Form 10-K
period 2020-08-01
UNITED NATURAL FOODS INC
filed 2020-09-29
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2020
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

Securities registered pursuant to Section 12(g) of the Act: None.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $379.5 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 31, 2020. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 24, 2020 was 54,839,901.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Our Background

As a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of retailer services in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 275,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of SUPERVALU INC. (“Supervalu”), we are transforming into North America’s premier wholesaler with 55 distribution centers and warehouses representing approximately 29 million square feet of warehouse space. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations. We reviewed our reportable segments and determined we were required to report Retail as a separate segment. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Our Commitment to Social and Environmental Responsibility

We are committed to being good stewards of our planet, our communities and our people, through tangible action. We continue to focus on reducing our environmental impact, conserving natural resources and promoting sustainability across our value chain and in our operations. We invest in the efficiency of our transportation fleet and warehouses, generate on-site solar power for operations use, and focus on diverting waste from landfills. In early 2020, UNFI joined the Climate Collaborative, solidifying commitments to energy efficiency, food waste reduction and sustainable transportation.
We believe that freedom of food choice matters and we play a vital role in delivering safe, quality and nutritious food options to more tables across North America. We are also working to increase access to better food, particularly for people in low-income and rural communities, or vulnerable situations, through monetary and in-kind donations, and operating retail stores in underserved areas. Our 501(c)(3) nonprofit, the UNFI Foundation, provides grants to nonprofit organizations working to build better food systems and nurture everyday health. We also encourage our associates to make a difference by volunteering their time in their communities.
The safety and well-being of our associates is a top priority. Throughout the COVID-19 pandemic, we have quickly and continuously adopted and added safety measures to protect our associates and the communities we serve. We are focused on fostering a culture of caring and safety; we are continuously striving toward zero injuries and accidents.
Social and environmental responsibility is integral to our overall business strategy, and we believe these practices deliver significant value to our stakeholders, including our shareholders, associates, customers, suppliers and communities.

Our Strategic Priorities

We remain focused on five strategic priorities that we believe will contribute to our future success:

1)	Foster a People-Driven Culture. Embracing our core mission to transform the world of food and recognizing that our culture of safety and integrity is at the forefront of everything we do.

2)
Financial Accountability. Delivering on our financial commitments, driving performance to achieve financial targets. We are focused on completing the integration of Supervalu into UNFI, realizing cost synergies, optimizing our distribution center network, driving cross-selling of products and services across our businesses and generating cash to pay down debt.

3)
Execute on our Core Business. Completing our Thrive2 initiative, our project to drive integrated work streams and standardized operating procedures, which provide better experiences for our customers, associates and suppliers and allow us to realize synergy benefits from simplification, pursuing additional operational efficiencies, and delivering food solutions.

4)
Focus on Growth. Building out the store through effectively cross-selling our entire portfolio of products and services, which provide differentiated solutions for our customers, and actively pursuing new customers.

5)	Divest Retail. Divesting our retail assets in a thoughtful and economic manner, a process which we believe may take up to an additional 24 months to be complete.

In recent years, our sales to existing and new customers have increased through:

•	the acquisition of natural and specialty products distributors and most recently the previously largest publicly traded conventional distributor, Supervalu;

•	the continued growth of the natural and organic products industry in general;

•	increased market share as a result of our high quality service and broader product selection, including specialty products;

•	the expansion of our existing distribution centers;

•	the construction of new distribution centers; and

•	the introduction of new products and the development of our own line of natural, organic and conventional branded products.

Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections, increase our market share, increase operating efficiencies in existing facilities and open new facilities. Our strategic plan includes increasing the type of products and services we provide to our customers, including perishable products and conventional produce to “build out the store” and cover center store, as well as perimeter offerings and private brands products, and providing services to additional customers, including marketing and e-commerce solutions.

Our Customers

We maintain long-standing relationships with our customers. We serve approximately 30,000 unique customer locations, primarily located across the United States and Canada, which we classify into five customer types:

•	Chains, which consists of customer accounts that typically have more than 10 operating stores and exclude stores included within the Supernatural and Other channels defined below;

•	Independent retailers, which include smaller size accounts and include single store and multiple store locations, but are not classified within Chains above or Other discussed below;

•	Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of Whole Foods Market;

•	Retail, which includes our Retail segment, including the Cub Foods business and the majority of the remaining Shoppers locations, excluding five Shoppers locations that are held for sale; and

•	Other, which includes international customers outside of Canada, foodservice, e-commerce, conventional military business and other sales.

In the fourth quarter of fiscal 2020, we recast our presentation of net sales by customer channel to be on a basis consistent with customer size, with international customers other than Canada and alternative format sales continuing to be classified within Other. Refer to Part II, Item 7—Results of Operations of this Annual Report on Form 10-K for additional information.

We have been the primary distributor to Whole Foods Market for more than twenty years. Under the terms of our agreement with Whole Foods Market, we serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our agreement with Whole Foods Market expires on September 28, 2025. Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2020. Our customers include single and multiple store independent grocery store retailers, regional chains, foodservice and the military, many of which are long tenured customers.

The following were included among our wholesale customers for fiscal 2020:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•
Cash and Carry Stores, The Fresh Market, Coborn’s, Natural Grocers, Jerry’s Foods, Vitamin Cottage, Festival Foods, All American Quality Foods, Ahold Delhaize banners (Giant-Carlisle, Stop & Shop, Giant-Landover, and Hannaford), Lunds & Byerlys, Superior Grocers, Vallarta Supermarkets, Wegmans, Raley’s, Redner’s Markets, Neiman’s Family Market, Dierberg’s, El Super Supermarkets, Sprouts Farmers Market, Kroger, Harris Teeter, Giant Eagle, Market Basket, Schnucks Shop-Rite, Publix, Raley’s and Loblaws.

Our international net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”) and exclude sales transacted in U.S. dollars and shipped internationally, which is a smaller component of our business. UNFI Canada represented approximately one percent of our net sales in fiscal 2020. We believe that our sales outside the United States will expand as we seek to continue to grow our Canadian operations.

Recent Acquisitions

A key component of our business and growth strategy has been to acquire wholesalers differentiated by product offerings, service offerings and market area. We believe the expanded product and service offerings from these acquisitions has enhanced and will continue to enhance our ability to acquire new customers and present opportunities for cross-selling complementary product lines. We believe that as a result of the Supervalu acquisition, we carry an unmatched product assortment that allows us to cross-sell natural products to conventional customers and conventional products to natural customers, all while reducing the number of weekly deliveries that each receives. Supervalu provided a robust suite of services that are now available to our natural customer base, services necessary to run their business and that provide opportunities to simplify and focus on their operations. We also believe the Supervalu acquisition provides additional scale to lower our overall costs. Finally, we are now a coast-to-coast distributor with customers in all fifty states as well as all ten provinces in Canada, making us a desirable partner for consumer product manufacturers. Our expanded scale and product assortment as a result of the Supervalu acquisition positioned us to continue to serve our customers and communities through the COVID-19 pandemic.

Our recent business acquisitions include:

•
Supervalu. On October 22, 2018 (the “Supervalu acquisition date”), we acquired Supervalu for an aggregate purchase price of approximately $2.3 billion, which included the assumption of outstanding debt and liabilities. The acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded market reach and scale, enhanced technology, capacity and systems, and is expected to continue to deliver significant cost synergies and accelerate potential growth.

•
Haddon House. In May 2016, we acquired Haddon House Food Products Inc. (“Haddon”) and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products throughout the eastern United States. Haddon has a diverse, multi-channel customer base including supermarkets, gourmet food stores and independent retailers. Our acquisition of Haddon has expanded our gourmet and ethnic product and service offering which continues to play an important role in our ongoing strategy to build out these product categories. Haddon’s operations have been combined with our existing business in the United States.

•
Nor-Cal Produce and Global Organics. In March 2016, we acquired (i) Nor-Cal Produce, Inc. (“Nor-Cal”) and an affiliated entity as well as certain real estate, in a cash transaction for approximately $67.8 million, and, (ii) certain assets of Global Organic/Specialty Source, Inc. and related affiliates (collectively “Global Organic”) through our wholly owned subsidiary Albert’s Organics, Inc. (“Albert’s”), in a cash transaction for approximately $20.6 million. Nor-Cal is a distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. Global Organic is a distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the southeastern United States.

Wholesale

We organize and operate our Wholesale reportable segment through four U.S. geographic regions: Atlantic, South, Central and Pacific; each of which is led by separate region presidents responsible for product and service strategy, execution, and financial results; and Canada Wholesale which is operated separately from the U.S. Wholesale business. Product and service categories include, grocery, fresh, wellness, private brands, e-commerce, food service and multi-cultural. This operating structure includes regional sales organizations and distribution center networks, which offer a combination of conventional and natural products to our customers as a consolidated supply solution. Territory managers in these regions sell across our complete lines of products, which brings us to our customers more frequently with all of our service offerings allowing us to anticipate and identify sales opportunities that result from our customers having a single point of contact for all of our products and services.

We have established a national network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and home, health and beauty care products. For financial reporting purposes, sales from our distribution centers to our own Retail stores are eliminated from of our Wholesale segment within Eliminations.

We offer Wholesale customers a wide variety of food and non-food products, and our own extensive lines of private label products. We also offer a broad array of professional services. As a logistics provider, efficiency is an important customer service measure. We optimize our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to Wholesale customers. Our Wholesale segment also focuses on improving our supply chain to achieve labor and cost efficiencies.

To maintain our market position and improve our operating efficiencies, we seek to continually:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection than our competitors;

•	offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;

•	centralize general and administrative functions to reduce expenses;

•	consolidate systems applications among physical locations and regions;

•	invest in our people, facilities, equipment and technology; and

•	reduce the geographic overlap between regions.

Retail

Our Retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and regional brands as well as our own private label products. Depending on the banner, a typical Retail store carries approximately 17,000 to 21,000 core stock-keeping units (“SKUs”) and ranges in size from approximately 50,000 to 70,000 square feet. We believe our Retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail continuing operations are supplied by our distribution centers, which also supply our Wholesale customers.

Our Retail segment includes 71 Cub Foods and Shoppers retail grocery stores acquired in the Supervalu acquisition. Prior to the fourth quarter of fiscal 2020 and since the Supervalu acquisition, we had presented these stores within discontinued operations. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations. As a result, our Consolidated Financial Statements and financial information presented within this Annual Report on Form 10-K reflect the Retail segment operations of Cub Foods and certain Shoppers stores within continuing operations, with prior periods having been revised to conform with the current period presentation.

Throughout this Annual Report on Form 10-K references to Retail exclude previously disposed Shoppers stores, five Shoppers stores that are held for sale, and the Hornbacher’s, Shop ‘n Save and Shop ‘n Save East retail banners, all of which we acquired as a result of the Supervalu acquisition and previously disposed. The results of these businesses continue to be presented as discontinued operations.

Our Products and Services

Our Product Offering

Our extensive selection of products includes natural, organic, specialty, produce, and conventional grocery, and non-food products. We offer nationally advertised brand name and private-label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to wholesale customers and our Retail stores to shoppers. We offer six main product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items.

Our private-label products include: the premium brand CULINARY CIRCLE®, which offers premium quality products in highly competitive categories; WILD HARVEST® and Field Day®, which include organic, non-GMO and items free from over 140 undesirable ingredients; core brands ESSENTIAL EVERYDAY®, EQUALINE®, SPRINGFIELD®, and category-specific brands ARCTIC SHORES SEAFOOD COMPANY®, BABY BASICS®, STONE RIDGE CREAMERY® and SUPER CHILL®, which provide national brand equivalent products at a competitive price; and the value brand SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands at substantial savings.

Manufacturing and Natural Branded Products Businesses

Our Blue Marble Brands portfolio is a collection of 16 organic, non-GMO, clean and specialty food brands representing more than 700 unique retail and food service products sourced from 29 countries around the globe. Blue Marble Brands defines clean ingredients to be minimally processed foods, using only essential ingredients that contain no artificial colors or flavors. Our Blue Marble Brands products are sold through our Wholesale segment, third-party distributors and directly to retailers. Our Field Day® brand is primarily sold to customers in our independent channel and is meant to serve as a private label brand for retailers to allow them to compete with supermarket and supernatural chains which often have their own private label store brands.

Our subsidiary doing business as Woodstock Farms Manufacturing specializes in importing, roasting, packaging and distributing nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections for our customers and in the Company’s branded products. Woodstock Farms Manufacturing sells items manufactured in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent retailers.

We operate an organic (United States Department of Agriculture (“USDA”) and Quality Assurance International (“QAI”)) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey that is SQF (Safety Quality Food) level 2 certified.

Our Professional Services Offerings

We offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable solutions. These services include pass-through programs in which vendors provide services directly to our Wholesale customers, as well as services and solutions we develop and provide directly. Our services include retail store support, advertising, couponing, e-commerce, network and data hosting solutions, and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.

Our Marketing Services

We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs that cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently. Set forth below are the services offered by each of these programs:

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

•	Web and digital marketing services including websites, mobile applications, and e-commerce capabilities.

Trade Marketing Programs

•	New item introduction programs showcase a supplier’s new items to retailers through trials and discounts.

•	Customer Portal Advertising allows our suppliers to advertise directly to retailers using the portal that many retailers use to order product and/or gather product information.

•	Foodservice options designed to support accounts in that category.

•	Monthly specials catalogs that highlight promotions and new product introductions.

•	Specialized catalogs for holiday and seasonal products.

Supplier Marketing Programs

•
ClearVue®, an information sharing program offered to a select group of suppliers designed to improve the transparency of information and drive efficiency within the supply chain. With the availability of in-depth data and tailored reporting tools, participants are able to reduce inventory balances while improving service levels.

•
Supply Chain by ClearVue®, an information sharing program designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. This program offers weekly and monthly reporting, enabling suppliers to identify areas of sales growth while pinpointing specific opportunities for achieving greater profits.

•
Supplier-In-Site (SIS), an information-sharing website that helps our suppliers better understand our Wholesale customers in order to generate mutually beneficial incremental sales in an efficient manner.

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

Organic Certification

Our “Certified Organic Distributor” certification covers all of our natural distribution centers in the United States, except for facilities acquired in connection with the acquisitions of Tony’s, Haddon, and Nor-Cal. Although not designated as a “Certified Organic Distributor” by QAI, the three Tony’s California locations are certified as Organic by the State of California Department of Public Health Food and Drug Branch, and Nor-Cal is currently registered with the California Department of Food and Agriculture Organic Program as an organic handler. In addition, our three Canadian distribution centers in British Columbia and Ontario each hold one of the following organic distributor certifications: QAI, EcoCert Canada or ProCert Canada.

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

Working Capital

Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in our Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. Our working capital needs are generally greater during the months leading up to high sales periods, such as the build up in inventory during the time period leading to the calendar year-end holidays. We typically finance these working capital needs with funds provided by operating activities and available credit through our revolving credit facility. In fiscal 2020, we experienced significant changes in our inventory, accounts payable and accounts receivable as a result of the customer behavior responses to the spread of COVID-19 and economic impacts in the second half of fiscal 2020. Our working capital levels have since stabilized to meet the higher levels of demand, and we expect our working capital to fluctuate with any macroeconomic impacts and changes in food-at-home purchasing levels.

Our Suppliers

We purchase our products from more than 11,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of conventional, natural and organic products seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell the suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2020.

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

Our Distribution Systems

The sites for our distribution centers are chosen to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often much further away. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased trucks, contract carriers and the suppliers themselves. When financially advantageous, we pick up product from suppliers or satellite staging facilities and return it to our distribution centers using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between our distribution centers if needed, which helps to reduce out-of-stocks and to sell perishable products prior to their expiration date.

The majority of our trucks are leased from a variety of national banks and are maintained by third-party national leasing companies, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. We also have facilities where we operate our own maintenance shops.

We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through independent carriers. Deliveries to areas outside the continental United States and Canada are typically shipped by freight-forwarders through ocean-going containers.

Our Focus on Technology

We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations in an effort to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locater/retrieval assignment systems. At most of our receiving docks, warehouse associates attach computer-generated, preprinted locater tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. As part of our “one company” approach, we are in the process of converting to a single national warehouse management and procurement system to integrate our existing facilities, including acquired Supervalu facilities, onto one nationalized platform across the organization. We continue to focus on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales.

Competition

The food distribution industry and the retail food industry are highly competitive. Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. We compete on the basis of price, quality, assortment, schedule and reliability of deliveries and services, value-added services, service fees and distribution facility locations. We compete in the United States and Canada with numerous national, regional, and local distributors of grocery and non-grocery consumable products. We also face indirect competition through our customers and direct competition in our retail stores from alternative methods of food distribution, such as internet-based retailers, non-traditional retailers, discount supermarket chains, supercenters, membership warehouse clubs, dollar stores and meal-delivery services.

The strategic acquisition of Supervalu provided us with greater scale, a broader product assortment, and a suite of professional services that enhance our ability to compete. In recent years consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than us.

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

The FDA Food Safety Modernization Act in the United States and the Safe Foods for Canadians Act in Canada have expanded food safety requirements across the food supply chain and, among other things, impose additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping, and improved tracing of food.  Products that do not meet regulatory standards and/or comply with these regulations may be considered to be adulterated and/or misbranded and subject to recall.

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

Employees

As of August 1, 2020, we had approximately 28,300 full and part-time employees within continuing operations, 11,800 of whom (approximately 42%) are covered by 51 collective bargaining agreements, including agreements under renegotiation. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, demand for our products, supply shortages and general economic conditions.

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

We provide these factors for investors as permitted by and to obtain the rights and protections under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements for more information on our business and the forward-looking statements included in this Annual Report.

Strategic and Operational Risks

We depend heavily on our principal customers and our success is heavily dependent on our principal customers’ ability to maintain and grow their business.

Whole Foods Market, a subsidiary of Amazon.com, Inc., accounted for approximately 18% of our net sales in fiscal 2020. We serve as the primary distributor of natural, organic, and specialty non-perishable products, and also distribute certain specialty protein, cheese, deli items, and products from health, beauty, and supplement categories to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement, which expires on September 28, 2025. Our ability to maintain a close, mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.

The loss or cancellation of business from Whole Foods Market, including from increased self-distribution to its own facilities, closures of its stores, reductions in the amount of products that Whole Foods Market sells to its customers, or our failure to comply with the terms of our distribution agreement with Whole Foods Market could materially and adversely affect our business, financial condition, or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, or if Whole Foods Market diverts purchases from us beyond minimum amounts it is required to purchase under our distribution agreement, our business, financial condition, or results of operations may be materially and adversely affected. Additionally, given the continued growth in sales to Whole Foods Market that we have experienced since fiscal 2018, if Whole Foods Market were to only purchase the minimum purchase amounts under our agreement with them, it would negatively impact our financial results.

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

The grocery industry is characterized by relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reductions in gross margins. The grocery business is intensely competitive, and the recent and ongoing consolidation within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial, marketing, and other resources than we do. Consumers also have more choices for conventional grocery purchases, including independent retailers we do not supply and e-commerce solutions, which reduces the demand for products supplied by our wholesale customers. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

Our ability to compete successfully will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers or potential customers, particularly within the supernatural and supermarkets channels, is highly competitive. Our competition comes from a variety of sources, including other distributors of natural and conventional products, as well as specialty or independent grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with our natural and organic product offerings, which are generally higher margin than conventional product offerings. The higher margin on natural and organic product offerings could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

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

The continuing consolidation of retailers in the natural products industry, the growth of supernatural chains, and increased closures of conventional grocery locations may reduce our profit margins in the future as more customers qualify for greater volume discounts, and as we experience pricing pressures from suppliers and retailers. For example, in fiscal 2020, we were negatively impacted by the consolidation in the natural products industry with bankruptcies of three of our natural retailer customers. In addition, while natural product retailers have performed well through the COVID-19 pandemic, there is no assurance that increased volume at these customers will be sustained over the long-term. Sales to chain customers generate a lower gross margin than do sales to our independents channel customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must increase the dollar value of products we sell or reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition, or results of operations could be materially and adversely impacted.

We are transforming our business and have engaged, and may continue to engage in, acquisitions and divestitures and other strategic initiatives, and may encounter difficulties integrating acquired businesses or divesting businesses or assets and may not realize the anticipated benefits of our acquisitions and divestitures, including, in particular, our acquisition of Supervalu.

We have engaged in, and could potentially continue to pursue, strategic transactions and initiatives as we transform our business. Acquisitions and divestitures present significant challenges and risks relating to the integration of acquired businesses and the separation of divested businesses.

On October 22, 2018, we acquired Supervalu, a complex business that was in the process of integrating two recently acquired substantial businesses. On June 23, 2017, Supervalu acquired Unified Grocers, Inc. (“Unified”), a retailer-owned cooperative focused on wholesale grocery and specialty distribution on the West Coast of the United States. On December 8, 2017, Supervalu acquired Associated Grocers of Florida, Inc. (“AG Florida”), a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, located primarily in South Florida, the Caribbean, Central and South America and Asia. The processes of integrating Supervalu, Unified and AG Florida may be disruptive to our business operations and may distract our management team from their day-to-day responsibilities. There can also be no assurance that we will be able to successfully complete the integration of Supervalu, Unified, and AG Florida to achieve the operational efficiencies, including synergistic and other benefits of the acquisitions.

Our ability to achieve the expected benefits of acquisitions, and in particular the Supervalu acquisition, will depend on, among other things, our ability to effectively execute on our business strategies, retain customers and suppliers on terms similar to those in place with the acquired businesses, achieve desired operating efficiencies and sales growth, optimize delivery routes, coordinate administrative and distribution functions, integrate management information systems, expand into new markets to include markets of the acquired business, retain and assimilate the acquired businesses’ employees, and maintain our financial and internal controls and systems as we expand our operations. Achieving the anticipated benefits of acquisitions also depends on the adequacy of our implementation plans and the ability of management to oversee and operate effectively the combined operations.

To realize the anticipated benefits of the Supervalu acquisition, our business must be successfully combined with Supervalu. We could fail to realize the anticipated benefits for a variety of reasons, including failure to leverage the increased scale of the combined company quickly and effectively, difficulties integrating information technology systems, failure to effectively coordinate sales, procurement, and marketing efforts to communicate the capabilities of the combined company, and failure to execute an efficient integrated distribution network incorporating our spectrum of product offerings.

The integration of Supervalu and other businesses that we have acquired might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Any of the businesses we acquired may also have liabilities or adverse operating issues, including some that were not discovered before the acquisition, and our indemnity for such liabilities may also be limited or nonexistent. The integration process could divert the attention of management and temporarily redirect resources primarily focused on reducing product cost and operating expenses, resulting in lower gross profits in relation to sales. In addition, the process of combining our company with Supervalu could cause interruption or loss of momentum in the activities of the respective businesses, which could have a material adverse effect on the combined operations.

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

We have announced our intention to divest Supervalu’s retail grocery businesses in an efficient and economic manner. There can be no assurance that we will be able to (i) identify buyers for the retail business of Supervalu on favorable terms or at all, (ii) effectively retain employees and conduct business at the stores within the retail business while we seek to identify buyers for these operations, or (iii) effectively minimize liabilities and stranded costs associated with the disposal of these operations, including surplus property and management of remaining obligations under real estate leases. If we are unable to divest Supervalu’s retail grocery business or realize fewer net proceeds from the divesture than we anticipate, we may not be able to reduce our indebtedness as planned and will incur higher interests costs as a result. Our failure to efficiently or competitively operate our retail grocery business in the interim may negatively impact the amount of net proceeds we receive from the divestiture. Our inability to complete or realize the projected benefits of planned and/or future divestitures could have a material adverse effect on our business, financial condition, or results of operations.

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

As competition increases, the grocery industry consolidates, macro challenges in grocery demand become more pronounced, and we attempt to affiliate larger wholesale customers, we expect to continue to face pressure on our operating margins. If we are not able to continue to capture scale efficiencies and enhance our merchandise offerings, if we are not able to achieve our targeted synergies for our acquisition of Supervalu and Supervalu’s acquisitions of Unified and AG Florida, or if we are not able to reduce our costs as we divest certain of our retail operations, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not refine and improve our systems continually or if we are unable to effectively improve our systems without disruption, including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our common stock.

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

Our success also depends in part on the financial success and cooperation of our wholesale customers. These wholesale customers manage their businesses independently and, therefore, are responsible for the day-to-day operation of their stores. They may not experience an acceptable level of sales or profitability, and our revenues and gross margins could be negatively affected as a result. We may also need to extend credit to our wholesale customers, including through loans, market support or guarantees. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Additionally, in the past we have entered into wholesale customer support arrangements to guaranty or subsidize real estate obligations, which make us contingently liable in the event our wholesale customers default.

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

We cooperatively engage in a variety of promotional programs with our suppliers. We manage these programs to maintain or improve our margins and increase sales. Recently, we have experienced a reduction in promotional spending and payment of slotting fees for new products by our suppliers as a result of the COVID-19 pandemic, and we may experience further reductions or changes in promotional spending (including as a result of increased demand for natural and organic products) which could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and recently we have experienced a higher than anticipated level of vendor out-of-stocks, which may expose us to reduced fill rates with our customers, resulting in higher costs, fees, or penalties, and therefore lower margins. We have no assurances of continued supply, pricing, or access to new products and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us.

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. For example, we have experienced, and continue to experience, higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As demand for natural and organic products has increased and the distribution channels into which these products are sold have expanded, we have continued to experience higher levels of manufacturer out-of-stocks, and to a lesser degree, we also experience out-of-stocks on certain conventional products. These shortages have caused us to incur higher operating expenses due to the cost of moving products around and between our distribution facilities in order to keep our service level high. We cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain supplier products. In addition, increased tariffs on imported goods, and any retaliatory actions by affected countries, may result in an increased in our costs for goods imported into the United States, and may reduce customer demand for affected products if the parties having to pay those tariffs increase their prices.

Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony’s. For example, in the past, weather patterns have at times resulted in lower than normal levels of precipitation in key agricultural states, such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Conversely, in years where rainfall levels are abundant product costs, particularly in our perishable and produce businesses, may decline and the results of this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could prevent us from fulfilling our obligations to customers, and customers may turn to other distributors. In that case, our business, financial condition or results of operations could be materially and adversely affected.

We have experienced losses due to the uncollectability of accounts and notes receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us.

Certain of our customers have from time to time experienced bankruptcy, insolvency, or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our business, financial condition, or results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. For example, we incurred significant bad debt expense in the second quarter of fiscal 2020 as a result of three customer bankruptcies. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have a material adverse effect on our business, financial condition, or results of operations.

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

As of August 1, 2020, approximately 11,800 of our 28,300 employees (approximately 42%) were covered by 51 collective bargaining agreements, including agreements under negotiation, which expire through August 2026, including 37 collective bargaining agreements assumed in our acquisition of Supervalu. If we are not able to renew these agreements or are required to make significant changes to these agreements that are unfavorable to us, our relationship with these employees may become fractured, work stoppages could occur or we may incur additional expenses which could have a material adverse effect on our business, financial condition, or results of operations. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future. Additionally, the terms of some legacy Supervalu collective bargaining agreements may limit our ability to increase efficiencies, while the threat of labor disruption is greater due to the larger number of represented locations.

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

Additionally, we risk a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful, and we could encounter a shortage of qualified labor in the future. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. We are undertaking efforts to automate certain functions of our business. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency through automation or to increase productivity and efficiency through other methods, including as a result of delays in executing our business transformation and integration efforts, we may be more susceptible to labor shortages than our competitors.

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

Although we continue to take actions to strengthen the security of our information technology systems, these measures and technology may not adequately anticipate or prevent security breaches in the future or we may not be able to timely implement these measures and technology. Cyber-attacks are rapidly evolving and becoming increasingly frequent, sophisticated and difficult to detect. The failure to promptly detect, determine the extent of, appropriately respond to, and contain a significant data security attack or breach of our systems or any third-party systems used by us could have a material adverse impact on our business, financial condition, or results of operations. We could also lose credibility with our customers and suffer damage to our reputation and future sales, including through negative publicity and social media. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

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

Our business strategy of increasing our sales of fresh, perishable items, which we accelerated with our acquisition of Supervalu and our prior acquisitions of Tony’s, Global Organic and Nor-Cal, may not produce the results that we expect.

A key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products that are typically found in the perimeter of our customers’ stores, in addition to the products we have historically distributed, will differentiate us from our competitors and increase demand for our products. We accelerated this strategy with our acquisition of Supervalu and, before that, our acquisitions of Tony’s, Global Organic/Specialty Source, Inc. and related affiliates, and Nor-Cal. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition, or results of operations may be materially and adversely affected, or we may not be able to fully realize the benefits of the Supervalu acquisition.

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

Additionally, Company-sponsored plans and multiemployer pension plans are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets, in certain cases (for example, Central States Pension Plan), by a wide margin. Withdrawal liabilities from multiemployer plans could be material, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. We expect that increases of unfunded liabilities of these plans would result in increased future payments by us and the other participating employers over the next few years. Any changes to our pension plans that would impact associates covered by collective bargaining agreements will be subject to negotiation, which may limit our ability to manage our exposure to these plans. A significant increase to funding requirements could adversely affect our financial condition, results of operations, or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access financial markets.

Failure by us to develop and operate a reliable technology platform and the costs of maintaining secure and effective information technology systems could negatively impact our business, and we may not realize the anticipated benefits of our recent investments in information technology.

Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology platform. We use software and other technology systems, among other things, to receive, generate and select orders, to load and route trucks and to monitor and manage our business on a day-to-day basis. Failure to have adequate computer systems across the enterprise and any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business, and result in increased costs negatively affecting our business, financial condition, or results of operations.

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

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, severity of injuries and accidents, vocation rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, and actual claim settlement patterns. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition, or results of operations.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,100 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into on August 30, 2018, as amended, and the term loan agreement (the “Term Loan Agreement”) related to our $1,950.0 million term loan facility (the “Term Loan Facility”) entered into in October 2018, contain financial covenants and other restrictions that limit our operating flexibility and limit our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

Historically, acquisitions and capital expenditures have been a large component of our growth. We anticipate that capital expenditures will continue to be, and acquisitions may be, important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, or our not being in compliance with restrictive covenants under our debt agreements, or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition, or results of operations.

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

We have provided significant support services to Save-A-Lot since Supervalu divested it in December 2016. We will lose a significant amount of revenue and corresponding operating earnings as a result of the wind-down of our large professional services agreement with Save-A-Lot, which agreement is scheduled to expire in December 2021. We have been executing on our plan to reduce costs, grow our sales and enhance our margins over the past several years, but we may not be able to grow sales quickly enough, further eliminate costs or enhance margins to fully mitigate the lost revenue as the services agreement unwinds. Failure to execute on our services offering and growth strategy, including making the necessary capital investments for that growth while managing additional cost reductions, could further adversely impact our results of operations. Our services agreement with Save-

A-Lot provides certain rights for the customers. The services agreement will typically include a fixed term but provide the customer certain termination rights, including in the event of our material breach, and may give the customer certain termination and monetary rights with respect to specified services or service categories in the event we do not perform to agreed-upon minimum levels of service. The services agreement will also generally require us to indemnify the customer against third-party claims arising out of the performance of the services under the agreement. Termination of services agreements, in whole or in part, and in particular the services agreement with Save-A-Lot, could adversely affect our business or results of operations.

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

Economic Risks

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, increasing our costs, impacting our supply chain, and driving change in customer and consumer demand for our products, and could have a material adverse impact on our business.

The outbreak of COVID-19 in the United States and Canada had sudden and significant impacts on our industry, including increased demand for the products we distribute as consumers began pantry loading and the consumption of food at home increased due to social distancing and stay-at-home orders. We have continued to experience elevated demand as consumers continue to eat at home rather than at restaurants, school or work. While our independent customers have performed well through the COVID-19 pandemic, there is no assurance that increased volume at these customers will be sustained over the long-term. The increased wholesale customer and end-consumer demand may decrease relative to current levels if and when the need for social distancing, quarantine or isolation measures decreases, and we are unable to predict when and to what extent that may occur. These measures have also had an adverse impact on the economies of North America. The ultimate impact of COVID-19 on our business and the economy, and the duration thereof, is uncertain.

Our business may be negatively impacted as a result of the COVID-19 pandemic. For example, we have incurred, and expect to continue to incur, increased costs, including: labor costs resulting from overtime, paid sick leave, or leaves of absence; costs associated with safety measures throughout our facilities, including enhanced sanitation, social distancing practices, such as partitions, decals, pre-shift temperature screenings, and the provision of personal protective equipment to our associates; costs associated with evaluating and piloting additional safety measures; and other operating costs due to short-term significant increases in demand spikes. In addition, we provided our associates with temporary state of emergency wage increases and increased overtime to warehouse, driver, and in-store associates during the peak of the pandemic, and may reinstitute that benefit in the future. If there were a rapid reduction in demand for the products we distribute, and we were unable to sufficiently reduce these costs, our results may be negatively impacted. We have experienced higher than usual levels of out-of-stocks leading to reduced fill rates, which may result in higher costs, fees, or penalties. We have experienced temporary facility closures due to the time required for increased sanitation procedures, and we may experience future facility closures due to outbreaks of COVID-19, reduced workforce or government mandates. We could experience disruptions to our supply chain through the shutdown of one or more of our distribution centers or warehouses, the inability to transport products to serve our customers or the inability of our vendors and contract manufacturers to supply products to us.

We have experienced declines in certain of our channels as a result of changes in consumer purchasing habits related to COVID-19, including reductions in food service, bulk snacks, seeds and nuts, and international categories. Changes in consumer purchasing habits, including potential reduced sales to our wholesale customers in the future due to a shift back to food away from home, which may be accelerated following the development and distribution of a vaccine, may negatively impact our results. Further, the pandemic has accelerated the consumer shift to e-commerce and new ways to purchase food, including increased restaurant and other delivery options, which may negatively impact demand at our retail grocery customers, and which trends may continue beyond the cessation of social distancing practices. In addition, our business could be negatively impacted by reduced workforces due to illness or other restrictions related to COVID-19; a shortage of qualified labor to support meeting increased demand; any failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors and external business partners to meet their obligations to us, or significant disruptions in their ability to do so; or diversion of management’s attention, including if any key employee becomes ill, and resources primarily focused on reducing operating expenses being redirected. In addition, the contraction of financial markets may impact our ability to execute transactions to dispose of or acquire real estate or distribution assets, including potential impacts to our ability to divest our retail operations.

We cannot predict the duration of the impact of COVID-19 or any related policies, such as stay-at-home orders or business or school closures. Our inventory and sales levels have stabilized to higher than pre-COVID-19 levels. If there were a rapid reduction in demand for the products we distribute, our results and cash flows may be negatively impacted if we are unable to monetize working capital.

Any of the foregoing factors, or other effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing, quarantine or isolation measures and whether additional waves of COVID-19 will affect the United States and Canada, our ability and the ability of our suppliers to continue to operate manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and purchasing habits. We cannot predict the duration or scope of the disruption. Therefore, the ultimate financial impact cannot be reasonably estimated at this time.

Our high level of debt makes us more sensitive to the effects of economic downturns and could adversely affect our business.

To finance the acquisition of Supervalu, we incurred or assumed significant indebtedness, including indebtedness incurred to refinance Supervalu’s and our then existing debt, and as of August 1, 2020, we had approximately $2.50 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

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

The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending, as well as general trends impacting the grocery retail business, such as an increase in food-away-from-home. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs, and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of our higher margin natural and organic products that consumers purchase where there are conventional lower margin alternatives given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.

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

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers, including costs of inbound goods from our suppliers. These factors, in turn, may negatively impact our net sales, margins, operating expenses, and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into commodity derivative contracts to hedge a portion of our projected diesel fuel requirements. To the extent we do not enter into commodity swap agreements, our exposure to volatility in the price of diesel fuel would increase relative to our exposure to volatility in periods in which we had outstanding commodity derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

Disruption of our distribution network or to the operations of our customers could adversely affect our business.

Damage or disruption to our distribution capabilities due to weather, including extreme or prolonged weather conditions, natural disaster, fire, civil unrest, terrorism, pandemic, strikes, product recalls or safety concerns generally, crop conditions, availability of key commodities, regulatory actions, disruptions in technology, the financial and/or operational instability of key suppliers, performance by outsourced service providers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, or other reasons could impair our ability to distribute our products. For example, we have both distribution centers and retail stores in cities and states where civil unrest has led to extensive property damage. Further civil unrest and damage to our real and personal property, or our customers’ locations, could have an adverse impact to our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be an adverse effect on our business, financial condition or results of operations.

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

Pharmacy: We are required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, record keeping, and distribution of controlled substances. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. For example, in 2019, the Company settled with the Drug Enforcement Administration alleged violations of the Controlled Substances Act relating to an administrative subpoena received by Supervalu that requested, among other things, information on the company’s pharmacy policies and procedures generally, as well as the production of documents that are required to be kept and maintained pursuant to the Controlled Substances Act and its accompanying regulations. Additionally, the Patient Protection and Affordable Care Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect our reimbursement. In addition, the Patient Protection and Affordable Care Act made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These Patient Protection and Affordable Care Act changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The failure to comply with applicable regulatory requirements or make capital expenditures required to maintain compliance with governmental laws and regulations, including those referred to above and in Item 1. Business-Government Regulation of our Annual Report, could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future. We cannot predict the nature of future laws, regulations, interpretations, or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business. We may incur material costs in our efforts to comply with current or future laws and regulations or due to any required product recalls.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintained 55 distribution centers and warehouses at August 1, 2020, which were utilized by our Wholesale segment and our other operating segments.

Distribution Centers

The following table shows our dry and cold storage distribution and warehouse facilities and the owned and leased square footage we occupied as of August 1, 2020:

Location	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Hopkins, Minnesota(1)	1,866	—	1,866
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(1)	1,249	—	1,249
Riverside, California	—	1,175	1,175
Centralia, Washington	—	1,155	1,155
York, Pennsylvania	—	1,039	1,039
Joliet, Illinois	—	988	988

Location	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Champaign, Illinois	—	910	910
Harrisburg, Pennsylvania	—	883	883
Green Bay, Wisconsin	—	980	980
Fort Wayne, Indiana	871	—	871
Commerce, California	—	858	858
Sarasota, Florida	—	847	847
Pompano Beach, Florida	—	799	799
Ridgefield, Washington(1)	779	—	779
Quincy, Florida	758	—	758
Pittsburgh, Pennsylvania	679	—	679
Atlanta, Georgia(1)	389	259	648
Moreno Valley, California	—	613	613
Lancaster, Texas	—	590	590
Indianola, Mississippi	543	40	583
Anniston, Alabama	465	105	570
Aurora, Colorado	—	529	529
Montgomery, New York(1)	500	—	500
Rocklin, California(1)	469	—	469
Stevens Point, Wisconsin	314	146	460
Gilroy, California(1)	447	—	447
Sturtevant, Wisconsin(1)	442	—	442
Carlisle, Pennsylvania	—	423	423
Howell Township, New Jersey(1)	397	—	397
Richburg, South Carolina(1)	342	—	342
Fargo, North Dakota	336	—	336
Oglesby, Illinois	—	325	325
Dayville, Connecticut(1)	317		317
Greenwood, Indiana(1)	308	—	308
Prescott, Wisconsin(1)	307	—	307
Santa Fe Springs, California(1)	—	298	298
Chesterfield, New Hampshire(1)	300	—	300
Iowa City, Iowa	271	20	291
West Sacramento, California(1)	251	—	251
Bismarck, North Dakota	244	—	244
Anniston, Alabama	—	231	231
Yuba City, California	—	224	224
Billings, Montana	220	—	220
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
West Newell, Illinois	155	—	155
Philadelphia, Pennsylvania	—	100	100
Richmond, British Columbia	—	96	96
Roseville, California	—	86	86
West Sacramento, California(1)	85	—	85
Logan Township, New Jersey	—	70	70
Burnaby, British Columbia	—	41	41
Montreal, Quebec	—	31	31

Location	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Truckee, California	—	8	8
	13,304	15,517	28,821

(1)
These distribution centers were mortgaged under and encumbered by our Term Loan Facility. We expect additional distribution centers will become mortgaged under and encumbered by our Term Loan Facility.

Retail Stores

The following table summarizes retail stores classified as continuing operations as of August 1, 2020, which were utilized by our Retail segment:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)(2)	52	1,134	2,445	3,579
Shoppers(2)	19	—	1,137	1,137
Total	71	1,134	3,582	4,716

(1)	Cub Foods stores include stores in which we have a controlling ownership interest, and excludes 33 franchised Cub Foods stores in which we have a minority interest or no interest.

(2)
These retail banners are reported within continuing operations in the Consolidated Financial Statements. Shoppers retail stores exclude five stores classified as discontinued operations in the Consolidated Financial Statements.

Corporate

As of August 1, 2020, we had approximately 3 million square feet of surplus retail stores and warehouses, including assigned leases, 77 percent of which was leased.

As of August 1, 2020, we utilized approximately 635 thousand square feet of corporate office space primarily related to our executive offices located in Providence, Rhode Island and Eden Prairie, Minnesota, as well as other smaller administrative offices across the United States. We own approximately 240 thousand square feet and lease the remaining 395 thousand square feet of our corporate office space.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate, and antitrust. Other than as described in Note 18—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report, which is incorporated herein, and as set forth below, there are no pending material legal proceedings to which we are a party or to which our property is subject.

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

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On August 1, 2020, we had 85 stockholders of record. The number of record holders is not representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and repay our outstanding indebtedness, and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Additionally, our ABL Credit Facility and Term Loan Facility contain terms that limit our ability to make any cash dividends unless certain conditions and financial tests are met.

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) S&P SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on August 1, 2015 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

This performance graph shall not be deemed “soliciting material” or be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among United Natural Foods, Inc., the S&P SmallCap 600, the S&P SmallCap 600 Food Distributors(1)

(1)	Our selected industry peer group reflects the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and UNFI.

	August 1, 2015	July 30, 2016	July 29, 2017	July 28, 2018	August 3, 2019	August 1, 2020
United Natural Foods, Inc	$100.00	$109.77	$83.20	$71.40	$18.49	$43.60
S&P SmallCap 600 Index	$100.00	$105.96	$124.87	$152.37	$139.39	$130.71
S&P SmallCap 600 Food Distributors Index	$100.00	$100.53	$91.85	$88.04	$50.00	$51.22

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data for the past five years derived from our Consolidated Financial Statements presented in this Annual Report and historical financial data derived from previously audited consolidated financial statements. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A. Risk Factors and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report. We have not declared or paid cash dividends in any of the following fiscal periods.

Year-over-year comparisons are significantly affected by material acquisitions. Our acquisition of Supervalu, which closed on October 22, 2018, and the acquisitions discussed in Part I. Item 1. of this Annual Report, significantly impact the comparability of reported results between periods. In addition, we have revised the following table for the immaterial error correction discussed in Note 20—Immaterial Correction to Prior Period Financial Statements and the presentation of Retail within continuing operations discussed in Note 1—Significant Accounting Policies, both included within Part II, Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
Consolidated Statements of Operations Data:	2020 (52 weeks)	2019 (53 weeks)	2018 (52 weeks)	2017 (52 weeks)(1)	2016 (52 weeks)(1)
	(In thousands, except per share data)
Net sales	$26,514,267	$22,307,456	$10,226,683	$9,274,471	$8,470,286
Cost of sales	22,639,475	19,098,850	8,706,669	7,847,983	7,195,112
Gross profit	3,874,792	3,208,606	1,520,014	1,426,488	1,275,174
Operating expenses	3,541,487	2,967,912	1,274,562	1,196,032	1,049,690
Goodwill and asset impairment charges	425,405	292,770	11,242	—	1,012
Restructuring, acquisition and integration related expenses	86,383	148,195	9,738	6,864	4,540
Loss (gain) on sale of assets	17,132	(499)	—	—	—
Operating (loss) income	(195,615)	(199,772)	224,472	223,592	219,932
Other expense (income):
Net periodic benefit income, excluding service cost	(39,177)	(35,041)	—	—	—
Interest expense, net	191,607	180,789	16,025	16,754	15,144
Other, net	(3,591)	(1,063)	(1,545)	(5,152)	743
Total other expense, net	148,839	144,685	14,480	11,602	15,887
(Loss) income from continuing operations before income taxes	(344,454)	(344,457)	209,992	211,990	204,045
(Benefit) provision for income taxes	(90,445)	(58,936)	47,215	83,303	80,807
Net (loss) income from continuing operations	$(254,009)	$(285,521)	$162,777	$128,687	$123,238
Net (loss) income from continuing operations per common share—Basic	$(4.81)	$(5.57)	$3.22	$2.54	$2.45
Net (loss) income from continuing operations per common share—Diluted	$(4.81)	$(5.57)	$3.20	$2.53	$2.45

	As of the Fiscal Year Ended
Consolidated Balance Sheets Data:	August 1, 2020	August 3, 2019	July 28, 2018	July 29, 2017(1)	July 30, 2016(1)
Working capital	$1,334,843	$1,449,984	$1,080,327	$952,073	$987,291
Total assets	$7,586,972	$7,174,335	$2,957,583	$2,882,567	$2,849,627
Total long-term debt and finance leases, excluding current portion	$2,570,297	$2,927,258	$340,323	$366,089	$580,872
Total stockholders’ equity	$1,142,258	$1,504,305	$1,839,066	$1,677,925	$1,516,979

(1)
The correction of the immaterial error described in Note 20—Immaterial Correction to Prior Period Financial Statements resulted in changes to prior year amounts not included in the Consolidated Financial Statements, which included an increase in Cost of sales of $2.4 million and $4.2 million in fiscal 2017 and 2016, respectively, a decrease in the provision for income taxes of $1.0 million and $1.6 million in fiscal 2017 and 2016, and a decrease in Retained earnings of $4.0 million and $2.5 million for fiscal 2017 and 2016, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.
FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of our retail operations will exceed our current expectations;

•	increased competition as a result of continuing consolidation of retailers in the natural product industry and the growth of supernatural chains;

•	the addition or loss of significant customers or material changes to our relationships with these customers;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	our ability to operate, and rely on third-party, reliable and secure technology systems;

•	the relatively low margins of our business;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•
our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company and to achieve efficiencies and cost savings from these efforts;

•	the potential for additional asset impairment charges;

•	our sensitivity to inflationary and deflationary pressures;

•	the potential for disruptions in our supply chain or our distribution capabilities by circumstances beyond our control, including a health epidemic;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	volatility in fuel costs;

•	volatility in foreign exchange rates; and

•	our ability to identify and successfully complete asset or business acquisitions.

You should carefully review the risks described under Part I. Item 1A. Risk Factors, as well as any other cautionary language in this Annual Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of retailer services in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 275,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of Supervalu, we are transforming into North America’s premier wholesaler with 55 distribution centers and warehouses representing approximately 29 million square feet of warehouse space. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations. We reviewed our reportable segments and determined we were required to report Retail as a separate segment. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Fiscal 2020 and 2021

In fiscal 2020, we moved closer to completing the integration of Supervalu and positioned ourselves for future growth. Our operating performance in fiscal 2020 benefited from the shift in food-at-home consumption driven by the impact of the global COVID-19 pandemic, during which we fulfilled our role as a critical link in the North American food supply chain while prioritizing the safety and well-being of our associates. By the end of fiscal 2020, we had completed the consolidation of five distribution centers in the Pacific Northwest into two distribution centers. We expect this consolidation to provide significant future operating benefits. We exceeded our original longer term cost synergy expectations, which called for a minimum of $185 million in savings related to the Supervalu acquisition, and believe we have further cost saving opportunities that we plan to pursue in fiscal 2021 and beyond. We remain optimistic in our ability to grow through cross selling our diverse product and services offerings, innovating to grow our Private Brands, and capitalizing on the growing trends in eCommerce. After investing in the growth of our business, we plan to use free cash flow to primarily reduce debt and improve our financial leverage.

Growth Drivers

A key component of our business and growth strategy has been to acquire wholesalers differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to continue to deliver significant synergies and accelerate potential growth. We believe the Supervalu acquisition allowed us to better serve our wholesale customers’ needs and compete in the current environment by providing additional warehouse and transportation capacity, as well as enabling us to provide a broader array of products to our customers. As one of the largest wholesale grocery distributors in North America, and in light of the continued expansion of our distribution network and “build out the store” strategy, we believe we are well positioned to leverage our infrastructure in the current economic and social environment to continue to serve our customers and the communities in which we operate, and are actively pursuing new customers.

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce and conventional grocery and non-food products, including our Private Brands. We also believe we have an opportunity to sell additional services to our customers to help them more efficiently operate their business while leveraging the infrastructure investments we’ve made. Services often sold to our customers include coupon processing, consumer marketing, retail technology and payments, and consumer services. We have realized and expect to continue to realize significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure and eliminating redundant administrative costs.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025.

We currently operate 71 retail grocery stores acquired in the Supervalu acquisition. We intend to thoughtfully and economically divest these stores over the intermediate-term; however, we have determined that we no longer expect to divest the Cub Foods business and the majority of the remaining Shoppers locations (“Retail”) within one year. As a result, we revised our Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

Other Factors Affecting our Business

Our results are also impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods has benefited the Company; however, consumer spending in the food-away-from-home industry had increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. In fiscal 2020, prior to the COVID-19 pandemic, we incurred an increase in customer bankruptcies associated with weakness of certain of our large, regional natural and specialty independent customers. The COVID-19 pandemic caused a significant increase in food-at-home expenditures as a percentage of total food expenditures. We expect that food-at-home expenditures as a percentage of total food expenditures will remain higher than recent years until consumer behaviors return to pre-pandemic levels and businesses are allowed to fully reopen. The economic rescission is expected to persist for some time due to and even after the near-term impact of COVID-19 has passed. In general, economic recessions usually result in higher food-at home expenditures, which would be expected to continue to benefit our customers and result in higher sales. The COVID-19 pandemic also drove significant growth in e-commerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional e-commerce (“dot.com”) customers, our EasyOptions B2B offering, which directly services non-traditional customers such bakeries or yoga studios, and through customers adopting our turnkey e-commerce platform.

Our results are also impacted by changes in food distribution trends affecting our wholesale customers, such as direct store deliveries and other methods of distribution. Our wholesale customers manage their businesses independently and operate in a competitive environment. We seek to obtain security interests and other credit support in connection with the financial accommodations we extend these customers; however, we may incur additional credit or inventory charges related to our customers, as we expect the competitive environment to continue to lead to financial stress on some customers. The magnitude of these risks increases as the size of our wholesale customers increases.

COVID-19 Impact

Impact and Response

As COVID-19 spread in March 2020, shelter-in-place orders and national and state emergencies were issued in the U.S. and our business was designated as an essential business to enable us to continue to serve our customers during the COVID-19 pandemic. During the initial spreading of the virus and implementation of shelter-in-place orders and restaurant closures, we experienced a surge in demand, as consumers undertook efforts to stock their pantries, and our related wholesale customer purchases surged, which impacted fill and service rates and depleted inventory levels. Based on historical purchasing levels, we put in place temporary customer supply allocation limits to ensure continued service to our wholesale customers’ locations, which limits were removed as we added capacity and demand decreased from peak levels. In response to the surge in demand, in the third quarter of fiscal 2020, we took actions to respond to the pandemic, to support our associates’ safety and wellbeing, and maximize our logistics network to serve the communities we supply. These actions included:

•
engaging and hiring associates in March and April, and providing existing associates with temporary state of emergency wage increases and increased overtime to warehouse and driver and retail associates;

•
implementing heightened associate safety protocols to keep our workforce healthy, including social distancing practices, enhanced sanitization and COVID communications, implementing extensive safety protocols at our retail locations to protect associates and customers; and evaluating and implementing safety practices for our drivers, sales team and corporate employees;

•
enhancing employee benefits, including wellbeing resources and covering COVID-19 testing expenses and providing coverage for COVID-19 illness or quarantine directed by the Company or a regulatory agency;

•	expanding warehouse operational hours and entering into service provider agreements to facilitate the transportation of our products to meet heightened demand and increase service levels;

•	donating over 10 million pounds of food and essential items to food banks across the country;

•	working with suppliers to prioritize the procurement and sale of high-volume SKUs;

•	maintaining high food safety standards for customers and consumers related to COVID-19; and

•	reassuring the public that the supply chain remains intact, and that food and essential products are available and safe.

We experienced the following impacts from COVID-19 in the second half of fiscal 2020:

•	Sales. Sales increased due to the increase in food-at-home expenditures as a result of the economic and social responses to the COVID-19 pandemic.

•	Gross Profit. Gross profit rates were adversely impacted by lower Wholesale vendor promotions, and lower Retail promotional activity.

•
Operating Expenses. Operating expense rates were positively impacted by our ability to leverage fixed operating and administrative expenses, which were partially offset by incremental costs related to COVID-19, including the impact of temporary pandemic related incentives and additional costs for safety protocols and procedures at the Company’s distribution centers and retail stores. When COVID-19 related health and safety requirements are eased, we expect these costs to subside. These costs are considered necessary to protect our employees, product quality standards, and wholesale and retail customers. We estimate that we incurred approximately $56 million of incremental operating expenses related to our response to the pandemic and operating our business at a higher through-put capacity.

•
Operating Earnings. Our business model allows us to leverage sales increases, and provided growth in operating earnings margin, as we leveraged the fixed and variable costs of our supply chain network and administrative expenses. Despite incremental labor and operating costs, additional volume experienced by our distribution network and retail stores drove higher leverage on fixed facility costs, semi-variable costs and general and administrative expenses.

Working Capital and Liquidity

At the onset of the COVID-19 pandemic, working capital was initially reduced providing a strong source of cash flows from operating activities. As of the end of fiscal 2020, working capital had stabilized, as inventory, accounts payable and accounts receivable levels normalized to near pre-pandemic levels. The surge in demand during the third quarter discussed above initially depleted inventory levels of continuing operations, and high sales throughput increased accounts payable and accounts receivable, as we worked to respond to our customers’ modified purchase patterns and prioritized the procurement of high-volume SKUs.

In response to the potential impact of the COVID-19 pandemic, we borrowed an additional $278.5 million on our $2.1 billion ABL Credit Facility, which we fully repaid in the third quarter of fiscal 2020. These borrowings were made as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We expect our unused credit under our ABL Credit Facility will provide sufficient liquidity to continue to meet ongoing working capital needs.

Outlook

We expect to continue to benefit from sales and margin growth as compared to historical periods while food-at-home expenditures as a percentage of total food expenditures remains higher than recent historical precedent, and higher on a year-over-year basis. We have increased our fill rates and service levels, as our and our vendors’ logistics capacity has grown, which had a positive effect on out of stock rates as compared to the initial surge in demand.

Trends in increased sales and gross margin benefits may lessen or reverse in the intermediate months if customers alter their purchasing habits. In addition, as discussed below in the section “Impact of Inflation or Deflation” and above in the section “Other Factors Affecting our Business” we could also be affected by changes in product mix and product category inflation changes, especially if customers change their purchasing habits as a result of sustained downturns in the U.S. and Canadian economies. These potential developments could impact food-at-home expenditures and prompt consumers to trade down to lower priced product categories or change their purchasing habits in a manner that would impact our wholesale supply to our wholesale customers. However, the expected benefits from continuing elevated food-at-home expenditures and the resulting benefits to our wholesale customers are expected to outweigh product mix changes and other factors insofar as they affect our results of operations and cash flows. The ultimate impact on our results is dependent upon the severity and duration of the COVID-19 pandemic and any economic downturn, food-at-home purchasing levels, and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

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

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and contains significant business tax provision changes to the U.S. tax code, including temporary expansion to the deductibility of interest expense and the ability to treat qualified improvement property as eligible for bonus depreciation as well as the ability to carry back net operating losses. In addition, the CARES Act changed the required filing of our federal income tax return from May 2020 to July 2020, and allows remittances of employer FICA payments previously due between March 2020 and December 2020 to be deferred until December 2021 and December 2022. Prior to the application of the CARES Act, the Company had a deferred tax asset related to $203 million of federal net operating losses that were available for unlimited carryforward (but no carryback) pursuant to provisions of the 2017 Tax Cuts and Jobs Act, which permitted taxpayers to carryforward net operating losses indefinitely. The CARES Act provides us the ability to carry these losses back at a 35% federal tax rate during the carry back periods, as compared to the current 21% federal tax rate. This resulted in a tax benefit of approximately $39.5 million, an estimate of which the Company recorded in the third quarter of Fiscal 2020, and which was finalized during the fourth quarter of fiscal 2020. The entire tax benefit associated with the net operating loss carry back has been recorded as a current tax receivable in the Consolidated Balance Sheet as of August 1, 2020.

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we completed the transfer of the volume of five distribution centers and their related supporting off-site storage facilities into two distribution centers during fiscal 2020. In fiscal 2021, we expect to achieve synergies and cost savings through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. We also expect that the optimization of the Pacific Northwest distribution network will help deliver meaningful synergies contemplated in the Supervalu acquisition. We expanded the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. The Ridgefield distribution center will deploy a warehouse automation solution that supports our slow-moving SKU portfolio. The operational start-up of the Centralia, WA distribution center began in the fourth quarter of fiscal 2019 and was completed in the fourth quarter of fiscal 2020. We ceased operations in our Tacoma, WA, Auburn, WA, Auburn, CA and Milwaukie, OR (Portland) distribution centers and have transitioned to supplying customers served by these locations to our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. We continue to evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

In connection with our consolidation of distribution centers in the Pacific Northwest, during fiscal 2020, we recorded a $10.6 million multiemployer pension plan withdrawal liability, under which payments will be made over a one-year period beginning in fiscal 2022, and also incurred integration expenses, such as incremental employee and moving costs. Distribution center integration costs and charges are recorded within Restructuring, acquisition and integration related expenses.

To support our continued growth within southern California, we began operating a newly leased facility with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option to acquire the real property of this distribution center agreeing to pay approximately $156.9 million for the facility, subject to finalization. We expect to engage a real estate partner to monetize the real property of this location, including through a sale-leaseback transaction that would ultimately reduce rents paid for this property from current rents, which we expect would occur on or before June 2022.

Distribution Center Sales

We sold five distribution centers in fiscal 2020 for aggregate consideration of $133.0 million, $38.0 million of which was received in the form of a short-term note receivable that we expect to receive the remaining proceeds prior to December 31, 2020. As we consolidate our distribution networks, we may sell additional owned facilities or exit leased facilities.

Operating Efficiency

As part of our “one company” approach, we are in the process of converting to a single national warehouse management and procurement system to integrate our existing facilities, including acquired Supervalu facilities, onto one nationalized platform across the organization. We continue to focus on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales.

Goodwill Impairment Review

During the first quarter of fiscal 2020, we changed our management structure and internal financial reporting, which resulted in the requirement to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, we performed an interim quantitative impairment review of goodwill for the Wholesale reporting unit, which included a determination of the fair value of all reporting units. Based on this analysis, we determined that the carrying value of our U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, we recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale’s reporting unit goodwill.

Quantitatively, the goodwill impairment was driven by the incorporation of the value associated with the legacy Supervalu wholesale reporting unit that was combined into the legacy Company Wholesale goodwill reporting unit and a decrease in estimated long-range cash flows prepared as part of the quantitative assessment. The goodwill impairment review indicated that the estimated fair value of the Canada Wholesale reporting unit, which had goodwill of $9.9 million as of November 2, 2019, exceeded its carrying values by approximately 13%. Other continuing operations reporting units, which had goodwill of $9.9 million as of November 2, 2019, were substantially in excess of their carrying value. If circumstances indicate that the value of one of these other reporting units has decreased, we may be required to perform additional reviews of goodwill and incur additional impairment charges. The first quarter of fiscal 2020 quantitative goodwill impairment review included a reconciliation of all of the reporting units’ fair value to our market capitalization and enterprise value. Refer Note 7—Goodwill and Intangible Assets in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our goodwill impairment charges.

Divestiture of Retail Operations

We have announced our intention to thoughtfully and economically divest our retail businesses acquired as part of the Supervalu acquisition in an efficient and economic manner in order to focus on our core wholesale distribution business. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations, collectively referred to as the Retail segment. The Retail segment excludes retail banners and stores previously sold or closed. We reviewed our reportable segments and determined we were required to report Retail as a separate segment. As a result, we revised our Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

The revision of our Consolidated Statements of Operations to present Retail within continuing operations resulted in an increase in our consolidated net sales, gross profit and operating expenses, and an increase in consolidated gross profit as a percentage of net sales, which was partially offset by an increase in operating expenses as a percent of net sales. In order to present Retail’s results of operations within continuing operations, Wholesale sales to Retail have been eliminated upon consolidation. The Wholesale segment’s net sales to discontinued operations retail stores are eliminated within the Wholesale segment.

In the fourth quarter of fiscal 2020, we recorded a $50.0 million non-cash charge to decrease the carrying value of certain long-lived assets, including property and equipment and intangible assets, to record the assets at the carrying amount at the acquisition date adjusted for any depreciation expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date. This charge reflects the depreciation and amortization from the date of the Supervalu acquisition date through fiscal 2020 based on useful lives assigned to the underlying Retail assets that were brought back into continuing operations.

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

Our discontinued operations as of the end of fourth quarter of fiscal 2020 include five Shoppers stores, and for historical periods, results of discontinued operations include the Hornbacher’s and Shop ‘n Save and Shop ‘n Save East retail banners, which were divested in fiscal 2019, and Shoppers stores that were sold and closed in fiscal 2020. In addition, cash flows from discontinued operations include real estate sales related to those historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Consolidated Financial Statements for all periods presented. As of the Supervalu acquisition date, retail assets and liabilities were recorded at their estimated fair value less cost to sell, and subsequent to that date, we reviewed the fair value, less cost to sell, of these disposal groups.

In the second quarter of fiscal 2020, we entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020, within discontinued operations the Company incurred approximately $31.1 million in pre-tax aggregate costs and charges related to Shoppers stores that remain within discontinued operations, consisting of $24.6 million of operating losses, severance costs and transaction costs during the period of wind-down and $6.5 million of property and equipment impairment charges related to impairment reviews. In the second and third quarters of fiscal 2020, we reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values.

We may incur additional costs and charges in the future related to the divestiture of Retail if these locations are subsequently sold, indicators exist that the business may be impaired, or if we incur employee-related charges or wind-down costs.

Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC (“Moran Foods”), the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. Total sales earned under the Services Agreement in fiscal 2020 was $24 million, which was recorded within Net sales. We expect that services provided under the Services Agreement will wind down on or near the end of the initial term. At that time, we would lose the revenue associated with this agreement, and if we are not able to eliminate fixed or variable costs associated with servicing this agreement concurrent with the decline in revenue, we would incur a decrease in operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during fiscal 2020 and 2019. In the aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation of approximately one percent in fiscal 2020. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

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

Cost of sales and Gross profit
The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move product between, our various distribution centers, partially offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses.

Operating expenses
Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. These expenses relate to warehousing and delivery expenses including purchasing, receiving, selecting and outbound transportation expenses.

Restructuring, acquisition and integration expenses
Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, change-in-control related charges, facility closure asset impairment charges and costs, stock-based compensation acceleration charges and acquisition and integration expenses. Integration expenses include incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Interest expense, net
Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, interest expense on finance and direct finance lease obligations, and amortization of financing costs and discounts.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net (loss) income from continuing operations, plus Total other expense, net and (Benefit) provision for income taxes, plus Depreciation and amortization calculated in accordance with GAAP, plus non-GAAP adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, Goodwill and asset impairment charges, Loss (gain) on sale of assets, certain legal charges and gains, certain other non-cash charges or items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in manner consistent with the results of continuing operations, outlined above.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the immaterial error correction discussed in Note 20—Immaterial Correction to Prior Period Financial Statements and the presentation of Retail within continuing operations discussed in Note 1—Significant Accounting Policies, both included within Part II, Item 8 of this Annual Report on Form 10-K.

(in thousands)	2020 (52 weeks)	2019 (53 weeks)	2018 (52 weeks)	2020 Change	2019 Change
Net sales	$26,514,267	$22,307,456	$10,226,683	$4,206,811	$12,080,773
Cost of sales	22,639,475	19,098,850	8,706,669	3,540,625	10,392,181
Gross profit	3,874,792	3,208,606	1,520,014	666,186	1,688,592
Operating expenses	3,541,487	2,967,912	1,274,562	573,575	1,693,350
Goodwill and asset impairment charges	425,405	292,770	11,242	132,635	281,528
Restructuring, acquisition and integration related expenses	86,383	148,195	9,738	(61,812)	138,457
Loss (gain) on sale of assets	17,132	(499)	—	17,631	(499)
Operating (loss) income	(195,615)	(199,772)	224,472	4,157	(424,244)
Other expense (income):
Net periodic benefit income, excluding service cost	(39,177)	(35,041)	—	(4,136)	(35,041)
Interest expense, net	191,607	180,789	16,025	10,818	164,764
Other, net	(3,591)	(1,063)	(1,545)	(2,528)	482
Total other expense, net	148,839	144,685	14,480	4,154	130,205
(Loss) income from continuing operations before income taxes	(344,454)	(344,457)	209,992	3	(554,449)
(Benefit) provision for income taxes	(90,445)	(58,936)	47,215	(31,509)	(106,151)
Net (loss) income from continuing operations	(254,009)	(285,521)	162,777	31,512	(448,298)
(Loss) income from discontinued operations, net of tax	(15,202)	898	—	(16,100)	898
Net (loss) income including noncontrolling interests	(269,211)	(284,623)	162,777	15,412	(447,400)
Less net income attributable to noncontrolling interests	(4,929)	(107)	—	(4,822)	(107)
Net (loss) income attributable to United Natural Foods, Inc.	$(274,140)	$(284,730)	$162,777	$10,590	$(447,507)

Adjusted EBITDA	$672,922	$562,855	$358,866	$110,067	$203,989

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income from discontinued operations, net of tax.

(in thousands)	2020 (52 weeks)	2019 (53 weeks)	2018 (52 weeks)
Net (loss) income from continuing operations	$(254,009)	$(285,521)	$162,777
Adjustments to continuing operations net income (loss):
Less net income attributable to noncontrolling interests	(4,929)	(107)	—
Total other expense, net	148,839	144,685	14,480
(Benefit) provision for income taxes(1)	(90,445)	(58,936)	47,215
Depreciation and amortization	281,535	247,746	87,631
Share-based compensation	33,689	40,495	25,783
Goodwill and asset impairment charges(2)	425,405	292,770	11,242
Restructuring, acquisition, and integration related expenses(3)	86,383	148,195	9,738
Loss (gain) on sale of assets(4)	17,132	(499)	—
Notes receivable charges(5)	12,516	—	—
Inventory fair value adjustment(6)	—	10,463	—
Legal reserve charge, net of settlement income(7)	1,196	(1,390)	—
Other retail expense(8)	1,750	—
Adjusted EBITDA of continuing operations	659,062	537,901	358,866
Adjusted EBITDA of discontinued operations(9)	13,860	24,954	—
Adjusted EBITDA	$672,922	$562,855	$358,866

(Loss) income from discontinued operations, net of tax(9)	$(15,202)	$898	$—
Adjustments to discontinued operations net (loss) income:
Total other expense, net	(4)	150	—
Benefit for income taxes	(4,465)	(3,723)	—
Other expense	—	(62)	—
Restructuring, store closure and other charges, net(10)	33,531	27,691	—
Adjusted EBITDA of discontinued operations(9)	$13,860	$24,954	$—

(1)	Fiscal 2020 includes the tax benefit from the CARES Act, which includes the impact of tax loss carrybacks to 35% tax years allowed under the CARES Act.

(2)
Fiscal 2020 primarily reflects a goodwill impairment charge attributable to a reorganization of our reporting units and a sustained decrease in market capitalization and enterprise value of the Company; resulting in a decline in the estimated fair value of the U.S. Wholesale reporting unit. In addition, this charge includes a goodwill finalization charge attributable to the Supervalu acquisition and an asset impairment charge. Fiscal 2019 reflects a goodwill impairment charge attributable to the Supervalu acquisition. Refer to Note 7—Goodwill and Intangible Assets in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)
Fiscal 2020 primarily reflects Shoppers asset impairment charges, closed property and distribution center impairment charges and costs, and administrative fees associated with integration activities. Fiscal 2019 primarily reflects expenses resulting from the acquisition of Supervalu and acquisition and integration expenses, including employee-related costs. Refer to Note 5—Restructuring, Acquisition and Integration Related Expenses in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)
Fiscal 2020 primarily reflects a $50.0 million accumulated depreciation and amortization charge related to the requirement to move Retail from discontinued operations to continuing operations, partially offset by $32.9 million of gains on the sale of distribution centers and other assets.

(5)	Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.

(6)	Reflects a non-cash charge related to the step-up of inventory values as part of purchase accounting.

(7)	Reflects a charge to settle a legal proceeding and a charge related to our assessment of legal proceedings, net of income received to settle a legal proceeding.

(8)	Reflects expenses associated with event-specific damages to certain retail stores.

(9)
Income from discontinued operations, net of tax and Adjusted EBITDA of discontinued operations excludes rent expense of $5.8 million and $9.5 million in fiscal 2020 and 2019, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we remain or expect to remain primarily obligated under these leases. We expect to assign these leases with the obligation to pay this rent expense to buyers of our retail discontinued operations upon sale. Due to these GAAP requirements to show rent expense, along with other administrative expenses of discontinued operations within continuing operations, we believe the inclusion of discontinued operations results within Adjusted EBITDA provides us and investors a meaningful measure of performance.

(10)	Amounts represent store closure charges and costs, operational wind-down and inventory charges, and asset impairment charges related to discontinued operations.

RESULTS OF OPERATIONS

Fiscal year ended August 1, 2020 (fiscal 2020) compared to fiscal year ended August 3, 2019 (fiscal 2019)

Within our results of operations we have estimated the impact of the additional week in fiscal 2019 and the acquisition of Supervalu, where applicable and estimable, to provide comparable financial results on a year-over-year basis. The impact of the 53rd week in fiscal 2019 discussed below represents an estimate of the contribution from the additional week in fiscal 2019 and is calculated by taking one-fifth of the respective metrics for the last five-week period, within the 14-week fourth quarter of fiscal 2019. The quantification of Supervalu’s impact on our results of operations presented below is to discuss the incremental impact of Supervalu, and provide analysis of our underlying business for year-over-year comparability purposes. References to legacy company results are presented to provide a comparative results analysis excluding the Supervalu acquired business impacts.

Net Sales

Our net sales by customer channel was as follows (in millions):

	2020 (52 weeks)	% of Total Net Sales	2019(1) (53 weeks)	% of Total Net Sales	Increase (Decrease)
Customer Channel					$	% of Total Net Sales
Chains(1)	$10,663	40%	$8,812	39%	$1,851	1%
Independent retailers(1)	6,699	25%	5,536	25%	1,163	—%
Supernatural	4,720	18%	4,394	20%	326	(2)%
Retail	2,331	9%	1,653	7%	678	2%
Other(1)	2,101	8%	1,912	9%	189	(1)%
Total net sales	$26,514	100%	$22,307	100%	$4,207	—%

(1)
During the fourth quarter of fiscal 2020, the presentation of net sales by customer channel has been recast to be presented on a basis consistent with customer size. International customers other than Canada, and alternative format sales continue to be classified within Other. The main effect of the change was to re-categorize the former Supermarkets and Independents channels, previously classified by the majority of product carried by those customers between conventional and natural products, respectively, to classify those stores by the number of customer locations we supply. There was no impact to the Consolidated Statements of Operations as a result of the reclassification of customer types. We believe this new basis better reflects the nature and economic risks of cash flows from customers. There was no change to the Supernatural channel. Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report on Form 10-K for our channel definitions.

Our net sales for fiscal 2020 increased approximately 19% from fiscal 2019. The increase in net sales for fiscal 2020 was driven by incremental Supervalu net sales from the first quarter of fiscal 2020, as Supervalu was only included in our results for approximately one week in the first quarter of fiscal 2019, of approximately $3,336 million and was partially offset by $475 million from an incremental 53rd week in fiscal 2019. The remaining underlying net sales increased $1,346 million or 6.2%.

Chains net sales increased primarily due to $1,612 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $192 million. The remaining increase of $431 million was primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and business prior to the pandemic.

Independent retailers net sales increased primarily due to $971 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019, of $120 million. The remaining increase of $312 million was primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Supernatural net sales increased primarily due to increased sales related to the COVID-19 pandemic, growth in existing and new product categories, and increased sales to existing and new stores prior to the pandemic, partially offset by the impact of categories that have been adversely impacted by COVID such as bulk and ingredients used for prepared foods and the estimated impact from the 53rd week in fiscal 2019 of $84 million.

Retail’s net sales increased primarily due to $486 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $40 million. The remaining increase of $232 million was driven by increased identical store sales related to the COVID-19 pandemic.

Other net sales increased primarily due to $267 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $39 million. The remaining decrease of $39 million is primarily due to a 23% (or $104 million) decline in sales to foodservice customers, whose purchases slowed due to the COVID-19 pandemic based on their locations being temporarily closed. We expect sales to our foodservice customers in the first half of fiscal 2021 to decrease as compared to fiscal 2020 as a result of the COVID-19 pandemic.

Cost of Sales and Gross Profit

Our gross profit increased $666.2 million or 20.8%, to $3,874.8 million in fiscal 2020, from $3,208.6 million in fiscal 2019. Our gross profit as a percentage of net sales increased to 14.61% in fiscal 2020 compared to 14.38% in fiscal 2019. Our gross profit for fiscal 2020 included an incremental 12 weeks of gross profit from the acquired Supervalu business estimated as approximately $480.2 million and fiscal 2019 included an estimated increase in gross profit from the 53rd week of $68.9 million. The remaining increase in gross profit of $254.9 million was primarily driven by higher Wholesale and Retail sales volume. The 23 basis point increase in gross profit rate was driven by a 92 basis point increase in Retail gross profit as a percent of its net sales, which was driven by lower promotional activity and contributed to a segment business mix impact that increased overall gross profit rate. This increase was partially offset by a 12 basis point decrease in Wholesale gross profit as a percent of its net sales, and included a decrease due to lower gross profit rates on conventional products.

Operating Expenses

Operating expenses increased $573.6 million, or 19.3%, to $3,541.5 million, or 13.36% of net sales, in fiscal 2020 compared to $2,967.9 million, or 13.30% of net sales, in fiscal 2019. The increase in operating expenses as a percent of net sales was driven by 25 basis points of higher incentive compensation, including temporary COVID-19 compensation expense and 13 basis points of higher bad debt expense primarily from customer bankruptcies prior to the pandemic, which were partially offset by 31 basis points of lower other employee costs driven by lower salaries and benefits expenses. Operating expenses decreased by $64.7 million from the impact of the additional 53rd week in fiscal 2019.

Goodwill and Asset Impairment Charges

During fiscal 2020 we recorded $425.4 million of goodwill and asset impairment charges, which reflects $421.5 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale reporting unit, $2.5 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1.4 million of other asset impairment charges. Refer to the section above Executive Overview—Goodwill Impairment Review and Note 7—Goodwill and Intangible Assets in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

During fiscal 2019 we recorded a $292.8 million goodwill impairment charge, which reflects the preliminary goodwill impairment based on the preliminary fair value of net assets assigned, which was finalized in the first quarter of fiscal 2020. The goodwill impairment charge recorded in fiscal 2019 was subject to further change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. The estimates and assumptions were subject to change during the measurement period (up to one year from the acquisition date).

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $86.4 million for fiscal 2020 and primarily included $41.6 million of integration related costs, $39.9 million of closed property reserve charges related to the divestiture of retail banners and $4.9 million of primarily employee related separation costs. Expenses incurred in fiscal 2019 primarily related to $74.4 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, $51.2 million of other acquisition and integration related costs and $22.5 million of closed property reserve charges primarily related to the divestiture of retail banners.

We expect to incur additional distribution center integration costs throughout fiscal 2021 related to our operational restructuring to achieve cost synergies and supply chain efficiencies within continuing operations.

Loss (Gain) on Sale of Assets

Loss on sale of assets increased $17.6 million to $17.1 million in fiscal 2020 from a gain on sale of assets of $0.5 million in fiscal 2019. Loss on sale of assets in fiscal 2020 included an accumulated depreciation and amortization charge of $50.0 million related to the requirement to move Retail from discontinued operations to continuing operations, which was partially offset by gains on sales of distribution centers and a retail accounting services business.

Operating Loss

Reflecting the factors described above, operating loss decreased $4.2 million to an operating loss of $195.6 million for fiscal 2020, from an operating loss of $199.8 million for fiscal 2019. The decrease in operating loss was driven by gross profit increases in excess of operating expense increases, lower restructuring, acquisition and integration related expenses, partially offset by a higher goodwill impairment charge and a higher loss on sale of assets.

The fiscal 2020 and 2019 operating losses include $5.8 million and $9.5 million, respectively, of operating lease rent expense and $1.9 million and $4.2 million, respectively, of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Total Other Expense, Net

(in thousands)	2020 (52 weeks)	2019 (53 weeks)	Increase (Decrease)
Net periodic benefit income, excluding service cost	$(39,177)	$(35,041)	$(4,136)
Interest expense on long-term debt, net of capitalized interest	166,402	146,762	19,640
Interest expense on finance and direct financing lease obligations	11,944	15,730	(3,786)
Amortization of financing costs and discounts	15,383	13,394	1,989
Debt refinancing costs and unamortized financing charges	74	4,903	(4,829)
Interest income	(2,196)	—	(2,196)
Interest expense, net	191,607	180,789	10,818
Other, net	(3,591)	(1,063)	(2,528)
Total other expense, net	$148,839	$144,685	$4,154

Net periodic benefit income, excluding service cost reflects the recognition of expected returns on benefit plan assets in excess of interest costs. Net periodic benefit income for fiscal 2020 includes $11.3 million of non-cash pension settlement charges primarily from the lump sum pension settlement offering completed in fiscal 2020. Fiscal 2019 net periodic benefit income reflects a partial year due to the acquisition of Supervalu near the end of the first quarter of fiscal 2019.

The increase in interest expense on long-term debt for fiscal 2020 compared to fiscal 2019 was primarily due to an increase in average outstanding debt driven by the Supervalu acquisition financing executed near the end of the first quarter of fiscal 2019. Interest on finance and direct financing leases decreased primarily due to the adoption of the new lease accounting standard, ASC 842, in fiscal 2020. Beginning in the third quarter of fiscal 2020, interest on financing leases includes interest expense related to a distribution center for which we executed a purchase option with a delayed purchase provision.

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 26.3% and 17.1% on pre-tax losses for fiscal 2020 and 2019, respectively. The increase in the benefit rate for fiscal 2020 was primarily driven by the NOL carryback provisions of the CARES Act.

(Loss) Income from Discontinued Operations, Net of Tax

The results of discontinued operations for fiscal 2020 reflect net sales of $228.5 million for which we recognized $66.4 million of gross profit and a loss from discontinued operations, net of tax of $15.2 million. As noted above, pre-tax loss from discontinued operations excludes $5.8 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $33.5 million of restructuring expenses primarily related to Shoppers store closures expenses related to employee costs and wind-down expenses, and asset impairment charges. In addition, gross profit of discontinued operations included inventory charges from store closures. As of the end of fiscal 2020, discontinued operations consisted of only five Shoppers stores.

Net sales, gross profit and operating expenses of discontinued operations decreased $211.9 million, $61.8 million and $53.4 million, respectively, for the fiscal 2020 as compared to fiscal 2019 primarily due to closed and sold Shoppers stores, results from the Hornbacher’s retail banner, which was sold in December 2019, and the closed Shop ‘n Save East stores, which were partially offset by the partial year in 2019 due to the timing of the Supervalu acquisition.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 19—Discontinued Operations in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these discontinued operations.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $274.1 million, or $5.10 per diluted common share, for fiscal 2020, compared to $284.7 million, or $5.56 per diluted common share, for fiscal 2019.

As described in more detail within Note 13—Share-Based Awards in Part II, Item 8 of this Annual Report on Form 10-K, in fiscal 2020 and 2019 we issued approximately 1.3 million and 2.0 million shares of common stock, respectively, to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition. We have approximately 1.6 million additional shares authorized for issuance and registered on a Registration Statement on Form S-8 filed with the SEC for the issuance in order to satisfy replacement award and option issuance obligations.

Fiscal year ended August 3, 2019 (fiscal 2019) compared to fiscal year ended July 28, 2018 (fiscal 2018)

The requirement to move Retail to continuing operations in fiscal 2020, resulted in a requirement to revise historical financial information to conform with current period presentation, and as a result the following reflects an updated results of operations discussion for fiscal 2019 compared to fiscal 2018.

Net Sales

Our net sales by customer channel were as follows (in millions):

	2019(1) (53 weeks)	% of Total Net Sales	2018 (52 weeks)	% of Total Net Sales	Increase (Decrease)
Customer Channel					$	% Total Net Sales
Chains(1)	$8,812	39%	$3,299	32%	$5,513	7%
Independent retailers(1)	5,536	25%	2,100	21%	3,436	4%
Supernatural	4,394	20%	3,758	37%	636	(17)%
Retail	1,653	7%	—	—%	1,653	7%
Other(1)	1,912	9%	1,070	10%	842	(1)%
Total net sales	$22,307	100%	$10,227	100%	$12,080	—%

(1)	Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report on Form 10-K for our channel definitions.

Our net sales for fiscal 2019 increased 118% to $22.31 billion from $10.23 billion for fiscal 2018. The increase in net sales for fiscal 2019 was driven by Supervalu net sales of approximately $11.40 billion, which included $272 million from the 53rd week in fiscal 2019, the increase in net sales of our Supernatural channel, the remaining company estimated impact from the 53rd week of approximately $204 million and an increase in Chains net sales, which were partially offset by decreases in Other and Independent retailers net sales.

Chains net sales increased primarily due to $5,392 million of net sales from the acquired Supervalu business, including the 53rd week, and the estimated impact from the 53rd week in fiscal 2019 on the remaining company of $62 million. The remaining increase of $59 million is primarily due to net sales to existing customers.

Independent retailers net sales increased primarily due to $3,402 million of net sales from the acquired Supervalu business, including the 53rd week, and the estimated impact from the 53rd week in fiscal 2019 on the remaining company of $40 million. The remaining decrease was $6 million.

Supernatural net sales increased, which included an estimated impact from the 53rd week of $84 million. The remaining increase in net sales to Whole Foods Market was primarily due to an increase in same store sales, which have continued following its acquisition by Amazon.com, Inc. in August 2017, coupled with growth in new product categories, most notably the health, beauty and supplement categories, and increased sales from new stores.

Retail’s net sales increased solely due to $1,653 million of net sales from the acquired Supervalu business.

Other net sales increased primarily due to $947 million of net sales from the acquired Supervalu business, including the 53rd week, and the estimated impact from the 53rd week on the remaining company in fiscal 2019 of $18 million. The remaining decrease of $123 million is primarily due to sales declines driven by our e-commerce business and lack of sales from Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Cost of Sales and Gross Profit

Our gross profit increased $1,688.6 million, or 111.1%, to $3,208.6 million in fiscal 2019, from $1,520.0 million in fiscal 2018. Our gross profit as a percentage of net sales was 14.38% in fiscal 2019 compared to 14.86% in fiscal 2018. Our gross profit for fiscal 2019 included 41 weeks of gross profit from the acquired Supervalu business of approximately $1,639.9 million, net of its related LIFO inventory charge, and an estimated increase in gross profit from the 53rd week of $28.0 million on the legacy company results. In addition, our legacy company Wholesale business gross profit decreased from a LIFO charge of $15.0 million in fiscal 2019, and from cycling the fiscal 2018 gross profit from a change in accounting estimate benefit of $20.9 million. The remaining increase in gross profit of $56.6 million was driven by the sales growth from the Supernatural channel relative to the other customer channels and lower inbound freight expense. The decrease in gross profit rate was primarily due to the impact of the acquired Supervalu business.

Total Gross profit increased by $68.9 million from the impact of the additional 53rd week. The adoption of the LIFO inventory costing method decreased our fiscal 2019 Gross profit by $25.4 million or 11 basis points.

Refer to Note 1—Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K and below under the heading Net (Loss) Income Attributable to United Natural Foods, Inc. for additional information regarding the impact of a change in estimate for the gross profit impact of $20.9 million recorded during fiscal 2018.

Operating Expenses

Operating expenses increased $1,693.4 million, or 132.9%, to $2,967.9 million, or 13.30% of net sales, in fiscal 2019 compared to $1,274.6 million, or 12.46% of net sales, in fiscal 2018. The increase in operating expenses as a percentage of net sales was primarily driven by the mix impact from the acquired Supervalu business, including higher Retail costs including employee and occupancy costs, and the impact of higher depreciation and amortization expense of 25 basis points on total company results, partially offset by lower administrative employee costs, including the impact of cost synergies and lower incentive compensation costs, excluding stock-based compensation. Operating expenses increased by $64.7 million from the impact of the additional 53rd week in fiscal 2019.

Goodwill and Asset Impairment Charges

During fiscal 2019 we recorded a $292.8 million goodwill impairment charge, which reflects the preliminary goodwill impairment charge based on the preliminary fair value of net assets assigned. The goodwill impairment charge recorded in fiscal 2019 was subject to further change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. The estimates and assumptions were subject to change during the measurement period (up to one year from the acquisition date).

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $148.2 million for fiscal 2019 and primarily included $74.4 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, $51.2 million of other acquisition and integration related costs and $22.5 million of closed property reserve charges related to the divestiture of retail banners. Expenses incurred in fiscal 2018 primarily related to $5.0 million of acquisition related costs associated with the Supervalu acquisition and $4.8 million charges related to the exit of our Earth Origins Market business.

Operating (Loss) Income

Reflecting the factors described above, operating income decreased approximately $424.2 million to an operating loss of $199.8 million for fiscal 2019, from operating income of $224.5 million for fiscal 2018. As a percentage of net sales, operating loss was 0.90% for fiscal 2019, compared to operating income of 2.19% for fiscal 2018. The decrease in operating income was driven by higher Goodwill and asset impairment charges, higher Restructuring, acquisition and integration related expenses, higher Operating expenses, including higher depreciation and amortization expense, and the change in accounting estimate benefit from last year, which were offset in part by higher Gross profit, excluding the change in accounting estimate discussed above.

The fiscal 2019 operating loss includes $9.5 million of operating lease rent expense and $4.2 million of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Total Other Expense, Net

(in thousands)	2019 (53 weeks)	2018 (52 weeks)	Increase (Decrease)
Net periodic benefit income, excluding service cost	$(35,041)	$—	$(35,041)
Interest expense on long-term debt, net of capitalized interest	146,762	14,016	132,746
Interest expense on finance and direct financing lease obligations	15,730	2,455	13,275
Amortization of financing costs and discounts	13,394	—	13,394
Debt refinancing costs and unamortized financing charges	4,903	—	4,903
Interest income	—	(446)	446
Interest expense, net	180,789	16,025	164,764
Other, net	(1,063)	(1,545)	482
Total other expense, net	$144,685	$14,480	$130,205

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

(Benefit) Provision for Income Taxes

Our effective income tax rate for continuing operations was 17.1% and 22.5% for fiscal 2019 and 2018, respectively. The fiscal 2019 effective tax rate reflects a tax benefit based on a consolidated pre-tax loss from continuing operations while fiscal 2018 reflected a tax expense on pre-tax income. The fiscal 2018 effective income tax rate was primarily driven by a non-cash net tax benefit of $21.7 million related to the impact of the re-measurement of the U.S. net deferred tax liabilities due to tax reform. For fiscal 2019, the effective income tax rate captures the full impact of the reduced federal tax rate, as well as tax cost associated with stock compensation payments not expected to be deductible in under the Section 162(m) tax reform rules and the impact of non-deductible goodwill impairment charges recorded in fiscal 2019.

Income from Discontinued Operations, Net of Tax

The results of operations for fiscal 2019 reflect net sales of $440.5 million for which we recognized $128.3 million of gross profit and Income from discontinued operations, net of tax of $0.9 million. As noted above, pre-tax income from discontinued operations excludes operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $24.9 million of restructuring expenses primarily related to employee severance and store closure charges. In addition, gross profit of discontinued operations included inventory charges from store closures.

Net (Loss) Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $284.7 million, or $5.56 per diluted share, for fiscal 2019, compared to net income of $162.8 million, or $3.20 per diluted share, for fiscal 2018.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses, Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 17—Business Segments within Part II, Item 8 of this Annual Report on Form 10-K and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated.

				Increase / (Decrease)
(in thousands)	2020 (52 weeks)	2019 (53 weeks)	2018 (52 weeks)	2020	2019
Net sales:
Wholesale	$25,496,597	$21,530,183	$10,169,840	$3,966,414	$11,360,343
Retail	2,330,694	1,653,596	—	677,098	1,653,596
Other	227,984	234,838	228,465	(6,854)	6,373
Eliminations	(1,541,008)	(1,111,161)	(171,622)	(429,847)	(939,539)
Total Net sales	$26,514,267	$22,307,456	$10,226,683	$4,206,811	$12,080,773
Continuing operations Adjusted EBITDA:
Wholesale	$591,028	$462,996	$343,104	$128,032	$119,892
Retail	86,401	34,149	—	52,252	34,149
Other	(15,903)	41,918	12,337	(57,821)	29,581
Eliminations	(2,464)	(1,162)	3,425	(1,302)	(4,587)
Total continuing operations Adjusted EBITDA	$659,062	$537,901	$358,866	$121,161	$179,035

Net Sales

Wholesale’s net sales increase in fiscal 2020 as compared to fiscal 2019 was driven by an incremental 12 weeks of net sales from the acquired Supervalu business of approximately $3,118 million and was partially offset by $455 million from an incremental 53rd week in fiscal 2019, with the remaining increase primarily due to growth in sales to existing customers in the Chains, Supernatural and Independent retailers channels. Sales growth was primarily driven by demand for center store and natural products from customers response to the COVID-19 pandemic, and was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Retail’s net sales increase for fiscal 2020 as compared to fiscal 2019 is primarily due to $486 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $40 million. The remaining increase was driven by increased identical store sales related to the COVID-19 pandemic. All Retail net sales related to the acquired Supervalu business.

The increase in net sales eliminations in fiscal 2020 and 2019 was primarily due to an increase in Wholesale sales to Retail resulting from the acquired Supervalu retail business, which are eliminated upon consolidation.

Wholesale’s net sales increase in fiscal 2019 as compared to fiscal 2018 was driven by Supervalu net sales of approximately $10.65 billion, which included $252 million from the 53rd week in fiscal 2019, with the remaining increase primarily driven by net sales of our Supernatural channel, the remaining company estimated impact from the 53rd week of approximately $204 million and an increase in Chains net sales, which were partially offset by decreases in Other and Independent retailers net sales.

Retail’s net sales increase for fiscal 2019 as compared to fiscal 2018 was driven by Supervalu net sales of approximately of $1,653 million, which included $40 million from the 53rd week in fiscal 2019.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 28% in fiscal 2020 as compared to fiscal 2019. The increase was driven by leveraged sales growth, particularly in the second half of fiscal 2020 from increases in food-at-home purchases that drove sales to our customers, an incremental 12 weeks of Adjusted EBITDA from the acquired Supervalu business. Gross profit dollar growth for fiscal 2020 was $469.3 million with a gross profit rate decrease of approximately 12 basis points, which outpaced operating expense increases, excluding depreciation and amortization and stock-based compensation, of $341.3 million. Operating expense rate decrease of approximately 29 basis points primarily driven by lower trucking expense, partially offset by higher temporary incentive pay and operating costs related to the COVID-19 pandemic and higher bad debt expense prior to the COVID-19 pandemic. Wholesale depreciation expense increased $39.3 million to $267.2 million due to an incremental 12 weeks of depreciation and amortization expense from the Supervalu acquisition.

Retail’s Adjusted EBITDA increased 153% in fiscal 2020 as compared to fiscal 2019. The increase was driven by higher sales volume from the impacts of the COVID-19 pandemic and the incremental 12 weeks of Adjusted EBITDA from the acquired Supervalu business, fixed and variable cost leveraging and lower promotional activity. Gross profit dollar growth for fiscal 2020 was $197.3 with gross profit rate increasing 92 basis points from lower promotional activity. Operating expense growth of $140.2 million with an operating expense rate decrease of 92 basis points driven by variable cost leveraging partially offset by higher temporary incentive pay and operating costs related to the COVID-19 pandemic. Retail depreciation and amortization expense for fiscal 2020 and 2019 relate to finance lease amortization expense associated with leases previously amortizing in continuing operations as they were not previously classified as held for sale. Starting in the first quarter of fiscal 2021, we expect we will start recording depreciation and amortization expense related to the assets previously classified as held for sale that were moved to continuing operations, as the majority of Retail’s assets were not subject to depreciation and amortization expense.

Other Adjusted EBITDA decreased 138% in fiscal 2020 primarily due to higher incentive compensation costs.

Wholesale’s Adjusted EBITDA increased 35% in fiscal 2019 as compared to fiscal 2018 primarily due to the acquired Supervalu Wholesale business, which reflected 41 weeks of results, and growth in the legacy Wholesale business driven by higher sales. Gross profit dollar growth for fiscal 2019 was $1,252.9 million, of which $1,176.3 million was attributable to the acquired Supervalu business. Operating expense, excluding depreciation and amortization and stock-based compensation, dollar growth for fiscal 2019 was $1,133.1 million, of which $988.8 million was attributable to the acquired Supervalu business. Wholesale’s depreciation and amortization expense increased $143.0 million to $227.9 million in fiscal 2019.

All of the increase in Retail’s Adjusted EBITDA in fiscal 2019 as compared to fiscal 2018 resulted from the acquired Supervalu retail business, which reflected 41 weeks of results. Retail did not have any depreciation expense that was attributed to it because of its previous held for sale status.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Total liquidity as of August 1, 2020 was $1.28 billion and was comprised of the following:

◦
Unused credit under our revolving line of credit was $1,234.8 million as of August 1, 2020, which increased $315.6 million from $919.2 million as of August 3, 2019, primarily due to net payments made on the ABL Credit Facility as cash flow generated from the business was utilized to reduce outstanding debt.

◦	Cash and cash equivalents was $47.0 million as of August 1, 2020, which increased $2.5 million from $44.5 million as of August 3, 2019.

•
Our total debt decreased $408.9 million to $2,497.6 million as of August 1, 2020 from $2,906.5 million as of August 3, 2019 primarily related net payments made on the ABL Credit Facility and our 364-day Term Loan Facility payment.

•
In fiscal 2021, we are obligated to make a $72.0 million prepayment from Excess Cash Flow (as defined in the Term Loan Agreement) generated in fiscal 2020, which we satisfied with a $72.0 million payment in the first quarter of fiscal 2021. Other debt maturities are expected to be $12.8 million in fiscal 2021. We are also obligated to make payments to reduce finance lease obligations. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to, and will, be used to make additional Term Loan Facility payments.

•
We expect to continue to annually reduce our long-term debt and be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from the asset sales or borrowings under the ABL Credit Facility.

•
Working capital decreased $115.1 million to $1,334.8 million as of August 1, 2020 from $1,450.0 million as of August 3, 2019, primarily due to the adoption of the new lease standard from the recognition of a new current portion liability for operating leases, an increase in accounts payable, partially offset by increases in inventories to support higher service levels and accounts receivable from higher sales.

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

We currently do not pay a dividend on our common stock, and have no current plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility and our ABL Credit Facility. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities.

Long-Term Debt

During fiscal 2020, we repaid a net $323.3 million under the ABL Credit Facility and repaid $91.9 million of scheduled maturities and voluntary prepayments under the Term Loan Facility. Refer to Note 10—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement does not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is ever less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report. The ABL Loan Agreement and the Term Loan Agreement contain certain customary operational and informational covenants. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

The following chart outlines our scheduled debt maturities by fiscal year, which excludes debt prepayments that may be required from proceeds from sales of mortgaged properties and, for periods beyond fiscal 2021, prepayments that may be required by Excess Cash Flow (as defined in the Term Loan Agreement).

Long-Term Debt Maturities ($ in millions)
72.0
12.8
13.5
14.2
756.7
8.0
18.0
1.0
1,683.0
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

As of August 1, 2020, we had an aggregate of $1.99 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of our floating LIBOR based debt at fixed rates ranging from 0.454% to 2.959%, with maturities between October 2020 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $138.7 million and are subject to volatility based on changes in market interest rates. See Note 9—Derivatives in Part II, Item 8 and —Interest Rate Risk within Item 7A of this Annual Report on Form 10-K for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of August 1, 2020, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the financial position in these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2020 were $172.6 million, compared to $228.5 million for fiscal 2019, a decrease of $55.9 million primarily driven by lower distribution center expansion investments in fiscal 2020 compared to 2019. Fiscal 2020 principally includes capital expenditures for distribution center expansions, primarily in Ridgefield, WA and Moreno Valley, CA, as well as information technology, and equipment. Fiscal 2021 capital spending is expected to be in the range of $200.0 million to $250.0 million and include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

The following chart outlines our capital expenditures by type over the last three fiscal years.

Capital Expenditures ($ in millions)
45
228
29
21
178
173
29
12
132
Fiscal 2018
Fiscal 2019
Fiscal 2020
New distribution centers
Retail
Distribution center expansion, improvements, technology, fleet and other

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

(in thousands)	2020 (52 weeks)	2019 (53 weeks)	2018 (52 weeks)	2020 Change	2019 Change
Net cash provided by operating activities of continuing operations	$452,365	$288,986	$109,038	$163,379	$179,948
Net cash used in investing activities of continuing operations	(27,684)	(2,340,830)	(47,005)	2,313,146	(2,293,825)
Net cash (used in) provided by financing activities	(453,071)	1,996,352	(53,557)	(2,449,423)	2,049,909
Net cash flows from discontinued operations	30,389	77,587	—	(47,198)	77,587
Effect of exchange rate on cash	(154)	(143)	(575)	(11)	432
Net increase in cash and cash equivalents	1,845	21,952	7,901	(20,107)	14,051
Cash and cash equivalents, at beginning of period	45,267	23,315	15,414	21,952	7,901
Cash and cash equivalents at end of period, including discontinued operations	$47,112	$45,267	$23,315	$1,845	$21,952

Fiscal 2020 compared to Fiscal 2019

The increase in net cash provided by operating activities of continuing operations was primarily due to higher amounts of cash provided in fiscal 2020 related to higher earnings before the goodwill impairment charges and depreciation and amortization expense, cash received from income taxes in fiscal 2020 compared to cash paid for income taxes in fiscal 2019, and lower payments for assumed liabilities and transaction costs, which were partially offset by uses of cash to build inventory. In fiscal 2019, we benefited from the reduction of the seasonally high levels of inventory and accounts receivable at the time of the Supervalu acquisition; however, these cash inflows were offset in part by decreases from cash payments made in fiscal 2019 for assumed liabilities and the payment of transaction costs from the Supervalu acquisition, including transaction-related expenses, accrued employee costs, and restructuring costs associated with reductions in force.

The decrease in net cash used in investing activities of continuing operations was primarily due to $2,292.4 million of cash paid to purchase Supervalu in fiscal 2019 and $55.9 million of lower cash payments for capital expenditures, partially offset by $33.0 million of less cash received from the sale of property and equipment, primarily due to lower cash received from the sale of distribution centers. In fiscal 2019, we received cash from the sale and leaseback of two distribution centers, one of which was a shorter-term lease related to the exit of that facility. In fiscal 2020, we received cash proceeds from the sale of five distribution centers, one of which contained a shorter-term leaseback related to the exit of that facility.

The decrease in net cash provided by financing activities of continuing operations was primarily due to fiscal 2019 borrowings on long-term debt to finance the Supervalu acquisition, and a net decrease in cash provided by the revolving credit facility borrowings of $1,193.1 million, which was driven by borrowings to finance the Supervalu acquisition in fiscal 2019, offset in part by net payments made in fiscal 2020 from operating activities cash flows in excess of investing activities. These decreases in cash provided by financing activities, were offset in part by a decrease in payments of long-term debt and finance lease obligations of $657.6 million driven by the repayment of acquired senior notes in fiscal 2019 and $62.6 million of payments for debt issuance costs in fiscal 2019.

Net cash flows from discontinued operations primarily include investing activity cash flows from asset sales and operating activity cash flow from operating income of the retail disposal groups. The decrease in net cash flows from discontinued operations is primarily due to higher proceeds received in fiscal 2019 related to the sale of retail locations, including Hornbacher’s, than proceeds received in fiscal 2020, including proceeds from the sale of a former dedicated retail distribution center and retail stores.

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

The increase in net cash used in investing activities of continuing operations was primarily due to $2,292.4 million paid for the Supervalu acquisition and an increase of $183.9 million in cash utilized for capital expenditures, partially offset by cash received from the sale and leaseback of two distribution centers, and the sale of two surplus facilities, for aggregate proceeds of $172.5 million.

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

Net cash flows from discontinued operations primarily include investing activity cash inflows from the sale of Hornbacher’s, a surplus distribution center, and surplus retail stores, and operating activity cash flow from operating income, partially offset by capital expenditures of discontinued operations.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not repurchase any shares of our common stock in fiscal 2020 or 2019 pursuant to the share repurchase program. As of August 1, 2020, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2021. Additionally, our ABL Credit Facility and Term Loan Facility contain terms that limit our ability to repurchase of common stock above certain levels unless certain conditions and financial tests are met.

We no longer intend to indefinitely reinvest accumulated earnings in our Canada operations. Accordingly, we have recorded the tax impacts of this treatment (a tax benefit of $0.6 million due to the foreign exchange loss on previously taxed income) in fiscal 2019.

Pension and Other Postretirement Benefit Obligations

We contributed $16.1 million and $2.6 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2020. In fiscal 2021, no minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan or the SUPERVALU Retirement Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company expects to contribute approximately $0 million to $5.3 million to its defined benefit pension plans and postretirement benefit plans in fiscal 2021. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Lump Sum Pension Settlement Offering

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on offer acceptances. The plan made aggregate lump sum settlement payments of $690.0 million to plan participants during fiscal 2020. The lump sum settlement payments resulted in non-cash pension settlement charge of $11.3 million in fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. As a result of the settlement payments reported in the second quarter of fiscal 2020, the SUPERVALU Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $1.5 million decrease to Accumulated other comprehensive loss.

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

Prior to fiscal 2019, we determined inventory cost using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the LIFO method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, we completed our evaluation of our combined inventory accounting policies and changed our method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. We concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of our operations with those of similar companies in our peer group. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $43.3 million and $25.4 million for fiscal 2020 and 2019, respectively. As of August 1, 2020, approximately $1.8 billion inventory was valued under the LIFO method and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the FIFO method and primarily included meat, dairy and deli products.

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

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets ranged from 5.50 percent to 5.75 percent for fiscal 2020. The 10-year rolling average annualized return for a portfolio of investments applied in a manner consistent with our target allocations have generated average returns of approximately 7.10 percent based on returns from 2011 to 2020. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

Each 25 basis point reduction in the discount rate would increase the postretirement benefit obligation by $73 million, as of August 1, 2020, and for fiscal 2021 would decrease pension expense by approximately $3.9 million and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $4.9 million. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $0.8 million as of the end of fiscal 2020 and would increase service and interest cost for fiscal 2021 by less than $0.1 million. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2020 by approximately $0.7 million and would decrease service and interest cost for fiscal 2021 by less than $0.1 million.

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

Business dispositions

The Company reviews the presentation of planned business dispositions in the Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, the Company evaluates whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year. When a business is classified as held for sale, the Company evaluates each reporting period whether it continues to meet the criteria as held for sale.

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

Self-Insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $100.7 million and $88.8 million as of August 1, 2020 and August 3, 2019, respectively.

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

A qualitative review may be conducted to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative review is bypassed or it is determined that it is more likely than not that the carrying value is greater than the fair value of the reporting unit, a quantitative impairment test must be performed. The quantitative impairment test determines the fair value of each reporting unit, which is then compared against the carrying amount of the reporting unit, including goodwill, to determine if an impairment exists. In fiscal 2019, we performed two qualitative reviews, and as a result of one of the qualitative reviews a quantitative review of goodwill was conducted in the second quarter of fiscal 2019. During fiscal 2019, we recorded a total impairment charge of $292.8 million related to the acquired Supervalu distribution business. In fiscal 2020, we performed two qualitative reviews, and the results of one quantitative review in the first quarter of fiscal 2020 resulted a goodwill impairment charge of $421.5 million.

For the fiscal 2019 and 2020 quantitative assessments, we estimated the fair value for our reporting units, utilizing the income and market approaches, which were weighted on a 50:50 basis to determine each reporting unit’s fair value. Estimates that were sensitive to the fair value determination under income and market approach, include forecasted revenues, operating expenses, income tax expenses, depreciation and amortization expenses and discount rates. In addition, the market approach quantifications included comparable company market multiples relative to each reporting unit. Refer to Note 7—Goodwill and Intangible Assets in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Our fiscal 2020 annual indefinite lived impairment assessment indicated that no impairment existed. Refer to Note 7—Goodwill and Intangible Assets in Part II, Item 8 of this Annual Report on Form 10-K for the carrying values reviewed and additional information.

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

Lease accounting

In fiscal 2020, we adopted the new lease accounting guidance and elected the allowable option under the guidance to not restate comparative periods in the year of adoption (fiscal years 2019 and prior). Under the new guidance, we determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease at commencement, resulting in the recognition of lease assets and liabilities for the majority of our leases. Finance and operating lease assets represent our right to use an underlying asset as lessee for the lease term, and lease obligations represent our obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term.

Significant judgment is required to determine our incremental borrowing rate, which impacts the determination of lease classification and the present value of lease payments. Generally, our lease contracts do not provide a readily determinable implicit rate and, therefore, we use an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimated incremental borrowing rate reflects considerations such as market rates for our outstanding collateralized debt, interpolations of rates for leases with terms that differ from our outstanding debt, and market rates for debt of companies with similar credit ratings. Given the significant operating lease assets and liabilities recorded, changes in the estimates made by management or the underlying assumptions could have a material impact on our Consolidated Financial Statements.

COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of August 1, 2020. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 18—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our outstanding guarantees and contingent liabilities.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized continuing and discontinued operations expense, of $52.3 million, $41.3 million and $0.5 million in fiscal 2020, 2019 and 2018, respectively. In fiscal 2021, we expect to contribute approximately $45.2 million related to continuing operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Contractual Obligations

The following schedule summarizes our significant contractual obligations as of August 1, 2020:

	Payments Due Per Period
(in millions)	Total	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$2,579	$85	$28	$783	$1,683
Interest on long-term debt(4)	578	137	237	186	18
Operating leases(5)	1,554	178	324	228	824
Finance leases(6)	175	21	129	20	5
Purchase obligations(7)	181	136	39	4	2
Self-insurance liabilities(8)	114	37	41	19	17
Multiemployer plan withdrawal liabilities	84	2	5	7	70
Total contractual obligations	$5,265	$596	$803	$1,247	$2,619

(1)
Because the timing of certain future payments beyond fiscal 2020 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations. Pension and postretirement benefit obligations were $294 million as of fiscal year ended August 1, 2020. The Company expects to contribute approximately $0 million to $5.3 million to its defined benefit pension plans and postretirement benefit plans in fiscal 2021.

(2)
Unrecognized tax benefits, which totaled $32 million as of fiscal year ended August 1, 2020, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per period exclude any cash prepayments that may be required under the provisions of the Term Loan Facility except for the $72 million prepayment from Excess Cash Flow in fiscal 2020 that is required in fiscal 2021 because the amount of any future additional prepayment amounts, if any, are not reasonably estimable as of August 1, 2020.

(4)
Amounts include contractual interest payments (net of our interest rate swap payments) using the face value and applicable interest rate as of August 1, 2020. The face value of variable debt instruments with a variable rate equal to one-month LIBOR plus an applicable margin is $2,471 million. The face value of variable interest debt instruments with a variable rate equal to the prime rate plus an applicable margin is $59 million.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $214 million total, $48 million, $78 million, $44 million and $44 million, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $12 million total, $3 million, $5 million, $3 million and $1 million, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of fiscal year ended August 1, 2020, future purchase obligations existed that primarily related to fixed asset, information technology and inventory purchase commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a number of market related risks, including changes in interest rates, fuel prices, foreign exchange rates and changes in the market price of investments held in our master trust used to fund defined benefit pension obligations. We have historically employed financial derivative instruments from time to time to reduce these risks. We do not use financial instruments or derivatives for any trading or other speculative purposes. We currently utilize derivative financial instruments to reduce the market risks related to changes in interest rates, fuel prices and foreign exchange rates.

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

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to LIBOR. We estimate that a 100 basis point increase in the interest rates related to our variable rate borrowings would increase our annualized interest expense by approximately $5.4 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

At August 1, 2020, a 100 basis point increase in interest rates would decrease the unrealized fair market value of our debt currently bearing fixed rates by approximately $1.6 million, while a 100 basis point decrease in interest rates would increase the unrealized fair market value of those same debt instruments by approximately $1.7 million. At August 1, 2020, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of our outstanding interest rate swaps by approximately $60.4 million, while a 100 basis point decrease would decrease the fair value of those swaps by approximately $57.1 million.

Customer loans have been extended to certain wholesale customers in the normal course of business through notes receivable. The notes generally bear fixed interest rates negotiated with each wholesale customer. In fiscal 2020, notes receivable were accepted in conjunction with the sale of a distribution center and a business. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, interest rate swaps and notes receivable. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of August 1, 2020, excluding any original issue and purchase accounting discounts, and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	August 1, 2020		Expected Fiscal Year of Maturity
	Fair Value	Total	2021	2022	2023	2024	2025	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$2,485	$2,530	$72	$—	$—	$757	$18	$1,683
Weighted average interest rate(1)		3.6%	4.4%	—%	—%	1.6%	4.4%	4.4%
Fixed rate—principal payments	$51	$49	$13	$13	$14	$8	$1	$—
Weighted average interest rate		5.2%	5.3%	5.3%	5.3%	4.8%	4.4%	—
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$(139)	$2,443	$360	$360	$823	$450	$250	$200
Weighted average pay rate		2.5%	2.3%	2.4%	1.7%	2.2%	2.6%	2.9%
Weighted average receive rate		0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.2%
Notes receivable:
Principal receivable	$79	$78	$50	$6	$6	$3	$2	$11
Weighted average receivable rate		5.8%	6.1%	5.8%	5.6%	6.3%	6.7%	4.6%

(1)	Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.

(2)
Includes forward starting swap contracts with notional amounts of $450.0 million which are not yet effective. Refer to Note 9—Derivatives n Part II, Item 8 of this Annual Report on Form 10-K for further information on interest rate swap contracts.

Fuel Price Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. The fair values of fuel derivative agreements are measured using Level 2 inputs. As of August 1, 2020, our outstanding fuel supply agreements and derivative agreements had fair values with a net liability of $0.1 million. As of August 3, 2019, we had no outstanding fuel supply agreements and derivative agreements.

Foreign Exchange Risk

To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of foreign exchange derivative are measured using Level 2 inputs. As of August 1, 2020, our outstanding foreign exchange derivatives had fair values with a net liability of $0.2 million. As of August 3, 2019, our outstanding foreign currency forward contracts were immaterial.

Investment Risk

We assumed the defined benefit pension plan obligations and assets of the SUPERVALU Retirement Plan from the Supervalu acquisition. This plan holds investments in public and private equity, fixed income and real estate securities, which is described further in Note 14—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. As of August 1, 2020, a 10 percent unfavorable change in the total value of investments held by the SUPERVALU Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2021, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2021 of $2 million and would have reduced stockholders’ equity by $176 million on a pre-tax basis as of August 1, 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of August 1, 2020 and August 3, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 1, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 1, 2020 and August 3, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended August 1, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of August 4, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Assessment of the Company’s goodwill impairment

As discussed in Note 7 to the consolidated financial statements, during the first quarter of fiscal 2020, the Company changed its management structure and internal financial reporting to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit. In addition, as a result of a further sustained decline in market capitalization and enterprise value, the Company determined that it was more likely than not that the fair value of its U.S. Wholesale reporting unit was below its carrying amount. Accordingly, the Company performed a quantitative impairment test of goodwill for its U.S. Wholesale reporting unit utilizing the income and market approaches. Based on the results of this test, the Company determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that was greater than its assigned goodwill. As a result, the Company recorded a goodwill impairment charge of $421.5 million, which represented all of the U.S. Wholesale reporting unit’s goodwill.
We identified the assessment of the Company’s goodwill impairment as a critical audit matter because of the auditor judgment required to evaluate the assumptions used in the income approach to estimate the fair value of the Company’s U.S. Wholesale reporting unit. Specifically, assessing certain internally-developed assumptions, including cash flow forecasts, long-term revenue growth rates, and the discount rate required a high degree of auditor judgment as there was limited observable market information, and the determined reporting unit fair value was sensitive to changes to such assumptions. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the goodwill impairment process, including controls related to the development of the assumptions listed above. We compared the Company’s previous forecasts to historical actual results to assess the Company’s ability to accurately forecast cash flows. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–	Evaluating the Company’s estimated long-term revenue growth rates by comparing those revenue growth rates to historical revenue growth rates of the Company’s peers and industry reports;

–	Performing a sensitivity analysis to assess the impact of possible changes to the discount rate;

–	Evaluating the discount rate used by the Company by comparing it to discount rate ranges that were developed using publicly available market data; and

–
Developing an estimated range of indicated values for the U.S. Wholesale reporting unit, using the Company’s cash flow forecasts and the range of discount rates developed using publicly available market data, and comparing the results to the Company’s fair value estimate.

Evaluation of the Incremental Borrowing Rates Used to Calculate Operating Lease Assets and Liabilities upon the Adoption of ASC Topic 842, Leases
As discussed in Note 2 to the consolidated financial statements, the Company recognized $1.1 billion of operating lease assets and $1.1 billion of operating lease liabilities upon adoption of ASC Topic 842, Leases on August 4, 2019. To calculate the present value of the lease payments used to record the operating lease assets and liabilities upon transition, the Company estimated incremental borrowing rates based on the remaining lease terms as of the adoption date. The Company’s estimated incremental borrowing rates reflect considerations such as the Company’s credit rating, market rates for the Company’s outstanding collateralized debt, interpolations of rates for leases with terms that differ from the Company’s outstanding debt, and market rates for debt of companies with similar credit ratings.

We identified the evaluation of the incremental borrowing rates used to calculate operating lease assets and liabilities recorded upon the adoption of ASC Topic 842 as a critical audit matter. There was a high degree of auditor judgment in evaluating the Company’s estimated incremental borrowing rates due to the sensitivity of the present value of the lease payments to possible changes in the estimated incremental borrowing rates. Additionally, the audit effort associated with the evaluation of the incremental borrowing rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s ASC Topic 842 adoption process, including a control related to the Company’s determination of the incremental borrowing rates utilized in the calculation of operating lease assets and liabilities. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

–	Evaluating the Company’s methodology used to estimate the incremental borrowing rates;

–	Assessing the Company’s use of its credit rating and market rates for its outstanding collateralized debt as of the adoption date as inputs to estimate the incremental borrowing rates; and

–
Developing estimates of the incremental borrowing rates using a combination of a benchmark yield curve and market rates for the Company’s outstanding collateralized debt and compared these estimates to the Company’s estimated incremental borrowing rates.

Assessment of the value of the defined benefit pension obligation

As discussed in Note 14 to the consolidated financial statements, the Company sponsors defined benefit pension plans, covering primarily former Supervalu employees who meet certain eligibility requirements. The fair value of the defined benefit pension obligation at year-end was $2.4 billion, partially offset by plan assets totaling $2.0 billion. The determination of the Company’s defined benefit pension obligation with respect to these plans is dependent, in part, on the selection of certain actuarial assumptions, including the discount rates used.
We identified the assessment of the value of the defined benefit pension obligation as a critical audit matter because of the subjectivity in evaluating the discount rates used, and the impact small changes in this assumption would have on the measurement of the defined benefit pension obligation. Additionally, the audit effort associated with the evaluation of the discount rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s defined benefit pension obligation process, including a control related to the development of the discount rates used. We compared the methodology used in the current year to develop the discount rates to the methodology used in prior periods. In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rates, by evaluating the methodology utilized by the Company and assessing the selected discount rates against publicly available discount rate benchmark information.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.
Providence, Rhode Island
September 29, 2020

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	August 1, 2020	August 3, 2019
ASSETS
Cash and cash equivalents	$46,993	$44,468
Accounts receivable, net	1,120,199	1,067,012
Inventories	2,280,767	2,190,681
Prepaid expenses and other current assets	251,891	235,774
Current assets of discontinued operations	5,067	20,994
Total current assets	3,704,917	3,558,929
Property and equipment, net	1,701,216	1,896,164
Operating lease assets	982,808	—
Goodwill	19,607	442,256
Intangible assets, net	969,600	1,089,846
Deferred income taxes	107,624	34,262
Other assets	97,285	107,921
Long-term assets of discontinued operations	3,915	44,957
Total assets	$7,586,972	$7,174,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,633,448	$1,532,310
Accrued expenses and other current liabilities	281,956	260,531
Accrued compensation and benefits	228,832	188,484
Current portion of operating lease liabilities	131,022	—
Current portion of long-term debt and finance lease liabilities	83,378	112,103
Current liabilities of discontinued operations	11,438	15,517
Total current liabilities	2,370,074	2,108,945
Long-term debt	2,426,994	2,819,050
Long-term operating lease liabilities	873,990	—
Long-term finance lease liabilities	143,303	108,208
Pension and other postretirement benefit obligations	292,128	237,266
Deferred income taxes	—	1,042
Other long-term liabilities	336,487	394,749
Long-term liabilities of discontinued operations	1,738	770
Total liabilities	6,444,714	5,670,030
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 55,306 shares issued and 54,691 shares outstanding at August 1, 2020; 53,501 shares issued and 52,886 shares outstanding at August 3, 2019	553	535
Additional paid-in capital	568,736	530,801
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(237,946)	(108,953)
Retained earnings	837,633	1,108,890
Total United Natural Foods, Inc. stockholders’ equity	1,144,745	1,507,042
Noncontrolling interests	(2,487)	(2,737)
Total stockholders' equity	1,142,258	1,504,305
Total liabilities and stockholders’ equity	$7,586,972	$7,174,335

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Fiscal Year Ended
	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)	July 28, 2018 (52 weeks)
Net sales	$26,514,267	$22,307,456	$10,226,683
Cost of sales	22,639,475	19,098,850	8,706,669
Gross profit	3,874,792	3,208,606	1,520,014
Operating expenses	3,541,487	2,967,912	1,274,562
Goodwill and asset impairment charges	425,405	292,770	11,242
Restructuring, acquisition and integration related expenses	86,383	148,195	9,738
Loss (gain) on sale of assets	17,132	(499)	—
Operating (loss) income	(195,615)	(199,772)	224,472
Other expense (income):
Net periodic benefit income, excluding service cost	(39,177)	(35,041)	—
Interest expense, net	191,607	180,789	16,025
Other, net	(3,591)	(1,063)	(1,545)
Total other expense, net	148,839	144,685	14,480
(Loss) income from continuing operations before income taxes	(344,454)	(344,457)	209,992
(Benefit) provision for income taxes	(90,445)	(58,936)	47,215
Net (loss) income from continuing operations	(254,009)	(285,521)	162,777
(Loss) income from discontinued operations, net of tax	(15,202)	898	—
Net (loss) income including noncontrolling interests	(269,211)	(284,623)	162,777
Less net income attributable to noncontrolling interests	(4,929)	(107)	—
Net (loss) income attributable to United Natural Foods, Inc.	$(274,140)	$(284,730)	$162,777

Basic (loss) earnings per share:
Continuing operations	$(4.81)	$(5.57)	$3.22
Discontinued operations	$(0.28)	$0.02	$—
Basic (loss) earnings per share	$(5.10)	$(5.56)	$3.22
Diluted (loss) earnings per share:
Continuing operations	$(4.81)	$(5.57)	$3.20
Discontinued operations	$(0.28)	$0.02	$—
Diluted (loss) earnings per share	$(5.10)	$(5.56)	$3.20
Weighted average shares outstanding:
Basic	53,778	51,245	50,530
Diluted	53,778	51,245	50,837

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)	July 28, 2018 (52 weeks)
Net (loss) income including noncontrolling interests	$(269,211)	$(284,623)	$162,777
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(82,838)	(32,458)	—
Recognition of interest rate swap cash flow hedges, net of tax(2)	(44,751)	(61,287)	3,575
Foreign currency translation adjustments	(1,337)	(1,029)	(3,791)
Recognition of other cash flow derivatives, net of tax	(67)	—	—
Total other comprehensive (loss) income	(128,993)	(94,774)	(216)
Less comprehensive income attributable to noncontrolling interests	(4,929)	(107)	—
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(403,133)	$(379,504)	$162,561

(1)	Amounts are net of tax (benefit) expense of $(29.3) million, $(11.3) million and $0.0 million for the fiscal years ended August 1, 2020, August 3, 2019 and July 28, 2018, respectively.

(2)	Amounts are net of tax (benefit) expense of $(16.4) million, $(22.5) million and 1.5 million for the fiscal years ended August 1, 2020, August 3, 2019 and July 28, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,231,371	$1,677,925	$—	$1,677,925
Cumulative effect of change in accounting principle	—	—	—	—	1,314	—	(805)	509	—	509
Restricted stock vestings and stock option exercises, net	403	4			(3,592)	—	—	(3,588)	—	(3,588)
Share-based compensation	—	—	—	—	25,890	—	—	25,890	—	25,890
Repurchase of common stock	—	—	615	(24,231)	—	—	—	(24,231)	—	(24,231)
Other comprehensive loss	—	—	—	—	—	(216)	—	(216)	—	(216)
Net income	—	—	—	—	—	—	162,777	162,777	—	162,777
Balances at July 28, 2018	51,025	$510	615	$(24,231)	$483,623	$(14,179)	$1,393,343	$1,839,066	$—	$1,839,066
Cumulative effect of change in accounting principle	—	—	—	—	—	—	277	277	—	277
Restricted stock vestings and stock option exercises, net	471	5			(2,613)	—	—	(2,608)	—	(2,608)
Share-based compensation	—	—	—	—	25,954	—	—	25,954	—	25,954
Other comprehensive loss	—	—	—	—	—	(94,774)	—	(94,774)	—	(94,774)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1,633)	(1,633)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,211)	(1,211)
Proceeds from issuance of common stock, net	2,005	20			23,837	—	—	23,857	—	23,857
Net (loss) income	—	—	—	—	—	—	(284,730)	(284,730)	107	(284,623)
Balances at August 3, 2019	53,501	$535	615	$(24,231)	$530,801	$(108,953)	$1,108,890	$1,507,042	$(2,737)	$1,504,305
Cumulative effect of change in accounting principle	—	—	—	—	—	—	2,883	2,883	—	2,883
Restricted stock vestings and stock option exercises, net	473	5	—	—	(1,028)	—	—	(1,023)	—	(1,023)
Share-based compensation	—	—	—	—	24,643	—	—	24,643	—	24,643
Other comprehensive loss	—	—	—	—	—	(128,993)	—	(128,993)	—	(128,993)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,679)	(4,679)
Proceeds from the issuance of common stock, net	1,332	13	—	—	14,320	—	—	14,333	—	14,333
Net (loss) income	—	—	—	—	—	—	(274,140)	(274,140)	4,929	(269,211)
Balances at August 1, 2020	55,306	$553	615	$(24,231)	$568,736	$(237,946)	$837,633	$1,144,745	$(2,487)	$1,142,258
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)	July 28, 2018 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(269,211)	$(284,623)	$162,777
(Loss) income from discontinued operations, net of tax	(15,202)	898	—
Net (loss) income from continuing operations	(254,009)	(285,521)	162,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	281,535	247,746	87,631
Share-based compensation	24,643	25,551	25,783
Loss (gain) on disposal of assets	17,132	(499)	—
Closed property and other restructuring charges	45,501	30,204	2,820
Goodwill and asset impairments	425,405	292,770	11,242
Net pension and other postretirement benefit income	(39,177)	(34,868)	—
Deferred income tax benefit	(70,933)	(61,208)	(14,679)
LIFO charge	17,900	25,372	—
Change in accounting estimate	—	—	(20,909)
Provision for doubtful accounts, net	46,032	9,749	12,006
Non-cash interest expense and other adjustments	14,706	15,654	(424)
Changes in operating assets and liabilities, net of acquired businesses
Accounts and notes receivable	(123,970)	53,351	(67,283)
Inventories	(111,267)	183,105	(106,042)
Prepaid expenses and other assets	112,771	(47,708)	4,473
Accounts payable	107,050	(24,833)	3,961
Accrued expenses, other liabilities and other	(40,954)	(139,879)	7,682
Net cash provided by operating activities of continuing operations	452,365	288,986	109,038
Net cash provided by (used in) operating activities of discontinued operations	4,171	(4,456)	—
Net cash provided by operating activities	456,536	284,530	109,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(172,568)	(228,477)	(44,608)
Purchases of acquired businesses, net of cash acquired	—	(2,292,435)	(39)
Proceeds from dispositions of assets	147,382	180,362	1,039
Other	(2,498)	(280)	(3,397)
Net cash used in investing activities of continuing operations	(27,684)	(2,340,830)	(47,005)
Net cash provided by investing activities of discontinued operations	26,218	82,043	—
Net cash used in investing activities	(1,466)	(2,258,787)	(47,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	2,050	1,926,642	—
Proceeds from borrowings under revolving credit line	4,278,202	3,971,504	556,061
Proceeds from issuance of other loans	6,266	22,358	—
Repayments of borrowings under revolving credit line	(4,601,490)	(3,101,679)	(569,671)
Repayments of long-term debt and finance leases	(122,302)	(779,909)	(12,128)
Repayments of other loans	(24,408)	—	—
Repurchase of common stock	—	—	(24,231)
Proceeds from the issuance of common stock and exercise of stock options	14,276	23,975	975
Payment of employee restricted stock tax withholdings	(1,023)	(2,727)	(4,563)
Payments for debt issuance costs	—	(62,600)	—
Distributions to noncontrolling interests	(4,642)	(1,212)	—
Net cash (used in) provided by financing activities	(453,071)	1,996,352	(53,557)
EFFECT OF EXCHANGE RATE ON CASH	(154)	(143)	(575)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,845	21,952	7,901
Cash and cash equivalents, at beginning of period	45,267	23,315	15,414
Cash and cash equivalents, at end of period	47,112	45,267	23,315
Less: cash and cash equivalents of discontinued operations	(119)	(799)	—
Cash and cash equivalents	$46,993	$44,468	$23,315

	Fiscal Year Ended
(In thousands)	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)	July 28, 2018 (52 weeks)

Supplemental disclosures of cash flow information:
Cash paid for interest	$181,815	$183,042	$16,471
Cash (refunds) payments for federal and state income taxes, net	$(21,886)	$77,676	$64,042
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) is a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2020, fiscal 2019 and fiscal 2018, or 2020, 2019 and 2018, as presented in tabular disclosure, relate to the 52-week, 53-week and 52-week fiscal periods ended August 1, 2020, August 3, 2019 and July 28, 2018, respectively.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation, with the exception of sales transactions from continuing to discontinued operations for wholesale supply to a retail disposal group that was sold with a supply agreement in fiscal 2019 discussed further in Note 3—Revenue Recognition. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 19—Discontinued Operations for additional information, including accounting policies, about the Company’s discontinued operations.

Discontinued Operations

In the fourth quarter of fiscal 2020, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations (collectively “Retail”). As a result, the Company revised its Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods. Retail was acquired as part of SUPERVALU INC. (“Supervalu”) acquisition in the first quarter of fiscal 2019.

The Company may incur additional costs and charges in the future related to the Retail business if these locations are subsequently sold, if indicators exist that the business may be impaired while classified as held and used, or if the Company incurs additional wind-down or employee-related costs or charges.

Inventory Costing Correction

As discussed in further detail in Note 20—Immaterial Correction to Prior Period Financial Statements, the Company has revised its prior period financial statements to correct immaterial misstatements related to the carrying value of inventory to include income received under certain vendor funds programs.

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

Cost of Sales

Cost of sales consist primarily of amounts paid to suppliers for product sold, plus transportation costs necessary to bring the product to, or move product between, the Company’s distribution facilities and retail stores, offset by consideration received from suppliers in connection with the purchase, transportation, or promotion of the suppliers’ products. Cost of sales also includes production and labor costs for the Company’s Woodstock Farms manufacturing business.

Retail store advertising expenses and Wholesale advertising services provided to Wholesale customers are components of Cost of sales and are expensed as incurred.

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

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,505.1 million, $1,298.9 million and $582.9 million for fiscal 2020, 2019 and 2018, respectively.

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

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, change-in-control related charges, facility closure asset impairment charges and costs, stock-based compensation acceleration charges and acquisition and integration expenses. Integration expenses include incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Loss (Gain) on Sale of Assets

Loss (gain) on sale of assets includes loss (gain) on sale of assets and non-cash charges related to changes in plans of sales of discontinued operations. In fiscal 2020, the Company recorded a non-cash charge of $50.0 million to reduce the carrying amount of Retail’s property and equipment, and intangible assets for any depreciation and amortization expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date through the end of fiscal 2020, which was comprised of $38.8 million related to property and equipment, and $11.2 million related to intangible assets.

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

Change in Inventory Accounting Policy

Inventories are valued at the lower of cost or market. Prior to fiscal 2019, inventory cost was determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last-in, first-out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, the Company completed its evaluation of its combined inventory accounting policies and changed its method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. The Company concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of the Company’s operations with those of similar companies in its peer group. As a result of the change to the LIFO method, the value of certain Company inventories, excluding Supervalu inventories, were reduced by $15.0 million for fiscal 2019, which resulted in increases to Cost of sales and Loss from continuing operations before income taxes of the same amount in the Consolidated Statements of Operations for fiscal 2019. This resulted in an increase to Net loss from continuing operations of $11.0 million, or $0.21 per diluted share, for fiscal 2019. The Company has not retrospectively adjusted amounts prior to fiscal 2019 in its Consolidated Balance Sheets or Consolidated Statements of Operations, as applying the change in accounting policy prior to fiscal 2019 is not practicable due to data limitations of inventory costs in prior periods.

Reclassifications

Within the Consolidated Statements of Cash Flows certain immaterial amounts have been reclassified to conform with current year presentation: prior year amounts for Loss on debt extinguishment, Gain associated with disposal of investments and Non-cash interest expense have been combined into a line item titled Non-cash interest expense and other adjustments; a portion of prior year amounts for Loss (gain) on disposal of assets have been reclassified to Closed property and other restructuring charges; prior year amounts for Proceeds from disposal of investments have been combined into a line titled Proceeds from dispositions of assets; and prior year amounts for Payments for long-term investment and Payment of company owned life insurance premiums have been combined into a line titled Other. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of August 1, 2020 and August 3, 2019, the Company had net book overdrafts of $267.8 million and $236.9 million, respectively.

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

Inventories

Inventories consist primarily of finished goods and are valued at the lower of cost or market. Allowances for vendor funds received from suppliers are recorded as a reduction to Inventories and subsequently within Cost of sales upon the sale of the related products. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a LIFO reserve applied. We use the weighted average cost method, standard costs, the retail inventory method (“RIM”) or replacement cost method to value discrete inventory items at lower of cost or market under the FIFO method before application of any LIFO reserve. Inventories are evaluated for shortages throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. As of August 1, 2020 and August 3, 2019, approximately $1.8 billion and $1.6 billion, respectively, of inventory was valued under the LIFO method and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the FIFO method and primarily included meat, dairy and deli products.

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

The Company reviews long-lived assets, including amortizing intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the evaluation indicates that the carrying amount of an asset group may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model or a market approach method.

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

Goodwill and Intangible Assets, Net

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the acquisition date at their respective estimated fair values. Goodwill represents the excess acquisition cost over the fair value of net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. Goodwill reporting units exist at one level below the operating segment level unless they are determined to be economically similar, and are evaluated for events or changes in circumstances indicating a goodwill reporting unit has changed. Relative fair value allocations are performed when components of an aggregated goodwill reporting unit become separate reporting units or move from one reporting unit to another.

Goodwill is reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. The Company performs qualitative assessments of goodwill for impairment. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is less than the carrying value, or the Company bypasses the qualitative assessment, a quantitative assessment would be performed. The Company estimates the fair values of its reporting units in a quantitative assessment by using the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and/or the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit.

Refer to Note 7—Goodwill and Intangible Assets for additional information regarding the Company’s fiscal 2020 and 2019 impairment reviews, changes to its reporting units and other information. Refer to Note 4—Acquisitions for further detail on the valuation of goodwill and intangible assets related to the Supervalu acquisition.

Indefinite-lived intangible assets include a branded product line and a Tony’s Fine Foods (“Tony’s”) tradename. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. The Company performed qualitative reviews of its indefinite lived intangible assets in fiscal 2020 and 2019, which indicated a quantitative assessment was not required. During fiscal 2018, the Company performed its annual qualitative assessment of its indefinite lived intangible assets and determined that a quantitative analysis was required for the Tony’s tradename. Based on the results of its quantitative test performed, the Company determined that the fair value was in excess of its carrying value and no impairment existed.

In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 7—Goodwill and Intangible Assets and Note 4—Acquisitions for additional information on the Company’s intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	7-20 years
Non-competition agreements	2-10 years
Trademarks and tradenames	2-10 years
Leases in place	1-8 years
Favorable operating leases	1-8 years
Unfavorable operating leases	2-11 years
Pharmacy prescription files	7 years

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

Investments

Investments in companies over which the Company has the ability to exercise significant influence are stated at cost plus our share of undistributed earnings or losses. Investments in companies the Company does not exercise a significant influence in are stated at fair value, unless a fair value is not determinable and then are carried at cost, plus or minus changes resulting from observable changes in the price of the same or similar investments. The carrying values of these investments were not material for fiscal 2020 or 2019, either individually or in the aggregate, and are included within Other assets in the Consolidated Balance Sheets. Income attributable to investments accounted for using the equity method is not material for fiscal 2020, 2019 or 2018, and is recorded in Other, net, within the Consolidated Statements of Operations.

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

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in fiscal 2018. The Company did not repurchase any shares of its common stock in fiscal 2020 or fiscal 2019.

Comprehensive (Loss) Income

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income. Comprehensive income (loss) includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as Net (loss) income including noncontrolling interests, plus or minus adjustments for foreign currency translation related to the translation of UNFI Canada, Inc. (“UNFI Canada”) from the functional currency of Canadian dollars to U.S. dollar reporting currency, changes in the fair value of cash flow hedges, net of tax, and changes in defined pension and other postretirement benefit plan obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.4 percent to 2.0 percent.

Changes in the Company’s insurance liabilities consisted of the following:

(in thousands)	2020	2019	2018
Beginning balance	$88,838	$24,703	$22,776
Assumed liabilities from the Supervalu acquisition	—	55,213	—
Expense	44,125	42,764	14,274
Claim payments	(36,395)	(33,087)	(12,347)
Reclassifications	4,177	(755)	—
Ending balance	$100,745	$88,838	$24,703

The current portion of the self-insurance liability was $34.3 million and $32.7 million as of August 1, 2020 and August 3, 2019, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portion was $66.5 million and $56.1 million as of August 1, 2020 and August 3, 2019, respectively, and is included in Other long-term liabilities in the Consolidated Balance Sheets. The insurance liabilities as of the end of the fiscal year are net of discounts of $6.5 million and $6.6 million as of August 1, 2020 and August 3, 2019, respectively. Amounts due from insurance companies were $12.1 million and $11.1 million as of August 1, 2020 and August 3, 2019 recorded in Prepaid expenses and other current assets and Other assets.

Leases, After ASC 842 Adoption

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

The Company recognizes contractual obligations and receipts on a gross basis, such that the related lease obligation to the landlord is presented separately from the sublease created by the lease assignment to the assignee. As a result, the Company continues to recognize on its Consolidated Balance Sheets the operating lease assets and liabilities, and finance lease assets and obligations, for assigned leases.

The Company records operating lease expense and income using the straight-line method within Operating expenses, and lease income on a straight-line method for leases with its customers within Net sales. Finance lease expense is recognized as amortization expense within Operating expenses, and interest expense within Interest expense, net. For operating leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases with rent-free periods, the Company recognizes expense and income on a straight-line basis over the expected lease term, based on the total minimum lease payments to be made or lease receipts expected to be received. The Company is generally obligated for property tax, insurance and maintenance expenses related to leased properties, which often represent variable lease expenses.  For contractual obligations on properties where the Company remains the primary obligor upon assignment of the lease and does not obtain a release from landlords or retain the equity interests in the legal entities with the related rent contracts, the Company continues to recognize rent expense and rent income within Operating expenses.

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

The calculation of lease impairment charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction of the carrying value of the right of use asset and finance lease assets. Refer to Note 12—Leases for additional information.

Leases, Prior to Adoption of ASC 842

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

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which provides new comprehensive lease accounting guidance that supersedes previous lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing between finance and operating leases are substantially similar to criteria for distinguishing between capital and operating leases in previous lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. The Company adopted this standard in the first quarter of fiscal 2020 on August 4, 2019, the effective and initial application date, using the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company elected the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The impact of the adoption to the Company’s Consolidated Balance Sheets includes the recognition of operating lease liabilities with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments for existing operating leases. The difference between the amount of right-of-use assets and lease liabilities recognized is primarily related to adjustments to prepaid rent, deferred rent, lease intangible assets/liabilities, and closed property reserves. In addition, the adoption of the standard resulted in the derecognition of existing property and equipment for certain properties that did not previously qualify for sale accounting because the Company was determined to be the accounting owner during the construction phase and did not qualify for sale-leaseback accounting upon completion of the construction. At the transition date, the Company was constructing one facility, which was completed in the fourth quarter of fiscal 2020. The Company exercised a purchase option for the facility in the third quarter of fiscal 2020, which resulted in the Company continuing to account for the facility as its accounting owner. For properties where the Company was deemed the accounting owner during construction for which construction has been completed, the difference between the assets and liabilities derecognized, net of the deferred tax impact, was recorded as an adjustment to retained earnings. Lessor accounting guidance remained largely unchanged from previous guidance. Adoption of this standard did not have a material impact to the Company’s Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows. The Company has revised its accounting policies, processes and controls, and systems as applicable to comply with the provisions and disclosure requirements of the standard.

The effects of the changes, including those discussed above, made to the Company’s Consolidated Balance Sheets as of August 3, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at August 3, 2019	Adjustments due to adoption of the new lease guidance	Adjusted Balance at August 4, 2019
Assets
Prepaid expenses and other current assets	$235,774	$(14,733)	$221,041
Property and equipment, net	1,896,164	(142,541)	1,753,623
Operating lease assets	—	1,059,473	1,059,473
Intangible assets, net	1,089,846	(17,671)	1,072,175
Deferred income taxes	$34,262	(839)	$33,423
Total increase to assets		$883,689

Liabilities and Stockholders’ Equity
Accrued expense and other current liabilities	$260,531	$(7,260)	$253,271
Current portion of operating lease liabilities	—	137,741	137,741
Current portion of long-term debt and finance lease liabilities	112,103	(6,936)	105,167
Long-term operating lease liabilities	—	936,728	936,728
Long-term finance lease obligations	108,208	(37,565)	70,643
Other long-term liabilities	394,749	(141,901)	252,848
Total stockholders’ equity	$1,504,305	2,882	$1,507,187
Total increase to liabilities and stockholders’ equity		$883,689

In October 2018, the FASB issued authoritative guidance under ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU adds the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. This ASU is effective for public companies with interim and fiscal years beginning after December 15, 2018, which for the Company was the first quarter of fiscal year 2020. The Company adopted this standard in the first quarter of fiscal 2020 with no impact to the Company’s consolidated financial statements as LIBOR is still being used as a benchmark interest rate.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities have been adopted by the Company in the first quarter of fiscal 2020. The Company adopted the relevant portions of this standard in the first quarter of fiscal 2020 with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges. The remaining amendments within ASU 2019-04 pertaining to ASC 326 are effective for fiscal years beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021 (see Topic 326 below).

In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted this ASU in the third quarter of fiscal 2020, which is effective on a prospective basis. The adoption of this ASU did not have a material impact on the consolidated financial statements. Optional expedients elected from Topic 848 are effective until superseded by subsequent documentation or December 31, 2022, whichever occurs first.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company has outstanding cloud computing arrangements and continues to incur costs that it believes would be required to be capitalized under ASU 2018-05. The Company has reviewed the provisions of the new standard. Adopting the standard will not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company is required to adopt this guidance in fiscal 2021. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s annual consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, “Topic 326”). Topic 326 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition of credit losses. The Company is required to adopt this new guidance in the first quarter of fiscal 2021 on a modified-retrospective basis as required by the standard by means of a cumulative-effect adjustment to the opening balance of retained earnings in the statements of financial position and stockholders’ equity as of the effective date. The Company has reviewed the provisions of the new standard; established revised processes and controls to estimate expected losses for trade and other receivables, guarantees and other instruments. Adopting the standard will not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3—REVENUE RECOGNITION

Revenue Recognition Accounting Policy

The Company recognizes revenue in an amount that reflects the consideration that is expected to be received for goods or services when its performance obligations are satisfied by transferring control of those promised goods or services to its customers. ASC 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when or as the performance obligation is satisfied. This footnote addresses the Company’s revenue recognition policies.

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

Revenues from Retail product sales are recognized at the point of sale upon customer check-out. Advertising income earned from our franchisees that participate in our Retail advertising program are recognized as Net sales. We recognize loyalty program expense in the form of fuel rewards as a reduction of Net sales.

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

Sales from the Company’s Wholesale segment to its retail discontinued operations are presented within Net Sales when the Company holds the business for sale with a supply agreement that it anticipates the sale of the retail banner to include upon its disposal. The Company recorded $0.0 million and $12.4 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in fiscal 2020 and 2019, respectively, related to retail disposal groups, which were sold with a supply agreement and were classified within discontinued operations prior to their disposal. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No net sales were recorded within continuing operations for retail banners that the Company disposed of and expects to dispose of without a supply agreement, as they have been eliminated upon consolidation within continuing operations and amounted to $125.0 million and $221.4 million in fiscal 2020 and 2019, respectively.

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

Wholesale equipment sales are recorded as direct sales to customers when shipped or delivered, consistent with the recognition of product sales.

Disaggregation of Revenues

The Company records revenue to five customer channels, which are described below:

•	Chains, which consists of customer accounts that typically have more than 10 operating stores and exclude stores included within the Supernatural and Other channels defined below;

•	Independent retailers, which include smaller size accounts and include single store and multiple store locations, but are not classified within Chains above or Other discussed below;

•	Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of Whole Foods Market;

•	Retail, which includes our Retail segment, including the Cub Foods business and the majority of the remaining Shoppers locations, excluding five Shoppers locations that are held for sale; and

•	Other, which includes international customers outside of Canada, foodservice, e-commerce, conventional military business and other sales.

The following tables detail the Company’s net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

(in millions)	Net Sales for Fiscal 2020 (52 weeks)
Customer Channel	Wholesale	Retail	Other	Eliminations	Consolidated
Chains	$11,982	$—	$—	$(1,319)	$10,663
Independent retailers	6,699	—	—	—	6,699
Supernatural	4,720	—	—	—	4,720
Retail	—	2,331	—	—	2,331
Other	2,095	—	228	(222)	2,101
Total	$25,496	$2,331	$228	$(1,541)	$26,514

(in millions)	Net Sales for Fiscal 2019(1) (53 weeks)
Customer Channel	Wholesale	Retail	Other	Eliminations	Consolidated
Chains	$9,749	$—	$—	$(937)	$8,812
Independent retailers	5,536	—	—	—	5,536
Supernatural	4,394	—	—	—	4,394
Retail	—	1,653	—	—	1,653
Other	1,851	—	235	(174)	1,912
Total	$21,530	$1,653	$235	$(1,111)	$22,307

(in millions)	Net Sales for Fiscal 2018(1) (52 weeks)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Chains	$3,299	$—	$—	$3,299
Supernatural	3,758	—	—	3,758
Independent retailers	2,100	—	—	2,100
Other	1,014	228	(172)	1,070
Total	$10,171	$228	$(172)	$10,227

(1)	Certain prior period amounts in the above tables have been reclassified to conform with the Company’s current sales channel presentation.

Whole Foods Market, Inc. was the Company’s largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 18%, 20% and 37% of the Company’s net sales for fiscal 2020, 2019 and 2018, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Customer payments are due when control of goods or services are transferred to the customer and are typically not conditional on anything other than payment terms, which typically are less than 30 days. Since no significant financing components exist between the period of time the Company transfers goods or services to the customer and when it receives payment for those goods or services, the Company generally does not adjust the transaction price to recognize a financing component. Customer incentives are not considered contract assets as they are not generated through the transfer of goods or services to the customers. No material contract asset or liability exist for any period reported within these Consolidated Financial Statements.

Accounts and notes receivable are as follows:

(in thousands)	August 1, 2020	August 3, 2019
Customer accounts receivable	$1,156,694	$1,064,502
Allowance for uncollectible receivables	(55,928)	(20,725)
Other receivables, net	19,433	23,235
Accounts receivable, net	$1,120,199	$1,067,012

Notes receivable, net, included within Prepaid expenses and other current assets	$49,268	$11,912
Long-term notes receivable, net, included within Other assets	$25,800	$34,408

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in thousands)	2020	2019	2018
Balance at beginning of year	$20,725	$15,996	$14,509
Additions charged to operating expenses	37,849	9,749	12,006
Reductions of net sales	12,470	7,061	—
Deductions	(15,116)	(12,081)	(10,519)
Balance at end of year	$55,928	$20,725	$15,996

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

The assets and liabilities of Supervalu were recorded in the Company’s Consolidated Financial Statements at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. In the fourth quarter of the current fiscal year, the Company announced its plan to retain certain retail operations and as a result the acquired retail assets and assumed liabilities of Supervalu were recast to reflect the revised discontinued operations of the Company. Refer to Note 19—Discontinued Operations for more information on discontinued operations.

The following table summarizes the final consideration, fair value of assets acquired and liabilities assumed, and the resulting goodwill.

(in thousands)	Final Acquisition Date Fair Values As Recast
Consideration:
Outstanding shares	$1,258,450
Outstanding debt, excluding acquired senior notes	1,046,170
Equity-based awards	18,411
Total consideration	$2,323,031

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$27,142
Accounts receivable	554,311
Inventories	1,274,624
Prepaid expenses and other current assets	118,283
Current assets of discontinued operations	69,201
Property, plant and equipment	1,457,951
Goodwill	376,181
Intangible assets	967,003
Other assets	77,093
Long-term assets of discontinued operations	134,019
Accounts payable	(1,020,328)
Current portion of long-term debt and finance lease obligations	(579,565)
Other current liabilities	(380,239)
Current liabilities of discontinued operations	(54,142)
Long-term debt	(34,355)
Long-term finance lease obligations	(103,289)
Pension and other postretirement benefit obligations	(234,324)
Deferred income taxes	(18,254)
Other long-term liabilities	(309,144)
Long-term liabilities of discontinued operations	(770)
Noncontrolling interests	1,633
Total consideration	2,323,031
Less: Cash and cash equivalents(1)	(30,596)
Total consideration, net of cash and cash equivalents acquired	$2,292,435

(1)	Includes cash and cash equivalents acquired attributable to continuing operations and discontinued operations.

Goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and Supervalu that could not be individually identified and separately recognized. A substantial portion of goodwill is deductible for income tax purposes. Goodwill from the acquisition was attributed to the Company’s Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit, which in the first quarter of fiscal 2020 was reorganized into a single U.S. Wholesale reporting unit, as discussed further in Note 7—Goodwill and Intangible Assets. No goodwill was attributed to the Company’s Retail reporting unit or any other reporting units.

During the first quarter of fiscal 2020, the Company finalized its fair value estimates of the acquired net assets, which primarily related to immaterial changes to income taxes and property and equipment. The fair value of assets acquired and liabilities assumed has been revised to present Retail within continuing operations.

The following table summarizes the identifiable intangible assets and liabilities recorded based on final valuations, as recast. The identifiable intangible assets are expected to be amortized on a straight-line basis over the estimated useful lives indicated. The fair value of identifiable intangible assets acquired was determined using income approaches. Significant assumptions utilized in the income approach were based on Company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

		Final Acquisition Date Fair Values As Recast
(in thousands)	Estimated Useful Life	Continuing Operations	Discontinued Operations
Customer relationship assets	10-17 years	$810,000	$—
Favorable operating leases	1-19 years	21,629	—
Leases in place	1-8 years	10,474	—
Tradenames	2-9 years	82,000	1,000
Pharmacy prescription files	5-7 years	32,900	13,000
Non-compete agreement	2 years	10,000	—
Unfavorable operating leases	1-12 years	(21,754)	—
Total		$945,249	$14,000

The Company incurred acquisition-related costs in conjunction with the Supervalu acquisition, which are quantified in Note 5—Restructuring, Acquisition and Integration Related Expenses.

The accompanying Consolidated Statements of Operations for fiscal 2019 include the results of operations of Supervalu since the October 22, 2018 acquisition date through August 3, 2019, which consisted of net sales from continuing operations of $11.40 billion. Supervalu’s net sales from discontinued operations for this time period are reported in Note 19—Discontinued Operations

The following table presents unaudited supplemental pro forma consolidated Net sales and Net (loss) income from continuing operations, as recast, based on the Company’s historical reporting periods as if the acquisition of Supervalu had occurred as of July 30, 2017:

(unaudited, in thousands, except per share data)	August 3, 2019 As Recast (1) (53 weeks)	July 28, 2018 As Recast (2) (52 weeks)
Net sales	$25,639,516	$25,189,850
Net (loss) income from continuing operations	$(225,544)	$48,394
Basic net (loss) income from continuing operations per share	$(4.40)	$0.96
Diluted net (loss) income from continuing operations per share	$(4.40)	$0.95

(1)	Includes 12 weeks of pro forma Supervalu results for the period ended September 8, 2018.

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

NOTE 5—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in thousands)	2020	2019	2018
2019 SUPERVALU INC. restructuring expenses	$4,898	$74,414	$—
Integration and acquisition costs	41,610	51,245	4,967
Closed property charges and costs	39,875	22,536	—
2018 Earth Origins Market restructuring expenses and loss on sale	—	—	4,771
Total	$86,383	$148,195	$9,738

2019 SUPERVALU INC.

As part of its acquisition of Supervalu and in order to achieve synergies from this combination, the Company has taken certain actions, which began during the first quarter of fiscal 2019 to: (i) review its organizational structure and the strategic needs of the business going forward to identify and place talent with the appropriate skills, experience and qualifications to meet these needs; and (ii) dispose of and exit certain Supervalu legacy retail operations, as efficiently and economically as possible in order to focus on the Company’s core wholesale distribution business. Expenses related to this program primarily related to actions associated the Company’s core cost-structure, which resulted in headcount reductions and other costs and charges. Incremental and identifiable expenses associated with integrating the legacy companies operations and information technology systems are reflected within integration costs, and asset impairments related to retail are included in Closed property charges and costs.

Integration and Acquisition Costs

Integration and acquisition costs for fiscal 2020 primarily relate to expenses associated with integrating and consolidating distribution centers and certain professional fees for distribution center network and administrative integration activities. Fiscal 2019 acquisition and integration costs primarily reflect transaction expenses and professional fees related to the Supervalu acquisition.

Closed Property Charges and Costs

Prior to the adoption of ASC 842, reserves for closed property were included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities. Closed property charges recorded in fiscal 2019 primarily relate to retail stores and non-operating properties for which leases were terminated. In fiscal 2020, subsequent to the adoption of ASC 842, closed property charges relate to lease and property and equipment asset impairments related to retail stores, lease terminations of non-operating stores and distribution center consolidation and are included within Restructuring, acquisition and integration related expenses.

Restructuring Programs

The following is a summary of the restructuring reserves by reserve type included in the Consolidated Balance Sheets, primarily within Accrued compensation and benefits for severance and other employee separation costs and tax payments.

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	2017 Cost Saving and Efficiency Initiatives	Total
Balances at July 28, 2018	$—	$383	$701	$1,084
Restructuring program charge(1)	74,414	—	—	74,414
Acquired restructuring liability	12,573	—	—	12,573
Cash payments	(75,130)	—		(75,130)
Balances at August 3, 2019	11,857	383	701	12,941
Restructuring program charge	4,898	—	—	4,898
Cash payments	(13,217)	(383)	(701)	(14,301)
Balances at August 1, 2020	$3,538	$—	$—	$3,538

Cumulative program charges incurred from inception to date	$79,312	$2,219	$6,864	$88,395

(1)	Includes $43.0 million of charges related to change-in-control expense to satisfy outstanding equity awards and severance related costs.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(in thousands)	Original Estimated Useful Lives	2020	2019
Land		$142,737	$177,970
Buildings and improvements	20-40 years	970,528	1,081,887
Leasehold improvements	5-20 years	205,537	151,311
Equipment	3-30 years	878,483	768,800
Motor vehicles	3-7 years	74,395	76,186
Finance lease assets	1-11 years	161,395	114,107
Construction in progress		79,145	169,999
Property and equipment		2,512,220	2,540,260
Less accumulated depreciation and amortization		811,004	644,096
Property and equipment, net		$1,701,216	$1,896,164

The Company capitalized $5.3 million and $3.3 million of interest during fiscal 2020 and 2019, respectively. The Company did not capitalize interest during fiscal 2018.

Depreciation and amortization expense on property and equipment was $197.7 million, $179.6 million and $71.5 million for fiscal 2020, 2019 and 2018, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The Company has five goodwill reporting units: two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale); one separate Retail operating and reportable segment and two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments. The Canada Wholesale operating segment, which is aggregated with U.S. Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria.

Supervalu Acquisition Goodwill

In conjunction with the acquisition of Supervalu, goodwill resulting from the acquisition was assigned to the previous Supervalu Wholesale reporting unit and the previous legacy Company Wholesale reporting unit, as both of these reporting units were expected to benefit from the synergies of the business combination. The assignment was based on the relative synergistic value estimated as of the acquisition date. This systematic approach utilized the relative cash flow contributions and value created from the acquisition to each reporting unit on a stand-alone basis. As of the acquisition date, approximately $80.9 million was assigned to the legacy Company Wholesale reporting unit.

As discussed below, the Company impaired all goodwill attributed to the Supervalu Wholesale reporting unit prior to finalization of its purchase accounting. In the first quarter of fiscal 2020, as discussed further in Note 4—Acquisitions, the Company finalized purchase accounting and the opening balance sheet related to Supervalu acquisition. Adjustments to the opening balance sheet goodwill in the first quarter of fiscal 2020, resulted in an additional goodwill impairment charge of $2.5 million.

Fiscal 2020 Goodwill Impairment Reviews

During the first quarter of fiscal 2020, the Company changed its management structure and internal financial reporting, which resulted in the requirement to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Wholesale reporting unit, which included a determination of the fair value of all reporting units.

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

In the fourth quarter of fiscal 2020, the Company performed its annual goodwill qualitative impairment test and determined that a quantitative impairment test was not required for any of its reporting units.

Fiscal 2019 Goodwill Impairment Reviews

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

The goodwill impairment charge recorded in fiscal 2019 was subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. There were no material increases or decreases to the recorded goodwill impairment charge based upon the final purchase price allocations. Refer to Note 4—Acquisitions for further information about the preliminary purchase price allocation and provisional goodwill estimated as of the acquisition date.

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale	Other	Total
Goodwill as of July 28, 2018(1)(2)	$352,342	$10,153	$362,495
Goodwill from current fiscal year business combinations	374,757	—	374,757
Impairment charge	(292,757)	—	(292,757)
Other adjustments	(1,951)	—	(1,951)
Change in foreign exchange rates	(288)	—	(288)
Goodwill as of August 3, 2019(1)(2)	432,103	10,153	442,256
Goodwill adjustment from prior fiscal year business combinations	1,424	—	1,424
Impairment charge	(423,712)	(293)	(424,005)
Change in foreign exchange rates	(68)	—	(68)
Goodwill as of August 1, 2020(1)(2)	$9,747	$9,860	$19,607

(1)	Wholesale amounts are net of accumulated goodwill impairment charges of $0.0 million, $292.8 million and $716.5 million for fiscal 2018, 2019 and 2020, respectively.

(2)	Other amounts are net of accumulated goodwill impairment charges of $9.3 million, $9.3 million and $9.6 million for fiscal 2018, 2019 and 2020, respectively.

Intangible assets, net consisted of the following:

	2020			2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007,118	$172,832	$834,286	$1,007,089	$111,940	$895,149
Pharmacy prescription files	32,900	7,964	24,936	32,900	—	32,900
Non-compete agreements	12,900	11,500	1,400	12,900	6,237	6,663
Operating lease intangibles	8,193	4,020	4,173	32,103	2,321	29,782
Trademarks and tradenames	83,700	34,708	48,992	83,700	14,161	69,539
Total amortizing intangible assets	1,144,811	231,024	913,787	1,168,692	134,659	1,034,033
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangibles assets, net	$1,200,624	$231,024	$969,600	$1,224,505	$134,659	$1,089,846

Amortization expense was $90.8 million, $70.3 million and $15.0 million for fiscal 2020, 2019 and 2018, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of August 1, 2020 is shown below:

Fiscal Year:	(In thousands)
2021	$78,185
2022	72,170
2023	71,950
2024	72,417
2025	70,305
Thereafter	548,760
$913,787

NOTE 8—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at August 1, 2020
(In thousands)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$26	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$36	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$94	$—
Fuel derivatives designated as hedging instruments	Other assets	$—	$23	$—
Mutual funds	Other assets	$1,678	$—	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$197	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$357	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$46,743	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$91,994	$—

		Fair Value at August 3, 2019
(In thousands)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$389	$—
Mutual Funds	Prepaid expenses and other current assets	$7	$—	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$145	$—
Mutual Funds	Other assets	$1,799	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$16,360	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$60,737	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of August 1, 2020, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $60.4 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $57.1 million. Refer to Note 9—Derivatives for further information on interest rate swap contracts.

Mutual Funds

Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy.

Fuel Supply Agreements and Derivatives

To reduce diesel price risk, the Company has entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. The fair values of fuel derivative agreements are measured using Level 2 inputs. As of August 1, 2020, the Company’s outstanding fuel supply agreements and derivative agreements had fair values with a net liability of $0.1 million. As of August 3, 2019, the Company had no outstanding fuel supply agreements and derivative agreements.

Foreign Exchange Derivatives

To reduce foreign exchange risk, the Company has entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of foreign exchange derivatives are measured using Level 2 inputs. As of August 1, 2020, the Company’s outstanding foreign exchange derivatives had fair values with a net liability of $0.2 million. As of August 3, 2019, the Company’s outstanding foreign currency forward contracts were immaterial.

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

	August 1, 2020		August 3, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$77,598	$78,877	$46,320	$46,320
Long-term debt, including current portion	$2,497,626	$2,535,851	$2,906,483	$2,730,271

NOTE 9—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at August 1, 2020. Interest rate swap contracts are reflected at their fair values in the Consolidated Balance Sheets. Refer to Note 8—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of August 1, 2020, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Outstanding Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(7)	Floating Rate Reset Terms
October 26, 2018	October 31, 2020	$100.0	2.8240%	One-Month LIBOR	Monthly
June 9, 2016	April 29, 2021	25.0	1.0650%	One-Month LIBOR	Monthly
June 24, 2016	April 29, 2021	25.0	0.9260%	One-Month LIBOR	Monthly
January 23, 2019	April 29, 2021	50.0	2.5500%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2021	100.0	2.2520%	One-Month LIBOR	Monthly
June 10, 2019	June 30, 2021	50.0	2.2290%	One-Month LIBOR	Monthly
November 30, 2018	October 29, 2021	100.0	2.8084%	One-Month LIBOR	Monthly
March 21, 2019	April 15, 2022	100.0	2.3645%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2022	100.0	2.2170%	One-Month LIBOR	Monthly
June 28, 2019	June 30, 2022	50.0	2.1840%	One-Month LIBOR	Monthly
August 3, 2015(1)	August 15, 2022	55.5	1.7950%	One-Month LIBOR	Monthly
August 3, 2015(2)	August 15, 2022	37.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
October 30, 2020(3)	October 31, 2022	—	0.4540%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
April 29, 2021(4)	April 28, 2023	—	0.5680%	One-Month LIBOR	Monthly
June 30, 2021(5)	June 30, 2023	—	0.6070%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 29, 2021(6)	October 20, 2023	—	0.6810%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$1,992.5

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

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	Interest Expense, net
(In thousands)	2020	2019	2018
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$191,607	$180,789	$16,025
(Loss) or gain on cash flow hedging relationships:
(Loss) or gain reclassified from comprehensive income into income	$(24,505)	$13	$827
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$—	$51	$—

NOTE 10—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at August 1, 2020	Fiscal Maturity Year	August 1, 2020	August 3, 2019
Term Loan Facility	4.41%	2026	$1,773,000	$1,864,900
ABL Credit Facility	1.58%	2024	756,712	1,080,000
Other secured loans	5.19%	2024-2025	49,268	57,649
Debt issuance costs, net			(45,846)	(54,891)
Original issue discount on debt			(35,508)	(41,175)
Long-term debt, including current portion			2,497,626	2,906,483
Less: current portion of long-term debt			(70,632)	(87,433)
Long-term debt			$2,426,994	$2,819,050

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, as of August 1, 2020, consist of the following:

Fiscal Year	(In thousands)
2021	$84,773
2022	13,465
2023	14,196
2024	764,669
2025	18,877
2026 and thereafter	1,683,000
$2,578,980

ABL Credit Facility

On August 30, 2018, the Company entered into a loan agreement (as amended by that certain First Amendment to Loan Agreement, dated as of October 19, 2018, as further amended by that certain Second Amendment to Loan Agreement, dated January 24, 2019, and as further amended by that certain Third Amendment to Loan Agreement, dated as of August 14, 2020, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders, and the other parties thereto.

On August 14, 2020, the Company entered into the Third Amendment to Loan Agreement, which provides for, among other things, (i) the addition of certain perishable inventory to the calculation of the Borrowing Base (as defined in the ABL Loan Agreement), (ii) the addition of income attributable to the business associated with the Cub Foods banner and the Shoppers banner accounted for within discontinued operations to the definition of Consolidated Net Income (as defined in the ABL Loan Agreement), (iii) an increase of the sublimit of availability for letters of credit to $300 million which includes an increased further sublimit for the Canadian Borrower of $25 million, and (iv) other administrative changes.

The ABL Loan Agreement provides for a secured asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $300.0 million sublimit of availability for letters of credit of which there is a further $25.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility. In addition, $1,475.0 million of proceeds from the ABL Credit Facility were drawn to finance the Supervalu acquisition and related transaction costs on the Supervalu acquisition date (the “Closing Date”).

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

As of August 1, 2020, the U.S. Borrowers’ Borrowing Base, net of $254.7 million of reserves, was $2,047.8 million, which is below the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of August 1, 2020, the Canadian Borrower’s Borrowing Base, net of $3.9 million of reserves, was $39.6 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,087.4 million for ABL Loans and letters of credit under the ABL Credit Facility. As of August 1, 2020, the U.S. Borrowers had $756.7 million of ABL Loans outstanding, which are presented net of debt issuance costs of $9.9 million and are included in Long-term debt in the Consolidated Balance Sheets, and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility. As of August 1, 2020, the U.S. Borrowers had $95.9 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,234.8 million as of August 1, 2020.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. As of August 1, 2020, the applicable margin for base rate loans was 0.25%, and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of August 1, 2020, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the prior fiscal quarter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter, or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of August 1, 2020, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each fiscal quarter on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. The Company has not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report.

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	August 1, 2020
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,270,892
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,077,682

(1)	The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Intangible assets, net in the Consolidated Balance Sheets as of August 1, 2020.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	August 1, 2020
Outstanding letters of credit	$95,906
Letter of credit fees	1.375%
Unused available credit	$1,234,758
Unused facility fees	0.25%

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

Term Loan Facility

On the Closing Date, the Company entered into a new term loan agreement (the “Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ Term Lenders”), Goldman Sachs Bank USA, as administrative agent for the Lenders, and the other parties thereto. The Term Loan Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,950.0 million, consisting of a $1,800.0 million seven-year tranche (the “Term B Tranche”) and a $150.0 million 364-day tranche (the “364-day Tranche” and, together with the Term B Tranche, collectively, the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility was used to finance the Supervalu acquisition and related transaction costs.

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

In fiscal 2020, the Company made mandatory prepayments and voluntary prepayments of $15.3 million and $5.8 million, respectively, on the 364-day Tranche with asset sale proceeds. In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $0.1 million, which was recorded within Interest expense, net in the Consolidated Statements of Operations for the first quarter of fiscal 2020.

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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of August 1, 2020, there was $599.9 million of owned real property pledged as collateral that was included in Property and equipment, net in the Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. The amount of prepayment from Excess Cash Flow generated in fiscal 2020 that is required in fiscal 2021 is $72.0 million.

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

As of August 1, 2020, the Company had borrowings of $1,773.0 million and no amounts outstanding under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $36.0 million and an original issue discount on debt of $35.2 million. As of August 1, 2020, $72.0 million of the Term B Tranche was classified as current, excluding debt issuance costs and original issue discount on debt.

NOTE 11—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive (loss) income by component net of tax for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

(in thousands)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2017	$—	$—	$(15,262)	$1,299	$(13,963)
Other comprehensive (loss) income before reclassifications	—	—	(3,791)	4,219	428
Amortization of cash flow hedge	—	—	—	(644)	(644)
Net current period Other comprehensive (loss) income	—	—	(3,791)	3,575	(216)
Accumulated other comprehensive (loss) income at July 28, 2018	$—	$—	$(19,053)	$4,874	$(14,179)
Other comprehensive loss before reclassifications	—	(32,458)	(1,029)	(61,277)	(94,764)
Amortization of cash flow hedge	—	—	—	(10)	(10)
Net current period Other comprehensive loss	—	(32,458)	(1,029)	(61,287)	(94,774)
Accumulated other comprehensive loss at August 3, 2019	$—	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive loss before reclassifications	(88)	(89,152)	(1,337)	(62,679)	(153,256)
Amortization of amounts included in net periodic benefit income	—	(2,296)	—	—	(2,296)
Amortization of cash flow hedges	21	—	—	17,928	17,949
Pension settlement charge	—	8,610	—	—	8,610
Net current period Other comprehensive loss	(67)	(82,838)	(1,337)	(44,751)	(128,993)
Accumulated other comprehensive loss at August 1, 2020	$(67)	$(115,296)	$(21,419)	$(101,164)	$(237,946)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

(in thousands)	2020	2019	2018	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(3,107)	$—	$—	Net periodic benefit income, excluding service cost
Pension settlement charges	11,303	—	—	Net periodic benefit income, excluding service cost
Total reclassifications	8,196	—	—
Income tax benefit	1,882	—	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$6,314	$—	$—

Swap agreements:
Reclassification of cash flow hedge	$24,505	$(13)	$(827)	Interest expense, net
Income tax benefit (expense)	6,577	(3)	(183)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$17,928	$(10)	$(644)

Other cash flow hedges:
Reclassification of cash flow hedge	$29	$—	$—	Cost of sales
Income tax benefit	8	—	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$21	$—	$—

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 14—Benefit Plans.

As of August 1, 2020, the Company expects to reclassify $46.4 million out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.

NOTE 12—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	August 1, 2020
Operating lease assets	Operating lease assets	$982,808
Finance lease assets	Property and equipment, net	129,517
Total lease assets		$1,112,325

Operating liabilities	Current portion of operating lease liabilities	$131,022
Finance liabilities	Current portion of long-term debt and finance lease liabilities	12,746
Operating liabilities	Long-term operating lease liabilities	873,990
Finance liabilities	Long-term finance lease liabilities	143,303
Total lease liabilities		$1,161,061

Lease assets and liabilities presented in the table above include lease contracts related to our discontinued operations, as the Company expects to remain primarily obligated under these leases.

The Company’s lease cost under ASC 842 is as follows:

(in thousands)	Consolidated Statements of Operations Location	August 1, 2020
Operating lease cost	Operating expenses	$223,016
Short-term lease cost	Operating expenses	30,992
Variable lease cost	Operating expenses	151,065
Sublease income	Operating expenses	(3,504)
Sublease income	Net sales	(22,543)
Other sublease income, net	Restructuring, acquisition and integration related expenses(2)	(5,075)
Net operating lease cost(1)		373,951
Amortization of leased assets	Operating expenses	16,052
Interest on lease liabilities	Interest expense, net	11,617
Finance lease cost		27,669
Total net lease cost		$401,620

(1)
Rent expense as presented here includes $6.8 million in fiscal 2020 of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.

(2)
Includes $35.5 million of lease expense and $(40.6) million of lease income that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

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

In fiscal 2019, the Company entered into a lease for a new distribution facility in California for approximately 1.2 million square feet. The Company had identified two buildings on the same distribution center campus: one in which it was deemed the accounting owner of related to construction activity and another for which it was a lessee. Upon the adoption of ASC 842, the Company continued to account for the building as if it was the accounting owner of due to ongoing construction activity. On February 24, 2020, the Company executed a purchase option to acquire the entire distribution center campus. Upon execution of the purchase option, the previously constructed facility accounted for as an operating lease has been re-classified as a finance lease. Upon completion of the construction in fiscal 2020, the Company did not qualify for sale accounting on the other building due to the outstanding purchase option.

The Company leases certain of its distribution centers and leases most of its retail stores, and leases certain office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases included within Operating expenses, and subtenant rentals under operating leases with customers included within Net sales, consisted of the following. Rent expense as presented below under ASC 840 excludes variable lease rent that is included in total net lease cost under ASC 842 in the table above.

(in thousands)	2019	2018
Rent expense(1)	$211,807	$88,697
Less subtenant rentals recorded in Net sales	(17,475)	—
Less subtenant rentals recorded in Operating expenses	(13,683)	(1,649)
Total net rent expense	$180,649	$87,048

(1)
Rent expense as presented here includes $9.5 million and $0.0 million in fiscal 2019 and 2018, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of August 1, 2020, these Lease Liabilities and Lease Receipts consisted of the following (in thousands):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases(2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$226,081	$23,801	$(51,750)	$—	$174,331	$23,801
2022	217,353	118,812	(46,642)	—	170,711	118,812
2023	184,360	14,717	(36,361)	—	147,999	14,717
2024	157,528	13,602	(28,347)	—	129,181	13,602
2025	114,577	9,316	(18,155)	—	96,422	9,316
Thereafter	868,870	6,239	(45,093)	—	823,777	6,239
Total undiscounted lease liabilities and receipts	$1,768,769	$186,487	$(226,348)	$—	$1,542,421	$186,487
Less interest(3)	(763,757)	(30,438)
Present value of lease liabilities	1,005,012	156,049
Less current lease liabilities	(131,022)	(12,746)
Long-term lease liabilities	$873,990	$143,303

(1)
Operating lease payments include $11.4 million related to extension options that are reasonably certain of being exercised and exclude $23.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Finance lease payments include $0.0 million related to extension options that are reasonably certain of being exercised and exclude $0.4 million of legally binding minimum lease payments for leases signed but not yet commenced. This table excludes a $59.5 million payment related to a facility the Company is deemed the accounting owner, which is recognized as a residual obligation, and is subject to an underlying lease.

(3)	Calculated using the interest rate for each lease.

As of August 3, 2019, future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases, which have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments, consisted of the following amounts (in thousands):

	Lease Obligations		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases
2020	$223,612	$41,550	$(55,922)	$(319)	$167,690	$41,231
2021	190,845	32,804	(41,425)	—	149,420	32,804
2022	179,326	29,869	(35,998)	—	143,328	29,869
2023	154,812	26,699	(25,591)	—	129,221	26,699
2024	135,795	23,095	(18,183)	—	117,612	23,095
Thereafter	1,063,674	46,999	(59,186)	—	1,004,488	46,999
Total future minimum obligations (receipts)	$1,948,064	$201,016	$(236,305)	$(319)	$1,711,759	$200,697
Less interest		(68,138)
Present value of capital lease obligations		132,878
Less current capital lease obligations		(24,670)
Long-term capital lease obligations		$108,208

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	August 1, 2020
Weighted-average remaining lease term (years)
Operating leases	10.4 years
Finance leases	3.1 years
Weighted-average discount rate
Operating leases	10.6%
Finance leases	8.8%

Other Information
(in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$231,272
Operating cash flows from finance leases	9,334
Financing cash flows from finance leases	19,972
Leased assets obtained in exchange for new finance lease liabilities	93,060
Leased assets obtained in exchange for new operating lease liabilities	195,087
NOTE 13—SHARE-BASED AWARDS

As of August 1, 2020, the Company has restricted stock awards and performance share units and stock options under four equity incentive plans: the 2002 Stock Incentive Plan; the 2004 Equity Incentive Plan, as amended; the 2012 Equity Incentive Plan, as amended and restated; and the 2020 Equity Incentive Plan. The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. As of August 1, 2020, the Company has 2,865,125 shares authorized and available for grant under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan. The authorization for new grants under the 2002 Plan and 2004 Plan has expired.

Share-Based Compensation Expense

The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in thousands)	2020	2019	2018
Restricted stock awards	$23,260	$22,979	$19,872
Supervalu replacement awards(1)	9,046	14,304	—
Performance-based share awards	1,494	3,013	5,569
Stock option awards	(111)	199	342
Share-based compensation expense recorded in Operating expenses	33,689	40,495	25,783
Income tax benefit	(9,043)	(10,458)	(6,538)
Share-based compensation expense, net of tax	$24,646	$30,037	$19,245

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses(2)	$1,023	$33,021	$107
Income tax benefit	(275)	(8,870)	(29)
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$748	$24,151	$78

(1)	Amounts are derived entirely from liability classified awards.

(2)
Includes liability classified awards of $1.0 million and equity classified awards of $0.0 million for fiscal 2020, and liability classified awards $31.7 million and equity classified awards of $1.4 million for fiscal 2019. Amounts recorded in fiscal 2018 are derived entirely from equity classified awards.

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors, or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three or four equal installments. The Board has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forward grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors has been established, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards are now set at a three-year cliff vest, subject to achievement of the performance objective. As of August 1, 2020, there was $47.2 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units, Supervalu replacement awards and performance-based restricted stock units) of which $6.3 million relates to Supervalu Replacement Awards. Unrecognized compensation cost related to Replacement Options is de minimis. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. The following summary presents information regarding restricted stock units, Supervalu replacement awards and performance units:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 29, 2017	1,270,111	$44.56
Granted	716,952	40.06
Vested	(434,730)	47.24
Forfeited	(207,731)	41.38
Outstanding at July 28 2018	1,344,602	41.78
Supervalu replacement awards	4,301,233	32.50
Granted	1,665,233	23.30
Vested	(2,038,290)	34.81
Forfeited	(852,045)	30.83
Outstanding at August 3, 2019	4,420,733	31.11
Granted	6,058,519	7.67
Vested	(1,043,628)	20.59
Forfeited	(2,018,975)	12.39
Outstanding at August 1, 2020	7,416,649	$18.54

(in thousands)	2020	2019	2018
Intrinsic value of restricted stock units vested	$21,007	$36,071	$12,420

Performance-Based Share Awards

During fiscal 2020, the Company granted 977,860 performance share units to its executives (subject to the issuance of up to 977,860 additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $8.07. These performance units are tied to fiscal 2020, 2021 and 2022 performance metrics, including adjusted EPS Growth, adjusted return on invested capital (“ROIC”) and adjusted EBITDA leverage. There were no performance share units forfeited during fiscal 2020, and as of August 1, 2020, there are 977,860 performance share units outstanding.

During fiscal 2019, the Company granted 339,282 performance share units to its executives (subject to the issuance of up to 339,282 additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $22.56. These performance units were tied to fiscal 2020 performance metrics, including adjusted EBITDA and ROIC. During fiscal 2020 and fiscal 2019, there were 261,483 and 6,620, respectively, of performance share units forfeited, and as of August 1, 2020, 71,539 performance share units have been earned and will be issued in fiscal 2021.

During fiscal 2018, the Company granted 109,100 performance share units to its executives (subject to the issuance of 109,100 additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $39.74. These performance units were tied to fiscal 2019 performance metrics, the majority of which did not vest.

Stock Options

The Company did not grant stock options in fiscal 2020, 2019 or 2018.

The following summary presents information regarding outstanding stock options as of August 1, 2020 and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,769,237	$43.06
Exercised	(3,519)	14.77
Forfeited	(429,225)	51.52
Canceled	(206,420)	46.75
Outstanding at end of year	1,130,073	46.46	4.4 years	$—
Exercisable at end of year	1,130,073	$46.46	4.4 years	$—

The aggregate intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was less than $0.1 million, $0.1 million and $0.7 million, respectively.

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

On October 22, 2018, the Company authorized for issuance and registered on a Registration Statement on Form S-8 filed with the SEC 5,000,000 shares of common stock for issuance in order to satisfy the Replacement Options and Replacement Awards. During fiscal 2019, the Company issued 2,004,730 shares of common stock at an average price of $12.00 per share for $23.9 million of cash, of which $0.4 million was received subsequent to the end of fiscal 2019. During fiscal 2020, the Company issued 1,349,655 shares of common stock at an average price of $10.66 per share for $14.3 million of cash.

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

NOTE 14—BENEFIT PLANS
The Company’s employees who participate are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan, Unified Grocers pension plan and certain supplemental executive retirement plans. These plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately 60% of the union employees participate in multiemployer retirement plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2020		2019
(in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit Obligation at beginning of year	$2,709,274	$37,682	$—	$—
Benefit obligation at acquisition date of October 22, 2018	—	—	2,499,954	52,276
Plan amendment	—	—	—	(4,199)
Service cost	—	54	—	173
Interest cost	57,495	943	75,706	1,447
Actuarial loss (gain)	276,635	719	249,899	(9,836)
Settlements paid	(689,989)	—	—	—
Benefits paid	(93,928)	(2,285)	(116,285)	(2,179)
Benefit obligation at end of year	2,259,487	37,113	2,709,274	37,682
Changes in Plan Assets
Fair value of plan assets at beginning of year	2,496,547	11,243	—	—
Fair value of plan assets at acquisition date of October 22, 2018	—	—	2,305,020	11,586
Actual return on plan assets	261,839	845	303,696	260
Employer contributions	16,099	2,601	4,116	1,636
Settlements paid	(689,989)	—	—	—
Benefits paid	(93,928)	(2,285)	(116,285)	(2,239)
Fair value of plan assets at end of year	1,990,568	12,404	2,496,547	11,243
Unfunded status at end of year	$(268,919)	$(24,709)	$(212,727)	$(26,439)

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2020		2019
(in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Service cost	$—	$54	$—	$173
Interest cost	57,495	943	75,706	1,447
Expected return on plan assets	(105,596)	(215)	(111,695)	(184)
Amortization of net actuarial gain	—	(3,107)	—	—
Pension settlement charge	11,303	—	—	—
Net periodic benefit (income) cost	(36,798)	(2,325)	(35,989)	1,436
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Loss) Income
Prior service benefit	—	—	—	(4,199)
Amortization of prior service benefit	—	1,400	—	—
Net actuarial loss (gain)	108,990	89	57,902	(9,912)
Amortization of net actuarial loss	—	1,707	—	—
Total expense (benefit) recognized in Other comprehensive (loss) income	108,990	3,196	57,902	(14,111)
Total expense (benefit) recognized in net periodic benefit cost (income) and Other comprehensive (loss) income	$72,192	$871	$21,913	$(12,675)

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on offer acceptances. As disclosed in the preceding two tables, in fiscal 2020, the plan made aggregate lump sum settlement payments, which resulted in a non-cash pension settlement charges from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. As a result of the settlement payments reported in the second quarter of fiscal 2020, the SUPERVALU Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $1.5 million decrease to Accumulated other comprehensive loss.

Estimated net actuarial loss expected to be amortized from Accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2021 is $0.8 million. The estimated net amount of prior service benefit and net actuarial gain for the postretirement benefit plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during fiscal 2021 is $2.7 million.

Amounts recognized in the Consolidated Balance Sheets as of August 1, 2020 and August 3, 2019 consist of the following:

	August 1, 2020		August 3, 2019
(in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Accrued compensation and benefits	$1,500	$—	$1,900	$—
Pension and other postretirement benefit obligations	267,419	24,709	210,827	26,439
Total	$268,919	$24,709	$212,727	$26,439

Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2020	2019
Benefit obligation assumptions:
Discount rate	1.74% - 2.37%	2.99% - 3.49%
Net periodic benefit cost assumptions:
Discount rate	2.99% - 3.49%	4.30% - 4.42%
Rate of compensation increase	—	—%
Expected return on plan assets(1)	2.00% - 5.75%	2.25% - 6.50%

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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.80 percent as of August 1, 2020. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2029, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 8.00 percent as of August 1, 2020. The assumed healthcare cost trend rate for retirees after age 65 will decrease through fiscal 2029, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have had the following impact on the amounts reported: a 100 basis point increase in the trend rate would increase the accumulated postretirement benefit obligation by approximately $0.8 million as of the end of fiscal 2020 and would increase service and interest cost by less than $0.1 million. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the Company’s accumulated postretirement benefit obligation as of the end of fiscal 2020 by approximately $0.7 million and would decrease service and interest cost by less than $0.1 million.

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

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2020	2019
Domestic equity	22.4%	22.6%	22.1%
International equity	6.8%	6.0%	6.2%
Private equity	5.3%	4.7%	4.2%
Fixed income	59.7%	60.4%	62.3%
Real estate	5.8%	6.3%	5.2%
Total	100.0%	100.0%	100.0%

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

Other - Consists primarily of options, futures, and money market investments priced at $1 per unit.

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

The fair value of assets of our defined benefit pension plans held in master trusts as of August 1, 2020, by asset category, consisted of the following (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$334,194	$—	$—	$—	$334,194
Common collective trusts	—	901,258	—	59,454	960,712
Corporate bonds	—	310,694	—	—	310,694
Government securities	—	131,424	—	—	131,424
Mutual funds	456	42,867	—	—	43,323
Mortgage-backed securities	—	3,979	—	—	3,979
Other	10,314	23,137	—	—	33,451
Private equity and real estate partnerships	—	—	—	172,791	172,791
Total plan assets at fair value	$344,964	$1,413,359	$—	$232,245	$1,990,568

The fair value of assets of our defined benefit pension plans held in master trusts as of August 3, 2019, by asset category, consisted of the following (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$397,800	$—	$—	$—	$397,800
Common collective trusts	—	1,046,590	—	83,504	1,130,094
Corporate bonds	—	362,251	—	—	362,251
Government securities	—	248,872	—	—	248,872
Mutual funds	469	62,254	—	—	62,723
Mortgage-backed securities	—	10,920	—	—	10,920
Other	5,603	73,745	—	—	79,348
Private equity and real estate partnerships	—	—	—	204,539	204,539
Total plan assets at fair value	$403,872	$1,804,632	$—	$288,043	$2,496,547

Contributions

No minimum pension contributions are required to be made under either the SUPERVALU Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2021. The Company expects to contribute approximately $0.0 million to $5.3 million to its other defined benefit pension plans and postretirement benefit plans in fiscal 2021.

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

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2021	$117,700	$3,800
2022	112,900	3,600
2023	114,500	3,400
2024	118,000	3,200
2025	123,200	3,000
Years 2026-2030	592,300	12,000

Defined Contribution Plans

The Company sponsors defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at our discretion. Total employer contribution expenses for these plans were $21.0 million, $21.0 million and $11.6 million for fiscal 2020, 2019 and 2018, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

Amounts recognized in the Consolidated Balance Sheets consisted of the following (in thousands):

	Post-Employment Benefits
	August 1, 2020	August 3, 2019
Accrued compensation and benefits	$2,356	$2,356
Other long-term liabilities	5,053	5,053
Total	$7,409	$7,409

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2019 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plan and is annually certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The Multiemployer Pension Reform Act of 2014 (“MPRA”) created a new zone status called “critical and declining” or “Deep Red”. Plans are generally considered Deep Red if they are projected to become insolvent within 15 years. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans.

At the date the financial statements were issued, Forms 5500 of the plans were generally not available for the plan years ending in 2019.

The following table contains information about the Company’s significant multiemployer plans (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	2020	FIP/RP Status Pending/Implemented	2020	2019	Surcharges Imposed(1)	Amortization Provisions
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	No	$11	$8	No	☐
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	9	7	No	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	832598425-001	12/31	NA	NA	3	1	NA	☐
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Deep Red	Implemented	6	5	No	☒
UFCW Unions and Participating Employer Pension Fund(2)	526117495-001	12/31	Red	Implemented	7	4	No	☐
Western Conference of Teamsters Pension Plan Trust	916145047-001	12/31	Green	No	13	12	No	☐
UFCW Unions and Employers Pension Plan	396069053-001	10/31	Deep Red	Implemented	1	1	No	☒
All Other Multiemployer Pension Plans(3)					2	3
Total					$52	$41

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	These multiemployer pension plans are associated with continued and discontinued operations.

(3)	All Other Multiemployer Pension Plans include 7 plans, none of which is individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2020
Minneapolis Food Distributing Industry Pension Plan	5/31/2022	1	5/31/2022	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	9/14/2019 - 5/31/2025	4	8/3/2024	39.2%	☐
UFCW Unions and Participating Employer Pension Fund(2)	11/8/2020	2	11/8/2020	66.2%	☒
Western Conference of Teamsters Pension Plan Trust	5/31/2020 - 4/22/2023	15	9/19/2020	20.7%	☐
UFCW Unions and Employers Pension Plan	4/9/2022	1	4/9/2022	100.0%	☒

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

(2)	These multiemployer pension plans are associated with continued and discontinued operations.

In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we acquired a $35.7 million multiemployer pension plan withdrawal liability, under which payments will be made over the next 20 years and is included in Other long-term liabilities. In addition, the Company had withdrawal liabilities related to five of its other multi-employer plans of approximately $9.7 million.

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

Accrued multiemployer pension plan withdrawal liabilities included in other-long-term liabilities were $51.6 million and $43.2 million, in fiscal 2020 and 2019 respectively for seven multiemployer plans.

The Company contributed $52.3 million, $41.3 million and $0.5 million in fiscal 2020, 2019 and 2018, respectively, to multiemployer pension plans.

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

The company contributed $88.5 million and $72.5 million in fiscal 2020 and fiscal 2019, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of August 1, 2020, we had approximately 28,300 employees. Approximately 11,800 employees are covered by 51 collective bargaining agreements. During fiscal 2020, 2 collective bargaining agreements covering approximately 200 employees were renegotiated and 7 collective bargaining agreements covering approximately 1,600 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2021, 19 collective bargaining agreements covering approximately 1,400 employees are scheduled to expire.

NOTE 15—INCOME TAXES

Income Tax (Benefit) Expense

For the fiscal year ended August 1, 2020, (loss) income before income taxes, consists of $(340.8) million from U.S. continuing operations and $(3.6) million) from foreign continuing operations. For the fiscal year ended August 3, 2019, (loss) income before income taxes consists of $(351.6) million from U.S. continuing operations and $7.0 million from foreign continuing operations. For the fiscal year ended July 28, 2018, income before income taxes consists of $202.6 million from U.S. operations and $7.4 million from foreign operations.

The total (benefit) provision for income taxes included in the Consolidated Statements of Operations consisted of the following:

(in thousands)	2020	2019	2018
Continuing operations	$(90,445)	$(58,936)	$47,215
Discontinued operations	(4,465)	(3,723)	—
Total	$(94,910)	$(62,659)	$47,215

The income tax expense (benefit) in continuing operations for fiscal 2020, 2019 and 2018 was allocated as follows:

(in thousands)	2020	2019	2018
Income tax expense	$(90,445)	$(58,936)	$47,215
Other comprehensive income	(45,700)	(33,854)	1,561
Total	$(136,145)	$(92,790)	$48,776

Total federal, state, and foreign income tax (benefit) expense in continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
Fiscal 2020
U.S. Federal	$(22,681)	$(45,315)	$(67,996)
State and Local	654	(23,058)	(22,404)
Foreign	2,515	(2,560)	(45)
	$(19,512)	$(70,933)	$(90,445)
Fiscal 2019
U.S. Federal	$11,402	$(59,528)	$(48,126)
State and Local	(11,049)	(1,767)	(12,816)
Foreign	1,919	87	2,006
	$2,272	$(61,208)	$(58,936)
Fiscal 2018
U.S. Federal	$46,210	$(16,508)	$29,702
State and Local	13,310	1,878	15,188
Foreign	2,374	(49)	2,325
	$61,894	$(14,679)	$47,215

Total income tax expense (benefit) in continuing operations was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in thousands)	2020	2019	2018
Computed “expected” tax expense	$(72,335)	$(70,740)	$57,499
State and local income tax, net of Federal income tax benefit	(19,344)	(17,524)	10,501
Non-deductible expenses	3,033	5,670	955
Tax effect of share-based compensation	2,715	125	149
General business credits	(1,855)	(1,757)	(552)
Unrecognized tax benefits	(7,441)	(8,130)	618
Nondeductible goodwill impairment	44,226	32,619	—
Impacts related to the TCJA	—	—	(21,719)
Impacts related to the CARES Act	(39,497)	—	—
Other, net	53	801	(236)
Total income tax expense	$(90,445)	$(58,936)	$47,215

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	2020	2019	2018
Unrecognized tax benefits at beginning of period	$40,142	$1,104	$478
Unrecognized tax benefits added during the period	5,950	—	626
Unrecognized tax benefits assumed in a business combination	—	49,566	—
Decreases in unrecognized tax benefits due to statute expiration	(1,595)	(10,528)	—
Decreases in unrecognized tax benefits due to settlements	(12,375)	—	—
Unrecognized tax benefits at end of period	$32,122	$40,142	$1,104

In addition, the Company has $8.4 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2020, 2019 and 2018, total accrued interest and penalties was $7.0 million, $15.6 million, and $0.1 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of August 1, 2020, the Company is no longer subject to federal income tax examinations for fiscal years before 2014 and in most states is no longer subject to state income tax examinations for fiscal years before 2008 and 2015 for Supervalu and United Natural Foods, Inc., respectively. Due to the implementation of the CARES Act, NOLs were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $8.3 million during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 1, 2020 and August 3, 2019 are presented below:

(in thousands)	August 1, 2020	August 3, 2019
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$78	$2
Compensation and benefits related	103,312	100,942
Accounts receivable, principally due to allowances for uncollectible accounts	12,217	3,355
Accrued expenses	32,844	15,022
Net operating loss carryforwards	13,464	44,396
Other tax carryforwards (interest, charitable contributions)	6,971	10,143
Foreign tax credits	445	445
Intangible assets	67,226	5,869
Interest rate swap agreements	36,949	20,518
Other deferred tax assets	5,258	2,946
Total gross deferred tax assets	278,764	203,638
Less valuation allowance	(3,098)	(445)
Net deferred tax assets	$275,666	$203,193
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$125,463	$117,195
Inventories	42,579	51,392
Intangible assets	—	1,016
Other	—	370
Total deferred tax liabilities	168,042	169,973
Net deferred tax assets	$107,624	$33,220

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and contains significant business tax provision changes to the U.S. tax code, including temporary expansion to the deductibility of interest expense and the ability to treat qualified improvement property as eligible for bonus depreciation as well as the ability to carry back net operating losses. In addition, the CARES Act changed the required filing of the Company’s federal income tax return from May 2020 to July 2020, and allows remittances of employer FICA payments previously due between March 2020 and December 2020 to be deferred until December 2021 and December 2022. Prior to the application of the CARES Act, the Company had a deferred tax asset related to $203 million of federal net operating losses that were available for unlimited carryforward (but no carryback) pursuant to provisions of the 2017 Tax Cuts and Jobs Act, which permitted taxpayers to carryforward net operating losses indefinitely. The CARES Act provides the Company the ability to carry these losses back at a 35% federal tax rate during the carry back periods, as compared to the current 21% federal tax rate. This resulted in a tax benefit of approximately $39.5 million, an estimate of which the Company recorded in the third quarter of Fiscal 2020, and which was finalized during the fourth quarter of fiscal 2020. The entire tax benefit associated with the net operating loss carry back has been recorded as a current tax receivable in the Consolidated Balance Sheet as of August 1, 2020.

Tax Credits and Valuation Allowances

At August 1, 2020, the Company had gross deferred tax assets of approximately $278.8 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of August 1, 2020, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its state net operating losses and foreign tax credits that, in the Company’ s judgment, are not likely to be realized within the applicable recovery periods.

At August 1, 2020, the Company had net operating loss carryforwards of approximately $4.1 million for federal income tax purposes. Of this amount, approximately $2.3 million of the federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times between fiscal years 2021 and 2027. As of August 1, 2020, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at August 1, 2020 and correspondingly no valuation allowance has been established.

At August 1, 2020, the Company had disallowed charitable contribution carryforwards of approximately $26.7 million that are available for carryforward over five years. As of August 1, 2020, the Company anticipates sufficient future taxable income to fully utilize the charitable contribution carryovers within the applicable five-year carryforward period and correspondingly, no valuation allowance has been established.

The retained earnings of the Company’s non-U.S. subsidiary were subject to deemed U.S. repatriation and taxation during fiscal 2017 pursuant to the TCJA, and existing foreign tax credits were utilized to offset the resulting liability. We have established a deferred tax asset for the remaining U.S. foreign tax credits of $0.4 million. Such credits are offset by a valuation allowance.

Effective Tax Rate

Our effective income tax rate for continuing operations was a benefit rate of 26.3% and 17.1% on pre-tax losses for fiscal 2020 and 2019 respectively and an expense rate of 22.1% on pre-tax income for fiscal 2018. The increase in the benefit rate for fiscal 2020 was primarily driven by the NOL carryback provisions of the CARES Act.

Other

Under ASU 2016-09, the Company accounts for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized income tax expense of $4.2 million related to tax deficiencies for share-based payments for fiscal 2020, $1.6 million of income tax expense related to tax deficiencies for share-based payments for fiscal 2019 and $1.1 million of income tax expense related to tax deficiencies for share-based payments for fiscal 2018.

NOTE 16—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

(in thousands, except per share data)	2020	2019	2018
Basic weighted average shares outstanding	53,778	51,245	50,530
Net effect of dilutive stock awards based upon the treasury stock method	—	—	307
Diluted weighted average shares outstanding	53,778	51,245	50,837

Basic (loss) earnings per share:
Continuing operations	$(4.81)	$(5.57)	$3.22
Discontinued operations	$(0.28)	$0.02	$—
Basic (loss) income per share	$(5.10)	$(5.56)	$3.22
Diluted (loss) earnings per share:
Continuing operations	$(4.81)	$(5.57)	$3.20
Discontinued operations(1)	$(0.28)	$0.02	$—
Diluted (loss) income per share	$(5.10)	$(5.56)	$3.20

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	3,649	3,434	93

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards, of approximately 0 thousand and 292 thousand shares for fiscal 2020 and 2019, respectively.

NOTE 17—BUSINESS SEGMENTS

The Company has two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Wholesale reportable segment is the aggregation of two operating segments: U.S. Wholesale and Canada Wholesale. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce, and conventional grocery and non-food products, and providing retail services in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business.

Segment earnings include revenues and costs attributable to each of the respective business segments and allocated corporate overhead, based on the segment’s estimated consumption of corporately managed resources. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. In fiscal 2020, the Company changed its measurement of segment profit, which resulted in additional corporate expenses that were previously included in Other now being attributed to the Wholesale segment, and updated its segment profit measure to Adjusted EBITDA. Prior period amounts have been recast to reflect these changes in segment profit. Non-operating expenses that are not allocated to the operating segments are under the caption of Unallocated (Income)/Expenses.

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to (Loss) income from continuing operations before income taxes:

(in thousands)	2020	2019	2018
Net sales:
Wholesale(1)	$25,496,597	$21,530,183	$10,169,840
Retail	2,330,694	1,653,596	—
Other	227,984	234,838	228,465
Eliminations	(1,541,008)	(1,111,161)	(171,622)
Total Net sales	$26,514,267	$22,307,456	$10,226,683
Continuing operations Adjusted EBITDA:
Wholesale	591,028	462,996	343,104
Retail	86,401	34,149	—
Other	(15,903)	41,918	12,337
Eliminations	(2,464)	(1,162)	3,425
Adjustments:
Net income attributable to noncontrolling interests	4,929	107	—
Total other expense, net	(148,839)	(144,685)	(14,480)
Depreciation and amortization	(281,535)	(247,746)	(87,631)
Share-based compensation	(33,689)	(40,495)	(25,783)
Restructuring, impairment, acquisition, and integration related expenses	(86,383)	(148,195)	(9,738)
Goodwill and asset impairment	(425,405)	(292,770)	(11,242)
(Loss) gain on sale of assets	(17,132)	499	—
Note receivable and lost customer bankruptcy charge	(12,516)	—	—
Inventory fair value adjustment	—	(10,463)	—
Legal reserve charge	(1,196)	1,390	—
Other retail expense	(1,750)	—	—
(Loss) income from continuing operations before income taxes	$(344,454)	$(344,457)	$209,992
Depreciation and amortization:
Wholesale	$267,236	$227,946	$84,971
Retail	3,493	6,430	—
Other	10,806	13,370	2,660
Total depreciation and amortization	$281,535	$247,746	$87,631
Capital expenditures:
Wholesale	$159,758	$206,812	$43,402
Retail	12,344	20,660	—
Other	466	1,005	1,206
Total capital expenditures	$172,568	$228,477	$44,608

(1)
As presented in Note 3—Revenue Recognition, for fiscal 2020 and 2019, the Company recorded $1,319 million and $937 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. For fiscal 2020 and 2019, the Company recorded $0.0 million and $12.4 million, respectively, within Net sales in its Wholesale reportable segment attributable to discontinued operations inter-company product purchases for certain retail banners it sold with a supply agreement.

Total assets of continuing operations by reportable segment were as follows:

(in thousands)	August 1, 2020	August 3, 2019
Assets:
Wholesale	$6,588,836	$6,246,306
Retail	542,470	545,050
Other	501,468	362,100
Eliminations	(54,784)	(45,072)
Total assets of continuing operations	$7,577,990	$7,108,384

NOTE 18—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of August 1, 2020. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of August 1, 2020, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $32.3 million ($26.9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements as the fair value has been determined to be de minimis.

The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. For leases that have been assigned, the Company has recorded the associated right of use operating lease assets and obligations within the Consolidated Balance Sheets. No associated lessor receivables are reflected on the Consolidated Balance Sheets; however, within Note 12—Leases expected cash flows from lease receipts reflecting the assignees payments to the landlord are reflected as Lease Receipts within the future maturity table, along with the Wholesale customers future Lease Receipts. For the Company’s lease guarantee arrangements, no amounts have been recorded within the Consolidated Balance Sheets as the fair value has been determined to be de minimis.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of August 1, 2020, the Company had approximately $181 million of non-cancelable future purchase obligations.

Legal Proceedings

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. As previously disclosed, the Company settled with the certain plaintiffs in November 2017. The remaining plaintiff (the “New England plaintiff”) was not a party to the settlement and pursued its individual claims and potential class action claims against Supervalu. On February 15, 2018, Supervalu filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted Supervalu’s motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018, and a hearing was held on October 15, 2019. In the second quarter of fiscal 2020, the 8th Circuit Court of Appeals denied the appeal, and this matter is now closed.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act ("FCA"). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertsons in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of relators’ summary judgment motions finding that defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted defendants’ summary judgment motion and denied relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals.

In November 2018, a putative nationwide class action was filed in Rhode Island state court, which the Company removed to U.S. District Court for the District of Rhode Island. In North Country Store v. United Natural Foods, Inc., plaintiff asserts that the Company made false representations about the nature of fuel surcharges charged to customers and asserts claims for alleged violations of Connecticut’s Unfair Trade Practices Act, breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing arising out of the Company’s fuel surcharge practices. On March 5, 2019, the Company answered the complaint denying the allegations. At a court-ordered mediation on October 15, 2019, the Company reached an agreement, which is immaterial in amount, to avoid costs and uncertainty of litigation. On August 10, 2020, the Court granted final approval of the settlement and this matter is now closed.

From time to time, the Company receives notice of claims or potential claims, becomes involved in litigation, alternative dispute resolution such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law; pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay it the context of labor contract negotiations; supplier, customer and service provider contract terms and claims including matter related to supplier or customer insolvency or general inability to pay obligations as they become due; real estate and environmental matters, including claims in connection with our ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. We regularly monitor our exposure to the loss contingencies associated with these matters and may from time to time change our predictions with respect to outcomes and estimates with respect to related costs and exposures. As of August 1, 2020, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 19—DISCONTINUED OPERATIONS

In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Since the acquisition, the Company sold Hornbacher’s, and sold and exited the retail operations of certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As discussed further in Note 1—Significant Accounting Policies, in the fourth quarter of fiscal 2020, the Company determined Retail no longer qualified for held for sale presentation and the results of operations, financial position and cash flows of Retail have been revised in order to present Retail within continuing operations. Subsequent to the presentation changes in the fourth quarter of fiscal 2020, discontinued operations contains the historical results of operations, financial position and cash flows of Hornbacher’s, certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As of August 1, 2020, only certain Shoppers locations are contained in remaining disposal groups that continue to be classified as operations held for sale as discontinued operations.

In the second quarter of fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020, within discontinued operations the Company incurred approximately $31.1 million in pre-tax aggregate costs and charges related to Shoppers stores that remain within discontinued operations, consisting of $24.6 million of operating losses, severance costs and transaction costs during the period of wind-down and $6.5 million of property and equipment impairment charges related to impairment reviews. In the second, third and fourth quarters of fiscal 2020, the Company reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values.

In fiscal 2019, the Company closed three of its eight Shop ‘n Save East stores and sold the remaining five Shop ‘n Save East stores to GIANT Food Store, LLC, and did not incur a gain or loss on the sale of this disposal group. The Company closed the remaining Shop ‘n Save St. Louis retail stores and the distribution center that were not sold prior to the Supervalu acquisition date.

In fiscal 2019, the Company completed the sale of seven of its eight Hornbacher's locations, as well as a Hornbacher’s store that was previously being developed in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Company did not incur a gain or loss on the sale of this disposal group. The Hornbacher’s store in Grand Forks, North Dakota was not included in the sale to Coborn’s and has closed pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations.

In the fourth quarter of fiscal 2019, the Company completed the sale of the pharmacy prescription files and inventory of the Shoppers disposal group.

Operating results of discontinued operations are summarized below:

(in thousands)	2020	2019(1) (41 weeks)
Net sales	$228,523	$440,450
Cost of sales	162,099	312,200
Gross profit	66,424	128,250
Operating expenses	52,625	105,981
Restructuring expenses and charges	33,470	24,944
Operating loss	(19,671)	(2,675)
Other (income) expense, net	(4)	150
Loss from discontinued operations before income taxes	(19,667)	(2,825)
Benefit for income taxes	(4,465)	(3,723)
(Loss) income from discontinued operations, net of tax	$(15,202)	$898

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to August 3, 2019.

The Company recorded $0.0 million and $12.4 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in fiscal 2020 and 2019, respectively, related to retail disposal groups, which were sold with a supply agreement and were classified within discontinued operations prior to their disposal. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No net sales were recorded within continuing operations for retail banners that the Company disposed of and expects to dispose of without a supply agreement, as they have been eliminated upon consolidation within continuing operations and amounted to $125.0 million and $221.4 million in fiscal 2020 and 2019, respectively.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Consolidated Balance Sheets follows in the table below.

(in thousands)	August 1, 2020	August 3, 2019
Current assets
Cash and cash equivalents	$119	$799
Receivables, net	350	158
Inventories	4,233	18,885
Other current assets	365	1,152
Total current assets of discontinued operations	5,067	20,994
Long-term assets
Property and equipment	3,450	44,489
Other assets	465	468
Total long-term assets of discontinued operations	3,915	44,957
Total assets of discontinued operations	$8,982	$65,951

Current liabilities
Accounts payable	$3,613	$6,181
Accrued compensation and benefits	4,501	3,637
Other current liabilities	3,324	5,699
Total current liabilities of discontinued operations	11,438	15,517
Long-term liabilities
Other long-term liabilities	1,738	770
Total liabilities of discontinued operations	13,176	16,287
Net (liabilities) assets of discontinued operations	$(4,194)	$49,664
NOTE 20—IMMATERIAL CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS

For certain of the Company’s subsidiaries prior to fiscal 2020, the Company recognized vendor consideration for vendor rebate programs, product defect allowances, slotting fees and similar programs when received in connection with inventory procurement, instead of deferring the recognition of the vendor consideration as a reduction of inventory on its Consolidated Balance Sheets and subsequently recognizing the vendor consideration within Cost of goods sold when the inventory was sold.

The Company considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the misstatements on an individual and aggregate basis, the Company concluded the prior period errors were immaterial to the previously issued consolidated financial statements. As such, the Company has elected to correct the identified error in the prior periods within the current Consolidated Financial Statements. Components of this assessment included that the identified misstatements accumulated over several years and the income statement effect of the correction in any period never materially impacted results of operations.

Previously reported balances were revised for these identified misstatements. The revisions reflect the accounting treatment that would have been in place had the vendor consideration been appropriately deferred against the procured inventory and recognized when the inventory was sold. In doing so, balances in the Consolidated Financial Statements to which this note relates have been adjusted to reflect the correction in the proper periods.

The correction of the error resulted in a decrease to Inventories of $9.0 million in fiscal 2019 and an increase to Deferred income taxes (asset) of $2.4 million in fiscal 2019. This resulted in a decrease to Retained earnings of $6.6 million, $6.9 million and $4.0 million for fiscal 2019, 2018 and 2017, respectively.

The correction of the error resulted in a Cost of sales decrease of $0.4 million and an increase of $2.8 million in fiscal 2019 and 2018, respectively, and an increase to (Benefit) provision for income taxes of $0.1 million and $0.1 million in fiscal 2019 and 2018, respectively.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly data provided below has been revised, as compared to the selected quarterly financial data presented in the Company’s Quarterly Reports on Form 10-Q, to present Retail within continuing operations of the Company’s Consolidated Financial Statements and for the immaterial correction discussed within Note 20—Immaterial Correction to Prior Period Financial Statements. In the first quarter of fiscal 2019, the Company acquired Supervalu and recognized certain of its retail disposal groups as businesses held for sale as discontinued operations, which impacted Net (loss) income attributable to United Natural Foods, Inc. and basic and total basic and diluted earnings per share.

The following table sets forth certain interim financial information for fiscal 2020 (52 weeks) and 2019 (53 weeks):

	2020
(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year(1)
Net sales	$6,296,612	$6,431,382	$7,031,718	$6,754,555	$26,514,267
Gross profit	907,211	917,325	1,050,232	1,000,024	3,874,792
Net (loss) income from continuing operations	(387,434)	(13,984)	94,447	52,962	(254,009)
(Loss) income from discontinued operations, net of tax	4,026	(16,076)	(4,078)	926	(15,202)
Net (loss) income including noncontrolling interests	(383,408)	(30,060)	90,369	53,888	(269,211)
Net (loss) income attributable to United Natural Foods, Inc.	(383,927)	(30,710)	88,131	52,366	(274,140)
Basic (loss) earnings per share:
Continuing operations	$(7.29)	$(0.27)	$1.72	$0.94	$(4.81)
Basic (loss) earnings per share	$(7.21)	$(0.57)	$1.64	$0.96	$(5.10)
Diluted (loss) earnings per share:
Continuing operations	$(7.29)	$(0.27)	$1.67	$0.88	$(4.81)
Diluted (loss) earnings per share	$(7.21)	$(0.57)	$1.60	$0.89	$(5.10)

(1)
Fiscal 2020 results reflect 52 weeks of operating results, as compared to fiscal 2019 53 weeks. The fourth quarter of fiscal 2020 includes 13 weeks and the fourth quarter of fiscal 2019 contains 14 weeks.

	2019
(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	2,879,158	6,449,542	6,247,462	6,731,294	$22,307,456
Gross profit	419,367	898,087	922,173	968,979	3,208,606
Net income from continuing operations	(19,579)	(344,241)	56,493	21,806	(285,521)
Income from discontinued operations, net of tax	288	2,345	651	(2,386)	898
Net income (loss) including noncontrolling interests	(19,291)	(341,896)	57,144	19,420	(284,623)
Net income (loss) attributable to United Natural Foods, Inc.	(19,294)	(341,725)	57,092	19,197	(284,730)
Basic earnings per share:
Continuing operations	$(0.39)	$(6.77)	$1.11	$0.41	$(5.57)
Basic income (loss) per share	$(0.38)	$(6.72)	$1.12	$0.36	$(5.56)
Diluted earnings per share:
Continuing operations	$(0.39)	$(6.77)	$1.11	$0.41	$(5.57)
Diluted income (loss) per share	$(0.38)	$(6.72)	$1.12	$0.36	$(5.56)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 1, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of August 1, 2020, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of August 1, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended August 1, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on January 12, 2021 (the “2020 Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Committees of the Board of Directors”, “Nomination of Directors”, and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

We have adopted a code of conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and employees within our finance, operations, and sales departments. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 11840 Valley View Road, Eden Prairie, MN 55344, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2020 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Compensation Risk,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2020 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2020 Proxy Statement under the captions “Fees Paid to KPMG LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services,” and is incorporated herein by this reference.

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

3.	Exhibits. The Exhibits listed in the Exhibit Index are filed as part of this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 25, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., the Registrant and Jedi Merger Sub, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15723)).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among United Natural Foods, Inc., Jedi Merger Sub, Inc., SUPERVALU INC. and SUPERVALU Enterprises, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2018 (File No. 001-15723)).

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2015 (File No. 001-15723)).

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
4.1
Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2009 (File No. 001-15723)).

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2019 (File No. 001-15723)).

10.1**	2002 Stock Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 001-15723)).
10.2**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 21, 2010 (File No. 001-15723)).
10.3**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 001-15723)).

10.4**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the 2002 Stock Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 001-15723)).

10.5**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 001-15723)).

10.6**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 001-15723)).

10.7**
United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 18, 2012 (File No. 001-15723)) (the “2012 Equity Plan”).

10.8**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 001-15723)).

10.9**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 001-15723)).

10.10**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 16, 2015 (File No. 001-15723)) (the “A&R 2012 Equity Plan”).

10.11**
Form of Terms and Conditions of Grant of (Pro-Rata Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 001-15723)).

10.12**
Form of Terms and Conditions of Grant of (Cliff Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 001-15723)).

10.13**	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 001-15723)).
10.14+
Agreement for the Distribution of Products between the Registrant and Whole Foods Market Distribution, Inc., effective September 28, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 001-15723)).

10.15**
Form of Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 001-15723)).

Exhibit No.	Description
10.16**
Form of Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 001-15723)).

10.17**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee pursuant to the A&R 2012 Equity Plan. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2017 (File No. 001-15723)).

10.18 +
Loan Agreement dated August 30, 2018, by and among the Registrant, United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch) and the other parties thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2018 (File No. 001-15723)).

10.19
First Amendment to Loan Agreement, dated October 19, 2018, by and among the Registrant and United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch), and the other parties thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2018 (File No. 001-15723)).

10.20
Second Amendment to Loan Agreement, dated January 24, 2019, by and among the Registrant and United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch), and the other parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on March 7, 2019 (File No. 001-15723)).

10.21*
Third Amendment to Loan Agreement, dated August 14, 2020, by and among the Registrant and United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch), and the other parties thereto.

10.22
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018 (File No. 001-15723)).

10.23**
Amended and Restated Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.24**
Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.25**
Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Sean F. Griffin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.26**
Amendment to Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Sean F. Griffin (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.27**	Form of Amended and Restated Severance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 29, 2019 (File No. 001-15723)).
10.28**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).
10.29**
Terms and Conditions of Grant of Restricted Share Units pursuant to the Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.30**	Form of Performance-Based Vesting Restricted Share Unit Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).
10.31**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).
10.32**
Offer Letter, effective February 9, 2020, between John W. Howard, Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.33**	Senior Management Annual Cash Incentive Plan, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2019 (File No. 001-15723)).
10.34**
United Natural Foods, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 18, 2019 (File No. 001-15723)) (the “2020 Equity Incentive Plan”).

10.35**
Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.36**
Form of RSU Award Agreement (Employee I) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

Exhibit No.	Description
10.37**
Form of RSU Award Agreement (Employee II) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.38**
Form of PSU Award Agreement pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.39**
Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.40**
Form of RSU Award Agreement (Employee I) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.41* **	Form of RSU Award Agreement (Employee) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning September 2020).
10.42* **	Form of PSU Award Agreement pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning September 2020).
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 1, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2020, filed with the SEC on September 29, 2020, formatted in Inline XBRL (included in Exhibit 101).
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
Dated: September 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	Chief Executive Officer and Chairman (Principal Executive Officer)	September 29, 2020
Steven L. Spinner
/s/ JOHN W. HOWARD	Chief Financial Officer (Principal Financial Officer)	September 29, 2020
John W. Howard
/s/ DAVID W. JOHNSON	Chief Accounting Officer (Principal Accounting Officer)	September 29, 2020
David W. Johnson
/s/ ERIC F. ARTZ	Director	September 29, 2020
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 29, 2020
Ann Torre Bates
/s/ DENISE M. CLARK	Director	September 29, 2020
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	September 29, 2020
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 29, 2020
Michael S. Funk
/s/ JAMES P. HEFFERNAN	Director	September 29, 2020
James P. Heffernan
/s/ JAMES L. MUEHLBAUER	Director	September 29, 2020
James L. Muehlbauer
/s/ PETER A. ROY	Director	September 29, 2020
Peter A. Roy
/s/ JACK L. STAHL	Director	September 29, 2020
Jack L. Stahl