Form 10-Q
period 2020-10-31
UNITED NATURAL FOODS INC
filed 2020-12-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of December 4, 2020 there were 56,135,393 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	October 31, 2020	August 1, 2020
ASSETS
Cash and cash equivalents	$49,046	$46,993
Accounts receivable, net	1,165,946	1,120,199
Inventories	2,446,604	2,280,767
Prepaid expenses and other current assets	273,211	251,891
Current assets of discontinued operations	5,687	5,067
Total current assets	3,940,494	3,704,917
Property and equipment, net	1,662,659	1,701,216
Operating lease assets	1,010,744	982,808
Goodwill	19,671	19,607
Intangible assets, net	946,581	969,600
Deferred income taxes	106,931	107,624
Other assets	94,110	97,285
Long-term assets of discontinued operations	2,407	3,915
Total assets	$7,783,597	$7,586,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,729,786	$1,633,448
Accrued expenses and other current liabilities	278,790	281,956
Accrued compensation and benefits	184,752	228,832
Current portion of operating lease liabilities	145,295	131,022
Current portion of long-term debt and finance lease liabilities	25,712	83,378
Current liabilities of discontinued operations	9,889	11,438
Total current liabilities	2,374,224	2,370,074
Long-term debt	2,620,587	2,426,994
Long-term operating lease liabilities	888,979	873,990
Long-term finance lease liabilities	137,694	143,303
Pension and other postretirement benefit obligations	274,698	292,128
Other long-term liabilities	339,541	336,487
Long-term liabilities of discontinued operations	15	1,738
Total liabilities	6,635,738	6,444,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 56,749 shares issued and 56,135 shares outstanding at October 31, 2020; 55,306 shares issued and 54,691 shares outstanding at August 1, 2020	568	553
Additional paid-in capital	572,170	568,736
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(225,722)	(237,946)
Retained earnings	827,353	837,633
Total United Natural Foods, Inc. stockholders’ equity	1,150,138	1,144,745
Noncontrolling interests	(2,279)	(2,487)
Total stockholders’ equity	1,147,859	1,142,258
Total liabilities and stockholders’ equity	$7,783,597	$7,586,972

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended
	October 31, 2020	November 2, 2019
Net sales	$6,672,607	$6,296,612
Cost of sales	5,706,108	5,389,401
Gross profit	966,499	907,211
Operating expenses	900,962	883,688
Goodwill and asset impairment charges	—	425,405
Restructuring, acquisition and integration related expenses	16,428	14,672
Gain on sale of assets	(230)	(90)
Operating income (loss)	49,339	(416,464)
Other expense (income):
Net periodic benefit income, excluding service cost	(17,033)	(11,384)
Interest expense, net	69,133	49,709
Other, net	(798)	(400)
Total other expense, net	51,302	37,925
Loss from continuing operations before income taxes	(1,963)	(454,389)
Benefit for income taxes	(991)	(66,955)
Net loss from continuing operations	(972)	(387,434)
Income from discontinued operations, net of tax	1,296	4,026
Net income (loss) including noncontrolling interests	324	(383,408)
Less net income attributable to noncontrolling interests	(1,367)	(519)
Net loss attributable to United Natural Foods, Inc.	$(1,043)	$(383,927)

Basic (loss) earnings per share:
Continuing operations	$(0.04)	$(7.29)
Discontinued operations	$0.02	$0.08
Basic loss per share	$(0.02)	$(7.21)
Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$(7.29)
Discontinued operations	$0.02	$0.08
Diluted loss per share	$(0.02)	$(7.21)
Weighted average shares outstanding:
Basic	55,171	53,213
Diluted	55,171	53,213

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	13-Week Period Ended
	October 31, 2020	November 2, 2019
Net income (loss) including noncontrolling interests	$324	$(383,408)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(206)	572
Recognition of interest rate swap cash flow hedges, net of tax(2)	12,458	(3,681)
Foreign currency translation adjustments	405	371
Recognition of other cash flow derivatives, net of tax(3)	(433)	—
Total other comprehensive income (loss)	12,224	(2,738)
Less comprehensive income attributable to noncontrolling interests	(1,367)	(519)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$11,181	$(386,665)

(1)Amounts are net of tax (benefit) expense of $(0.1) million and $0.2 million, respectively.
(2)Amounts are net of tax expense (benefit) of $4.3 million and $(1.3) million, respectively.
(3)Amounts are net of tax (benefit) expense of $(0.1) million and $0.0 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended October 31, 2020 and November 2, 2019
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 1, 2020	55,306	$553	615	$(24,231)	$568,736	$(237,946)	$837,633	$1,144,745	$(2,487)	$1,142,258
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9,237)	(9,237)	—	(9,237)
Restricted stock vestings and stock option exercises	1,438	15	—	—	(8,879)	—	—	(8,864)	—	(8,864)
Share-based compensation	—	—	—	—	12,242	—	—	12,242	—	12,242
Other comprehensive income	—	—	—	—	—	12,224	—	12,224	—	12,224
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,159)	(1,159)
Proceeds from issuance of common stock, net	5	—	—	—	71	—	—	71	—	71
Net (loss) income	—	—	—	—	—	—	(1,043)	(1,043)	1,367	324
Balances at October 31, 2020	56,749	$568	615	$(24,231)	$572,170	$(225,722)	$827,353	$1,150,138	$(2,279)	$1,147,859

Balances at August 3, 2019	53,501	$535	615	$(24,231)	$530,801	$(108,953)	$1,108,890	$1,507,042	$(2,737)	$1,504,305
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2,613)	(2,613)	—	(2,613)
Restricted stock vestings and stock option exercises	424	4	—	—	(823)	—	—	(819)	—	(819)
Share-based compensation	—	—	—	—	1,247	—	—	1,247	—	1,247
Other comprehensive loss	—	—	—	—	—	(2,738)	—	(2,738)	—	(2,738)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,098)	(1,098)
Proceeds from issuance of common stock, net	196	2	—	—	1,733	—	—	1,735	—	1,735
Net (loss) income	—	—	—	—	—	—	(383,927)	(383,927)	519	(383,408)
Balances at November 2, 2019	54,121	$541	615	$(24,231)	$532,958	$(111,691)	$722,350	$1,119,927	$(3,316)	$1,116,611

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(In thousands)	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$324	$(383,408)
Income from discontinued operations, net of tax	1,296	4,026
Net loss from continuing operations	(972)	(387,434)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	77,189	75,141
Share-based compensation	12,242	1,247
Gain on sale of assets	(230)	(90)
Closed property and other restructuring charges	497	3,108
Goodwill and asset impairment charges	—	425,405
Net pension and other postretirement benefit income	(17,021)	(11,370)
Deferred income tax benefit	2,254	(61,762)
LIFO charge	6,670	6,873
Provision for losses on receivables, net	(278)	13,098
Loss on debt extinguishment	23,750	73
Non-cash interest expense and other adjustments	3,750	3,833
Changes in operating assets and liabilities	(163,033)	(202,503)
Net cash used in operating activities of continuing operations	(55,182)	(134,381)
Net cash used in operating activities of discontinued operations	(2,484)	(488)
Net cash used in operating activities	(57,666)	(134,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,380)	(45,048)
Proceeds from dispositions of assets	4,446	1,669
Other	(58)	(1,366)
Net cash used in investing activities of continuing operations	(36,992)	(44,745)
Net cash provided by investing activities of discontinued operations	1,486	20,864
Net cash used in investing activities	(35,506)	(23,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	500,000	2,050
Proceeds from borrowings under revolving credit line	1,569,088	1,338,446
Repayments of borrowings under revolving credit line	(1,339,100)	(1,100,746)
Repayments of long-term debt and finance leases	(614,010)	(83,510)
Proceeds from the issuance of common stock and exercise of stock options	71	1,735
Payment of employee restricted stock tax withholdings	(8,879)	(819)
Payments for debt issuance costs	(10,582)	—
Distributions to noncontrolling interests	(1,159)	(1,060)
Repayments of other loans	(164)	—
Net provided by financing activities	95,265	156,096
EFFECT OF EXCHANGE RATE CHANGES ON CASH	56	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,149	(2,664)
Cash and cash equivalents, at beginning of period	47,070	45,267
Cash and cash equivalents at end of period	49,219	42,603
Less: cash and cash equivalents of discontinued operations	(173)	(726)
Cash and cash equivalents	$49,046	$41,877
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,120	$49,296
Cash payments (refunds) for federal and state income taxes, net	5,728	(28,874)
Leased assets obtained in exchange for new operating lease liabilities	70,833	37,020
Leased assets obtained in exchange for new finance lease liabilities	346	—
Capital expenditures included in accounts payable	$21,399	$33,605
 See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, ”us”, “UNFI”, or “our”) is a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarters of fiscal 2021 and 2020 relate to the 13-week fiscal quarters ended October 31, 2020 and November 2, 2019, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated, references to the Condensed Consolidated Statements of Operations, the Condensed Consolidated Balance Sheets and the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 16—Discontinued Operations for additional information about the Company’s discontinued operations.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2020 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Company’s Annual Report.

Discontinued Operations

In the fourth quarter of fiscal 2020, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations excluding five Shoppers locations that are held for sale (collectively “Retail”). As a result, the Company revised its Condensed Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in these Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods. Retail was acquired as part of the SUPERVALU INC. (“Supervalu”) acquisition in the first quarter of fiscal 2019 on October 22, 2018.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of October 31, 2020 and August 1, 2020, the Company had net book overdrafts of $275.8 million and $267.8 million, respectively.

Reclassifications

Within the Condensed Consolidated Statements of Cash Flows certain immaterial amounts have been reclassified to conform with current year presentation: prior year amounts for Proceeds from disposal of investments have been combined into a line titled Proceeds from dispositions of assets; and prior year amounts for Payments for long-term investment and Payment of company owned life insurance premiums have been combined into a line titled Other. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each fiscal year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $49.9 million and $43.3 million at October 31, 2020 and August 1, 2020, respectively.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016‐13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018‐19, ASU 2019‐04, ASU 2019‐05, and ASU 2019‐11 (collectively, “Topic 326”). Topic 326 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities are required to use a new forward‐looking expected loss model that replaces the previous incurred loss model and generally results in earlier recognition of credit losses. The Company adopted this standard in the first quarter of fiscal 2021 on August 2, 2020, the effective and initial application date, using a modified‐retrospective basis as required by the standard by means of a cumulative‐effect adjustment to the opening balance of Retained earnings in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. The difference between reserves and allowances recorded under the former incurred loss model and the amount determined under the current expected loss model, net of the deferred tax impact, was recorded as an adjustment to Retained earnings. Adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities were adopted by the Company in the first quarter of fiscal 2020, with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges. The remaining amendments within ASU 2019-04 were adopted in the first quarter of fiscal 2021 with the adoption of Topic 326. Adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises as authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this standard on a prospective basis in the first quarter of fiscal 2021. The Company expects to incur immaterial implementation costs in fiscal 2021. Under this standard, the Company is required to defer these costs and recognize these costs as a service expense over future periods. Adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14,Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company adopted this guidance in the first quarter of fiscal 2021. The provisions of the new standard do not have any effect on the Company’s interim financial statements but will require additional disclosures in its annual consolidated financial statements.

Recently Issued Accounting Pronouncements

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

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenues

The Company records revenue to six customer channels, which are described below:

•Chains, which consists of customer accounts that typically have more than 10 operating stores and exclude stores included within the Supernatural and Other channels defined below;
•Independent retailers, which include smaller size accounts and include single store and multiple store locations, but are not classified within Chains above or Other discussed below;
•Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of Whole Foods Market;
•Retail, which includes our Retail segment, including the Cub Foods business and the majority of the remaining Shoppers locations, excluding five Shoppers locations that are held for sale; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.
•Eliminations, which primarily includes the elimination of Wholesale sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

The following tables detail the Company’s net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	October 31, 2020
Customer Channel	Wholesale	Retail	Other	Eliminations	Consolidated
Chains	$3,020	$—	$—	$—	$3,020
Independent retailers	1,672	—	—	—	1,672
Supernatural	1,214	—	—	—	1,214
Retail	—	595	—	—	595
Other	525	—	56	—	581
Eliminations	—	—	—	(409)	(409)
Total	$6,431	$595	$56	$(409)	$6,673

	Net Sales for the 13-Week Period Ended
(in millions)	November 2, 2019(1)
Customer Channel	Wholesale	Retail	Other	Eliminations	Consolidated
Chains	$2,875	$—	$—	$—	$2,875
Independent retailers	1,557	—	—	—	1,557
Supernatural	1,111	—	—	—	1,111
Retail	—	515	—	—	515
Other	525	—	65	—	590
Eliminations	—	—	—	(351)	(351)
Total	$6,068	$515	$65	$(351)	$6,297
(1)In first quarter of fiscal 2021, the presentation of net sales by customer channel has been recast to present the Chains and Other channel exclusive of the intercompany eliminations and present total eliminations as a separate sales channel. There was no impact to the Condensed Consolidated Statements of Operations. UNFI believes this new basis better reflects its channel presentation, as it further aligns with segment presentation and how sales channel information would appear following disposition of Retail, assuming all banners retain a supply agreement. In addition, during the fourth quarter of fiscal 2020, the presentation of net sales by customer channel was recast to be presented on a basis consistent with customer size. International customers other than Canada, and alternative format sales continue to be classified within Other. The main effect of the change was to re-categorize the former Supermarkets and Independents channels, previously classified by the majority of product carried by those customers between conventional and natural products, respectively, to classify those stores by the number of customer locations we supply. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. We believe this new basis better reflects the nature and economic risks of cash flows from customers.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $14.4 million and $56.0 million in the first quarters of fiscal 2021 and 2020, respectively.

Contract Balances

Accounts and notes receivable are as follows:

(in thousands)	October 31, 2020	August 1, 2020
Customer accounts receivable	$1,207,609	$1,156,694
Allowance for uncollectible receivables	(57,987)	(55,928)
Other receivables, net	16,324	19,433
Accounts receivable, net	$1,165,946	$1,120,199

Customer notes receivable, net, included within Prepaid expenses and other current assets	$45,264	$49,268
Long-term notes receivable, net, included within Other assets	$19,497	$25,800

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019
2019 SUPERVALU INC. restructuring expenses	$—	$1,837
Restructuring and integration costs	14,760	9,294
Closed property charges and costs	1,668	3,541
Total	$16,428	$14,672

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The Company has 5 goodwill reporting units: two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale); one separate Retail operating and reportable segment and two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments. The Canada Wholesale operating segment, which is aggregated with U.S. Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria.

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 1, 2020	$9,747	(1)	$9,860	(2)	$19,607
Change in foreign exchange rates	64		—		64
Goodwill as of October 31, 2020	$9,811	(1)	$9,860	(2)	$19,671
(1)Amounts are net of accumulated goodwill impairment charges of $716.5 million as of August 1, 2020 and October 31, 2020.
(2)Amounts are net of accumulated goodwill impairment charges of $9.6 million as of August 1, 2020 and October 31, 2020.

Identifiable intangible assets consisted of the following:

	October 31, 2020			August 1, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007,195	$188,006	$819,189	$1,007,118	$172,832	$834,286
Pharmacy prescription files	32,900	9,422	23,478	32,900	7,964	24,936
Non-compete agreements	12,900	12,786	114	12,900	11,500	1,400
Operating lease intangibles	8,193	4,420	3,773	8,193	4,020	4,173
Trademarks and tradenames	83,700	39,486	44,214	83,700	34,708	48,992
Total amortizing intangible assets	1,144,888	254,120	890,768	1,144,811	231,024	913,787
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,200,701	$254,120	$946,581	$1,200,624	$231,024	$969,600
Amortization expense was $23.0 million and $22.1 million for the first quarters of fiscal 2021 and 2020, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of October 31, 2020 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2021	$55,173
2022	72,170
2023	71,950
2024	72,412
2025	70,305
2026 and thereafter	548,758
$890,768

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at October 31, 2020
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$70	$—
Mutual funds	Other assets	$1,635	$—	$—

Liabilities:
Foreign currency derivatives not designated as hedging instruments	Accrued expenses and other current liabilities	$—	$15	$—
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$699	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$311	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$37,526	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$73,714	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 1, 2020
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$26	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$36	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$94	$—
Fuel derivatives designated as hedging instruments	Other assets	$—	$23	$—
Mutual funds	Other assets	$1,678	$—	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$197	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$357	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$46,743	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$91,994	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of October 31, 2020, a 100 basis point increase in forward LIBOR interest rates would decrease the fair value of the interest rate swap liabilities by approximately $44.3 million; a 100 basis point decrease in forward LIBOR interest rates would increase the fair value of the interest rate swap liabilities by approximately $46.1 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	October 31, 2020		August 1, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$74,581	$75,627	$77,598	$78,877
Long-term debt, including current portion	$2,633,400	$2,688,668	$2,497,626	$2,535,851

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at October 31, 2020. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of October 31, 2020, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Outstanding Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
March 21, 2019	April 15, 2022	100.0	2.3645%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2022	100.0	2.2170%	One-Month LIBOR	Monthly
June 28, 2019	June 30, 2022	50.0	2.1840%	One-Month LIBOR	Monthly
August 3, 2015(1)	August 15, 2022	36.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$1,486.0
(1)The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.
(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In the first quarter of fiscal 2021, in conjunction with the $500.0 million fixed senior unsecured notes offering described below in Note 8—Long-Term Debt, the Company paid $11.3 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504.0 million and certain forward starting interest rate swaps with a notional amount of $450.0 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap termination and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses resulting from the early termination and novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive income and into to Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. Cash payments resulting from the termination and novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Income and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	October 31, 2020	November 2, 2019
(In thousands)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$69,133	$49,709
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into income	$(12,036)	$(2,370)

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at October 31, 2020	Fiscal Maturity Year	October 31, 2020	August 1, 2020
Term Loan Facility	4.40%	2026	$1,165,000	$1,773,000
ABL Credit Facility	1.60%	2024	986,700	756,712
Senior Notes	6.75%	2029	500,000	—
Other secured loans	5.19%	2024-2025	46,138	49,268
Debt issuance costs, net			(42,122)	(45,846)
Original issue discount on debt			(22,316)	(35,508)
Long-term debt, including current portion			2,633,400	2,497,626
Less: current portion of long-term debt			(12,813)	(70,632)
Long-term debt			$2,620,587	$2,426,994

Refinancing Activities

During the first quarter of fiscal 2021, the Company repaid $500.0 million of outstanding borrowings under the Term Loan Facility (defined below) funded primarily by the net proceeds from the issuance of new eight-year senior unsecured notes (as described below). This refinancing transaction extended the maturity of a significant portion of the Company’s outstanding debt by approximately three years. Also during the quarter, the Company made $108.0 million of additional repayments under the Term Loan Facility, including $72.0 million related to the material cash flow generation in fiscal 2020, as required under the Term Loan Agreement (as described below) and a voluntary prepayment of $36.0 million with incremental borrowings under the ABL Credit Facility (as described below). The Company also executed a third amendment to the ABL Loan Agreement (as described below) during the first quarter of fiscal 2021, which added certain assets to the Borrowing Base (defined below) and increased the Company’s capacity to issue letters of credit under the facility, in addition to other administrative changes. The amendment did not change the aggregate amount or maturity date of the ABL Credit Facility. In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs and a loss on unamortized original issue discount of $12.0 million and $11.8 million, respectively, which were recorded within Interest expense, net in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2021.

Senior Notes

On October 22, 2020, the Company issued $500.0 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility. The net proceeds from the offering of the Senior Notes, together with borrowings under the ABL Credit Facility (defined below), were used to repay $500.0 million of the amounts outstanding under the Term B Tranche of the Term Loan Facility (defined below) and for the payment of all financing costs related to the offering of the Senior Notes. Financing costs of approximately $9.0 million were paid and capitalized in the first quarter ending October 31, 2020.

The Senior Notes contain covenants customary for debt securities of this type that limit the ability of the Company and its restricted subsidiaries to, among other things, incur debt, declare or pay dividends or make other distributions to stockholders of the Company, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. The Company is in compliance with all such covenants for all periods presented.

ABL Credit Facility

On August 30, 2018, the Company entered into a loan agreement (as amended from time to time, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders, and the other parties thereto.

On August 14, 2020, the Company entered into the Third Amendment to Loan Agreement, which provides for, among other things, (i) the addition of certain perishable inventory to the calculation of the Borrowing Base (as defined in the ABL Loan Agreement), (ii) the addition of income attributable to the business associated with the Cub Foods banner and the Shoppers banner accounted for within discontinued operations (if any) to the definition of Consolidated Net Income (as defined in the ABL Loan Agreement), (iii) an increase of the sublimit of availability for letters of credit to $300 million which includes an increased further sublimit for the Canadian Borrower of $25 million, and (iv) other administrative changes.

The ABL Loan Agreement provides for a secured asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $300.0 million sublimit of availability for letters of credit of which there is a further $25.0 million sublimit for the Canadian Borrower and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility.

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

As of October 31, 2020, the U.S. Borrowers’ Borrowing Base, net of $231.9 million of reserves, was $2,185.8 million, which is above the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of October 31, 2020, the Canadian Borrower’s Borrowing Base, net of $4.1 million of reserves, was $42.2 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,092.2 million for ABL Loans and letters of credit under the ABL Credit Facility. As of October 31, 2020, the U.S. Borrowers had $986.7 million of ABL Loans outstanding, which are presented net of debt issuance costs of $10.6 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets, and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility. As of October 31, 2020, the U.S. Borrowers had $97.2 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,008.3 million as of October 31, 2020.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin or (ii) a LIBOR rate and an applicable margin. As of October 31, 2020, the applicable margin for base rate loans was 0.25% and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of October 31, 2020, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the prior fiscal quarter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of October 31, 2020, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	October 31, 2020	August 1, 2020
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,476,391	$2,270,892
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,123,306	$1,077,682
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets as of October 31, 2020 and August 1, 2020.

Unused credit and fees under the ABL Credit Facility (in thousands, except percentages):	October 31, 2020
Outstanding letters of credit	$97,207
Letter of credit fees	1.375%
Unused credit	$1,008,288
Unused facility fees	0.25%

The ABL Loan Agreement contains other customary affirmative and negative covenants and customary representations and warranties that must be accurate in order for the Borrowers to borrow under the ABL Credit Facility. The ABL Loan Agreement also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required to immediately repay all amounts outstanding under the ABL Loan Agreement.

Term Loan Facility

On the Supervalu acquisition date (“Closing Date”), the Company entered into a new term loan agreement (the “Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Term Lenders”), Goldman Sachs Bank USA, as administrative agent for the Lenders, and the other parties thereto. The Term Loan Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,950.0 million, consisting of a $1,800.0 million seven-year tranche (the “Term B Tranche”) and a $150.0 million 364-day tranche (the “364-day Tranche” and, together with the Term B Tranche, collectively, the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility was used to finance the Supervalu acquisition and related transaction costs.

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that, if on or prior to December 31, 2024, that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the Closing Date, then the loans under the Term B Tranche will be payable in full on December 31, 2024.

In the first quarter ending October 31, 2020, the Company made prepayments on the Term B Tranche of $608.0 million as described above.

Subsequent to the end of the first quarter of fiscal 2021, the Company made a voluntary prepayment of $150.0 million on the Term Loan funded with incremental borrowings under the ABL Credit Facility that reduces its interest costs. This prepayment will count towards any requirement from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2021, which would be due in fiscal 2022. In the second quarter of fiscal 2021, the Company expects to record an accelerated charge related to deferred financing fees and original issue discounts based on the proportionate payment amount to the Term Loan Facility balance.
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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of October 31, 2020, there was $594.9 million of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and Other current assets in the Condensed Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. Based on the Company’s Excess Cash Flow in fiscal 2020, a $72.0 million prepayment was required and paid in the quarter ending October 31, 2020. The potential amount of prepayment from Excess Cash Flow in fiscal 2021 that may be required in fiscal 2022 is not reasonably estimable as of October 31, 2020.

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

The Term Loan Agreement does not include any financial maintenance covenants but contains other customary affirmative and negative covenants and customary representations and warranties. The Term Loan Agreement also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Facility to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Term Borrowers may be required to immediately repay all amounts outstanding under the Term Loan Agreement.

As of October 31, 2020, the Company had borrowings of $1,165.0 million outstanding under the Term B Tranche, which are presented net of debt issuance costs of $22.5 million and an original issue discount on debt of $22.1 million. As of October 31, 2020, no amount of the Term B Tranche was classified as current.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component net of tax for the first quarter of fiscal 2021 are as follows:

(in thousands)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(67)	$(115,296)	$(21,419)	$(101,164)	$(237,946)
Other comprehensive (loss) gain before reclassifications	(557)	—	405	3,652	3,500
Reclassification of amounts included in net periodic benefit income	—	(206)	—	—	(206)
Reclassification of cash flow hedges	124	—	—	8,806	8,930
Net current period Other comprehensive (loss) income	(433)	(206)	405	12,458	12,224
Accumulated other comprehensive loss at October 31, 2020	$(500)	$(115,502)	$(21,014)	$(88,706)	$(225,722)

Changes in Accumulated other comprehensive loss by component net of tax for the first quarter of fiscal 2020 are as follows:

(in thousands)	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive income (loss) before reclassifications	—	371	(5,623)	(5,252)
Reclassification of amounts included in net periodic benefit income	572	—	—	572
Reclassification of cash flow hedge	—	—	1,942	1,942
Net current period Other comprehensive income (loss)	572	371	(3,681)	(2,738)
Accumulated other comprehensive loss at November 2, 2019	$(31,886)	$(19,711)	$(60,094)	$(111,691)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	October 31, 2020	November 2, 2019
Pension and postretirement benefit plan obligations:
Reclassification of amounts included in net periodic benefit income(1)	$(309)	$774	Net periodic benefit income, excluding service cost
Income tax expense (benefit)	103	(202)	Benefit for income taxes
Total reclassifications, net of tax	$(206)	$572

Swap agreements:
Reclassification of cash flow hedge	$12,036	$2,370	Interest expense, net
Income tax expense (benefit)	(3,230)	(428)	Benefit for income taxes
Total reclassifications, net of tax	$8,806	$1,942

Other cash flow hedges:
Reclassification of cash flow hedge	$169	$—	Cost of sales
Income tax expense (benefit)	(45)	—	Benefit for income taxes
Total reclassifications, net of tax	$124	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service benefit and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of October 31, 2020, the Company expects to reclassify $45.2 million out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In the first quarter of fiscal 2021, the Company granted restricted stock units and performance share units to its directors, executive officers, and certain employees representing a right to receive an aggregate of 2.6 million. As of October 31, 2020, there were 113 thousand shares available for issuance under the 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$12	$14
Interest cost	9,164	16,690	103	236
Expected return on plan assets	(25,965)	(27,482)	(26)	(54)
Amortization of prior service credit	—	—	(350)	(350)
Amortization of net actuarial loss (gain)	356	3	(315)	(427)
Net periodic benefit income	$(16,445)	$(10,789)	$(576)	$(581)

Contributions to benefit plans	$(375)	$(4,100)	$(950)	$(100)

Pension Contributions

No minimum pension contributions are required to be made under either the SUPERVALU Inc. Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2021. The Company expects to contribute approximately $5.3 million to its other non-qualified pension plans and postretirement benefit plans in fiscal 2021.

Multiemployer Pension Plans

The Company contributed $11.9 million and $13.5 million in the first quarters of fiscal 2021 and 2020, respectively, to continuing and discontinued operations multiemployer pension plans.

NOTE 12—INCOME TAXES

The effective income tax rate for continuing operations was a benefit of 50.5% compared to a benefit of 14.7% on pre-tax income for the first quarter of fiscal 2021 and 2020, respectively. The change in the effective income tax rate for the first quarter of fiscal 2021 was primarily driven by a discrete tax benefit in the first quarter of fiscal 2021 related to employee stock awards compared to a discrete tax expense for this item in the first quarter of fiscal 2020. In addition, the first quarter of fiscal 2020 was impacted by a goodwill impairment charge. The tax provision included $0.5 million and $64.2 million of discrete tax benefit for the first quarter of fiscal 2021 and fiscal 2020, respectively.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended
(in thousands, except per share data)	October 31, 2020	November 2, 2019
Basic weighted average shares outstanding	55,171	53,213
Net effect of dilutive stock awards based upon the treasury stock method	—	—
Diluted weighted average shares outstanding	55,171	53,213

Basic (loss) earnings per share:
Continuing operations	$(0.04)	$(7.29)
Discontinued operations	$0.02	$0.08
Basic loss per share	$(0.02)	$(7.21)
Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$(7.29)
Discontinued operations(1)	$0.02	$0.08
Diluted loss per share	$(0.02)	$(7.21)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	5,247	8,272
(1)The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards, of approximately 3.95 million and 63 thousand for the first quarters of fiscal 2021 and 2020, respectively.

NOTE 14—BUSINESS SEGMENTS

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

The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce and conventional grocery and non-food products, and providing retail services in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business.

Segment earnings include revenues and costs attributable to each of the respective business segments and allocated corporate overhead, based on the segment’s estimated consumption of corporately managed resources. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. Non-operating expenses that are not allocated to the operating segments are included in the Other segment. In the fourth quarter of fiscal 2020, the Company updated its segment profit measure to Adjusted EBITDA. Prior period amounts have been recast to reflect this change in segment profit measure.

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to Loss from continuing operations before income taxes:

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019
Net sales:
Wholesale(1)	$6,431,283	$6,067,307
Retail	594,911	515,226
Other	55,612	65,079
Eliminations	(409,199)	(351,000)
Total Net sales	$6,672,607	$6,296,612
Continuing Operations Adjusted EBITDA:
Wholesale	$122,961	$106,312
Retail	24,282	10,562
Other	4,150	(1,597)
Eliminations	5,724	1,159
Adjustments:
Net income attributable to noncontrolling interests	1,367	519
Total other expense, net	(51,302)	(37,925)
Depreciation and amortization	(77,189)	(75,141)
Share-based compensation	(14,149)	(3,925)
Restructuring, acquisition and integration related expenses	(16,428)	(14,672)
Goodwill and asset impairment charges	—	(425,405)
Gain on sale of assets	230	90
Notes receivable charges	—	(12,516)
Legal reserve charge	—	(1,850)
Other retail expense	(1,609)	—
Loss from continuing operations before income taxes	$(1,963)	$(454,389)
Depreciation and amortization:
Wholesale	$67,821	$67,993
Retail	7,388	1,458
Other	1,980	5,690
Total depreciation and amortization	$77,189	$75,141
Capital expenditures:
Wholesale	$37,991	$42,259
Retail	3,201	2,676
Other	188	113
Total capital expenditures	$41,380	$45,048
(1)As presented in Note 3—Revenue Recognition, for the first quarters of fiscal 2021 and 2020, the Company recorded $357.6 million and $297.7 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. Refer to Note 3—Revenue Recognition for additional information regarding Wholesale sales to discontinued operations.

Total assets of continuing operations by reportable segment were as follows:

(in thousands)	October 31, 2020	August 1, 2020
Assets:
Wholesale	$6,758,322	$6,588,836
Retail	553,198	542,470
Other	516,952	501,468
Eliminations	(52,969)	(54,784)
Total assets of continuing operations	$7,775,503	$7,577,990

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 31, 2020. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of October 31, 2020, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $31.3 million ($26.2 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, a total estimated loss of $1.0 million is recorded in the Condensed Consolidated Balance Sheets.

The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. For leases that have been assigned, the Company has recorded the associated right of use operating lease assets and obligations within the Condensed Consolidated Balance Sheets. No associated lessor receivables are reflected on the Condensed Consolidated Balance Sheets; however, the Company expects its assignees to make lease payments to its landlords. For the Company’s lease guarantee arrangements, no amounts have been recorded within the Condensed Consolidated Balance Sheets as the fair value has been determined to be de minimis.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot with various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of October 31, 2020, the Company had approximately $203 million of non-cancelable future purchase obligations.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 42 suits pending in the United States District Court for the Northern District of Ohio where over 1,800 cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. UNFI is vigorously defending these matters, which it believes are without merit.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020 the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response.

In November 2018, a putative nationwide class action was filed in Rhode Island state court, which the Company removed to U.S. District Court for the District of Rhode Island. In North Country Store v. United Natural Foods, Inc., plaintiff asserts that the Company made false representations about the nature of fuel surcharges charged to customers and asserts claims for alleged violations of Connecticut’s Unfair Trade Practices Act, breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing arising out of the Company’s fuel surcharge practices. On March 5, 2019, the Company answered the complaint denying the allegations. At a court-ordered mediation on October 15, 2019, the Company reached an agreement, which is immaterial in amount, to avoid costs and uncertainty of litigation. On August 10, 2020, the Court granted final approval of the settlement, and this matter is now closed.

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution, such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law; pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations; supplier, customer and service provider contract terms and claims, including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of October 31, 2020, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—DISCONTINUED OPERATIONS

In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Since the acquisition, the Company sold Hornbacher’s, and sold and exited the retail operations of certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As discussed further in Note 1—Significant Accounting Policies, in the fourth quarter of fiscal 2020, the Company determined Retail no longer qualified for held for sale presentation and the results of operations, financial position and cash flows of Retail have been revised in order to present Retail within continuing operations. Subsequent to the presentation changes in the fourth quarter of fiscal 2020, discontinued operations contains the historical results of operations, financial position and cash flows of Hornbacher’s, certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As of October 31, 2020, only five Shoppers locations are contained in remaining disposal groups that continue to be classified as operations held for sale as discontinued operations.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended
(In thousands)	October 31, 2020	November 2, 2019
Net sales	$24,816	$95,595
Cost of sales	16,772	65,086
Gross profit	8,044	30,509
Operating expenses	6,231	25,076
Restructuring expenses and charges	(9)	175
Operating income	1,822	5,258
Other expense (income), net	—	(61)
Income from discontinued operations before income taxes	1,822	5,319
Income tax provision	526	1,293
Income from discontinued operations, net of tax	$1,296	$4,026
No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $14.4 million and $56.0 million in the first quarters of fiscal 2021 and 2020, respectively.

The carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below.

(In thousands)	October 31, 2020	August 1, 2020
Current assets
Cash and cash equivalents	$173	$119
Receivables, net	532	350
Inventories	4,348	4,233
Other current assets	634	365
Total current assets of discontinued operations	5,687	5,067
Long-term assets
Property and equipment	1,965	3,450
Other assets	442	465
Total long-term assets of discontinued operations	2,407	3,915
Total assets of discontinued operations	$8,094	$8,982

Current liabilities
Accounts payable	$3,505	$3,613
Accrued compensation and benefits	2,744	4,501
Other current liabilities	3,640	3,324
Total current liabilities of discontinued operations	9,889	11,438
Long-term liabilities
Other long-term liabilities	15	1,738
Total liabilities of discontinued operations	9,904	13,176
Net liabilities of discontinued operations	$(1,810)	$(4,194)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•the impact and duration of the COVID-19 outbreak;
•our dependence on principal customers;
•our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;
•our ability to realize anticipated benefits of our acquisitions and dispositions, in particular, our acquisition of SUPERVALU INC. (“Supervalu”);
•our reliance on the continued growth in sales of our higher margin natural and organic foods and non-food products in comparison to lower margin conventional grocery products;
•increased competition in our industry as a result of increased distribution of natural, organic and specialty products, and direct distribution of those products by large retailers and online distributors;
•the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of our retail operations will exceed our current expectations;
•increased competition as a result of continuing consolidation of retailers in the natural product industry and the growth of supernatural chains;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•union-organizing activities that could cause labor relations difficulties and increased costs;
•our ability to operate, and rely on third-parties to operate, reliable and secure technology systems;
•the relatively low margins of our business;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company and to achieve efficiencies and cost savings from these efforts;
•the potential for additional asset impairment charges;
•our sensitivity to inflationary and deflationary pressures;
•the potential for disruptions in our supply chain or our distribution capabilities by circumstances beyond our control, including a health epidemic;
•the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;
•volatility in fuel costs;
•volatility in foreign exchange rates; and
•our ability to identify and successfully complete asset or business acquisitions.

You should carefully review the risks described under “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended August 1, 2020 as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

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

Growth Drivers

A key component of our business and growth strategy has been to acquire wholesalers differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to continue to deliver significant synergies and accelerate potential growth. We believe the Supervalu acquisition allowed us to better serve our wholesale customers’ needs and compete in the current environment by providing additional warehouse and transportation capacity, and enabled us to provide a broader array of products to our customers. As one of the largest wholesale grocery distributors in North America, and in light of the continued expansion of our distribution network and “build out the store” strategy, we believe we are well positioned to leverage our infrastructure in the current economic and social environment to continue to serve our customers and the communities in which we operate, and are actively pursuing new customers.

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce and conventional grocery and non-food products, including our Private Brands. We also believe we have an opportunity to sell additional services to our customers to help them more efficiently operate their business while leveraging the infrastructure investments we’ve made. Services often sold to our customers include coupon processing, consumer marketing, retail technology and payments and consumer services. We have realized and expect to continue to realize significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure and eliminating redundant administrative costs.

We expect the benefits of our significant scale, product and service offerings and nationwide footprint to attract new customers, such as Key Food Stores co-operative, Inc. (“Key Food”). On October 6, 2020, we announced UNFI had been selected as the primary grocery wholesaler by Key Food, a Co-Operative of 315 member-owned and corporate grocery stores located in the Northeast and Florida. UNFI’s supply agreement with Key Food has a term of 10 years with expected sales over that time period of approximately $10 billion.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025.

We currently operate 72 Retail grocery stores acquired in the Supervalu acquisition. We intend to maximize the value of these assets while, over time, thoughtfully and economically divesting these stores. However, we no longer expect to divest Retail within one year and, as a result, beginning in the fourth quarter of fiscal 2020, prior period information in our Condensed Consolidated Financial Statements included in this Quarterly Report has been revised to reclassify Retail from discontinued operations to continuing operations from information previously presented in its Quarterly Reports. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods has benefited the Company; however, consumer spending in the food-away-from-home industry had increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. In fiscal 2020, the COVID-19 pandemic caused a significant increase in food-at-home expenditures as a percentage of total food expenditures. We expect that food-at-home expenditures as a percentage of total food expenditures will remain higher than recent years until consumer behaviors return to pre-pandemic patterns. We believe that changes in work being done outside of the traditional office setting will contribute to more food being consumed at home. Many large corporations have announced long-term or permanent changes that allow their workforce to work from home. In addition, the elevated levels of unemployment and underemployment due to the pandemic are expected to persist for some time and even after the near-term impact of COVID-19 has passed. In general, economic recessions usually result in higher food-at home expenditures, which would be expected to continue to benefit our customers and result in higher sales. The COVID-19 pandemic also drove significant growth in e-commerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our EasyOptions, a business-verified buyer’s site for retailers, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey e-commerce platform.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment. We seek to obtain security interests and other credit support in connection with the financial accommodations we extend these customers; however, we may incur additional credit or inventory charges related to our customers, as we expect the competitive environment to continue to lead to financial stress on some customers. The magnitude of these risks increases as the size of our Wholesale customers increases.

COVID-19 Impact

Beginning in the third quarter of fiscal 2020, we took actions to respond to the pandemic, support our associates’ safety and well-being and maximize our logistics network to serve the communities we supply. In fiscal 2020, and continuing into fiscal 2021, we experienced a year-over-year increase in sales and gross profit due to higher Wholesale customer purchases driven by higher food-at-home expenditures, as a result of the economic and social responses to the COVID-19 pandemic. We have been able to leverage fixed operating and administrative expenses, which were partially offset by incremental costs related to COVID-19, including additional costs for safety protocols and procedures at our distribution centers and retail stores. Our business model allows us to leverage sales increases, and provided growth in operating earnings margin, as we leveraged the fixed and variable costs of our supply chain network and administrative expenses. Despite incremental labor and operating costs, additional volume experienced by our distribution network and retail stores drove higher leverage on fixed facility costs, semi-variable costs and general and administrative expenses.

We expect to continue to benefit from sales and margin growth as compared to historical periods while food-at-home expenditures as a percentage of total food expenditures remains higher than recent historical precedent, and higher on a year-over-year basis. Trends in increased sales and gross margin benefits have lessened since the initial onset of the COVID-19 pandemic. In addition, as discussed below in the section “Impact of Inflation or Deflation” and above in the section “Other Factors Affecting our Business,” we could also be affected by changes in product mix and product category inflation changes, especially if customers change their purchasing habits as a result of sustained downturns in the U.S. and Canadian economies. The ultimate impact on our results is dependent upon the severity and duration of the COVID-19 pandemic and any economic downturn, food-at-home purchasing levels and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain and rapidly changing. Any of these disruptions could adversely impact our business and results of operations. Considerable uncertainty remains regarding the future impact of the COVID-19 pandemic on our business, which is discussed further in Part I. Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended August 1, 2020.

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we completed the consolidation of the volume of five distribution centers and their related supporting off-site storage facilities into two distribution centers during fiscal 2020. We expect to achieve synergies and cost savings through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. We also expect that the optimization of the Pacific Northwest distribution network will help deliver meaningful synergies contemplated in the Supervalu acquisition. We expanded the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. The Ridgefield distribution center will deploy a warehouse automation solution that supports our slow-moving SKU portfolio. The operational start-up of the Centralia, WA distribution center began in the fourth quarter of fiscal 2019 and was completed in the fourth quarter of fiscal 2020. We ceased operations in our Tacoma, WA, Auburn, WA, Auburn, CA and Milwaukie, OR (Portland) distribution centers and have transitioned to supplying customers served by these locations to our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. In order to maintain service levels of these higher volume pacific northwest distribution centers, we incurred incremental operating costs in the first quarter of fiscal 2021 that we believe temporarily reduced the realization of synergy benefits from this network consolidation.

To support our continued growth on the East coast, we entered into a new lease agreement that has not yet commenced for an approximately 1.3 million square foot facility that is currently under construction. We expect to recognize a lease liability for this distribution center when we begin making our tenant improvements in fiscal 2021. We expect to begin distribution out of this facility in the second half of calendar 2021.

To support our continued growth within southern California, we began operating a newly leased facility with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option to acquire the real property of this distribution center, agreeing to pay approximately $151.9 million for the facility, subject to finalization. We expect to engage a real estate partner to monetize the real property of this location, including through a sale-leaseback transaction that would ultimately reduce rents paid for this property compared to current levels, which we expect would occur on or before June 2022.

We continue to evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Distribution Center Sales

Subsequent to the end of the first quarter of fiscal 2021, we received $35.1 million from the collection of a short-term note receivable, representing the remaining proceeds related to the fiscal 2020 sale of a distribution center. As we consolidate our distribution network, we may sell additional owned facilities or exit leased facilities.

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

Divestiture of Retail Operations

We have announced our intention to thoughtfully and economically divest our retail businesses acquired as part of the Supervalu acquisition in an efficient and economic manner in order to focus on our core wholesale distribution business. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations, collectively referred to as the Retail segment. The Retail segment excludes retail banners and stores previously sold or closed. We reviewed our reportable segments and determined we were required to report Retail as a separate segment. As a result, we revised our Condensed Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

The revision of our Condensed Consolidated Statements of Operations to present Retail within continuing operations resulted in an increase in our consolidated net sales, gross profit and operating expenses, and an increase in consolidated gross profit as a percentage of net sales, which was partially offset by an increase in operating expenses as a percent of net sales. In order to present Retail’s results of operations within continuing operations, Wholesale sales to Retail have been eliminated upon consolidation. The Wholesale segment’s net sales to discontinued operations retail stores are eliminated within the Wholesale segment.

Our strategy remains unchanged and we expect to divest all of our Retail operation in the future. As part of that process we plan to maximize value as part of the divestiture process, including limiting liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some of these retail operations, but some reductions in supply volume may result from the divestiture of certain of these retail operations. Actions associated with retail divestitures and adjustments to our core cost structure for our wholesale food distribution business are expected to result in headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of the first quarter of fiscal 2021 include five Shoppers stores, and for historical periods, results of discontinued operations include the Hornbacher’s and Shop ‘n Save and Shop ‘n Save East retail banners, which were divested in fiscal 2019, and Shoppers stores that were sold or closed in fiscal 2020. In addition, cash flows from discontinued operations include real estate sales related to those historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the Supervalu acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to that date, we reviewed the fair value, less cost to sell, of these disposal groups.

We may incur additional costs and charges in the future related to the divestiture of Retail if these locations are subsequently sold, indicators exist that the business may be impaired, or if we incur employee-related charges or wind-down costs.

Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC, the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. During fiscal 2021, we expect to earn less than $20 million under this agreement. We expect that services provided under the Services Agreement will wind down at or near the end of the initial term. At that time, we would lose the revenue associated with this agreement, and if we are not able to eliminate fixed or variable costs associated with servicing this agreement concurrent with the decline in revenue, we would incur a decrease in operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the first quarter of fiscal 2021. In the aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation of less than one percent in the first quarter of fiscal 2021. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

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

Restructuring, acquisition and integration expenses

Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, change-in-control related charges, facility closure asset impairment charges and costs, stock-based compensation acceleration charges, and acquisition and integration expenses. Integration expenses include incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the presentation of Retail within continuing operations discussed in Note 1—Significant Accounting Policies in Part II, Item 8 of the Annual Report on Form 10-K.

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019	Change
Net sales	$6,672,607	$6,296,612	$375,995
Cost of sales	5,706,108	5,389,401	316,707
Gross profit	966,499	907,211	59,288
Operating expenses	900,962	883,688	17,274
Goodwill and asset impairment charges	—	425,405	(425,405)
Restructuring, acquisition and integration related expenses	16,428	14,672	1,756
Gain on sale of assets	(230)	(90)	(140)
Operating income (loss)	49,339	(416,464)	465,803
Other expense (income):
Net periodic benefit income, excluding service cost	(17,033)	(11,384)	(5,649)
Interest expense, net	69,133	49,709	19,424
Other, net	(798)	(400)	(398)
Total other expense, net	51,302	37,925	13,377
Loss from continuing operations before income taxes	(1,963)	(454,389)	452,426
Benefit for income taxes	(991)	(66,955)	65,964
Net loss from continuing operations	(972)	(387,434)	386,462
Income from discontinued operations, net of tax	1,296	4,026	(2,730)
Net income (loss) including noncontrolling interests	324	(383,408)	383,732
Less net income attributable to noncontrolling interests	(1,367)	(519)	(848)
Net loss attributable to United Natural Foods, Inc.	$(1,043)	$(383,927)	$382,884

Adjusted EBITDA	$158,957	$121,694	$37,263

The following table reconciles Adjusted EBITDA to Net loss from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019
Net loss from continuing operations	$(972)	$(387,434)
Adjustments to continuing operations net loss:
Less net income attributable to noncontrolling interests	(1,367)	(519)
Total other expense, net	51,302	37,925
Benefit for income taxes	(991)	(66,955)
Depreciation and amortization	77,189	75,141
Share-based compensation	14,149	3,925
Goodwill and asset impairment charges(1)	—	425,405
Restructuring, acquisition and integration related expenses(2)	16,428	14,672
Gain on sale of assets	(230)	(90)
Note receivable charges(3)	—	12,516
Legal reserve charge(4)	—	1,850
Other retail expense(5)	1,609	—
Adjusted EBITDA of continuing operations	157,117	116,436
Adjusted EBITDA of discontinued operations(6)	1,840	5,258
Adjusted EBITDA	$158,957	$121,694

Income from discontinued operations, net of tax	$1,296	$4,026
Adjustments to discontinued operations net income:
Total other expense, net	—	(61)
Provision for income taxes	526	1,293
Restructuring, store closure and other charges, net	18	—
Adjusted EBITDA of discontinued operations	$1,840	$5,258
(1)Fiscal 2020 reflects a goodwill impairment charge attributable to a reorganization of our reporting units and a sustained decrease in market capitalization and enterprise value of the Company, resulting in a decline in the estimated fair value of the U.S. Wholesale reporting unit. In addition, this charge includes a goodwill finalization charge attributable to the Supervalu acquisition and an asset impairment charge.
(2)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation post-acquisition. Fiscal 2020 primarily reflects closed property reserve charges and administrative and operational restructuring costs. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.
(4)Reflects a charge to settle a legal proceeding.
(5)Reflects expenses associated with event-specific damages to certain retail stores.
(6)We believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of total performance.

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel was as follows (in millions):

	Net Sales for the 13-Week Period Ended				Increase (Decrease)
Customer Channel(1)	October 31, 2020	% of Net Sales	November 2, 2019	% of Net Sales	$	%
Chains	$3,020	45%	$2,875	46%	$145	5%
Independent retailers	1,672	25%	1,557	25%	115	7%
Supernatural	1,214	18%	1,111	18%	103	9%
Retail	595	9%	515	8%	80	16%
Other	581	9%	590	9%	(9)	(2)%
Eliminations	(409)	(6)%	(351)	(6)%	(58)	17%
Total net sales	$6,673	100%	$6,297	100%	$376	6%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and for information regarding the recast of sales by customer channel to align with the current period presentation.

Our net sales for the first quarter of fiscal 2021 increased approximately 6.0% from the first quarter of fiscal 2020. The increase in net sales was primarily driven by strong customer demand in response to the COVID-19 pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Chains net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Independent retailers net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Supernatural net sales increased primarily due to increased sales related to the COVID-19 pandemic, growth in existing and new product categories, and increased sales to existing and new stores, partially offset by the impact of categories that have been adversely impacted by COVID, such as bulk and ingredients used for prepared foods. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Retail’s net sales increased primarily due to a 15.7% increase in identical store sales from higher average basket sizes related to the COVID-19 pandemic. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores. The increase in Retail sales included the benefit of an approximately 200 percent increase in eCommerce sales at Cub Foods.

Other net sales decreased primarily due to a 41% (or $48 million) decline in sales to food service customers resulting from the lower purchases due to the COVID-19 pandemic, which were partially offset by higher e-commerce sales. We also expect sales to our food service customers in the second quarter of fiscal 2021 to decrease as compared to fiscal 2020 as a result of the COVID-19 pandemic.

Cost of Sales and Gross Profit

Our gross profit increased $59.3 million, or 6.5%, to $966.5 million for the first quarter of fiscal 2021, from $907.2 million for the first quarter of fiscal 2020. Our gross profit as a percentage of net sales increased to 14.48% for the first quarter of fiscal 2021 compared to 14.41% for the first quarter of fiscal 2020. The increase in gross profit dollar growth was primarily driven by higher Wholesale and Retail sales volume. The 7 basis point increase in gross profit rate was driven by an increase from Retail, which contributed approximately 17 basis points to the growth in the consolidated gross margin rate as a result of lower promotional spending and the Retail segment representing a greater percentage of total net sales. Wholesale and the remaining business reduced the growth in the consolidated gross margin rate by approximately 10 basis points driven by lower levels of supplier-related income.

Operating Expenses

Operating expenses increased $17.3 million, or 2.0%, to $901.0 million, or 13.50% of net sales, for the first quarter of fiscal 2021 compared to $883.7 million, or 14.03% of net sales, for the first quarter of fiscal 2020. Operating expenses in the first quarter of fiscal 2020 included $18.0 million of charges and expenses, primarily related to customer notes receivable and surplus property depreciation. The remaining decrease in operating expenses as a percent of net sales was driven by lower administrative costs and leveraging fixed operating expenses over higher net sales, which was partially offset by higher operating costs related to starting up three distribution centers. Total operating expenses also included share-based compensation expense of $14.1 million and $3.9 million for the first quarter of fiscal 2021 and 2020, respectively.

Goodwill and Asset Impairment Charges

A goodwill impairment adjustment of $425.4 million was recorded in the first quarter of fiscal 2020, which was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Supervalu acquisition.

As discussed further in Note 5—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report, we recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale’s reporting unit goodwill.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $16.4 million for the first quarter of fiscal 2021, which included $14.8 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value-creation post-acquisition and $1.7 million of closed property charges and costs. Expenses incurred were $14.7 million for the first quarter of fiscal 2020, which included $9.3 million of integration related costs, including a charge for an off-site storage contract, $3.5 million of closed property reserve charges and costs, and $1.8 million of restructuring costs.

We expect to incur additional costs associated with advisory and integration activities, and distribution center integration costs throughout fiscal 2021 related to our operational restructuring to achieve cost synergies and supply chain efficiencies within continuing operations.

Operating Income (Loss)

Reflecting the factors described above, operating income increased $465.8 million to $49.3 million for the first quarter of fiscal 2021, from an operating loss of $416.5 million for the first quarter of fiscal 2020. The operating income increase was primarily driven by the fiscal 2020 goodwill impairment charge and an increase in gross profit in excess of operating expenses discussed above.

Total Other Expense, Net

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019	Increase (Decrease)
Net periodic benefit income, excluding service cost	$(17,033)	$(11,384)	$(5,649)
Interest expense on long-term debt, net of capitalized interest	37,196	43,539	(6,343)
Interest expense on finance lease obligations	4,868	2,243	2,625
Amortization of financing costs and discounts	3,999	3,943	56
Loss on debt extinguishment	23,750	73	23,677
Interest income	(680)	(89)	(591)
Interest expense, net	69,133	49,709	19,424
Other, net	(798)	(400)	(398)
Total other expense, net	$51,302	$37,925	$13,377

The increase in net periodic benefit income, excluding service costs reflects the recognition of lower interest costs due to a lower discount rate utilized in the measurement of pension liabilities.

The decrease in interest expense on long-term debt, net of capitalized interest was driven by lower amounts of outstanding debt and lower average interest rates.

The increase in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made in the first quarter of fiscal 2021. Refer to Note 8—Long-Term Debt for further information.

The increase in interest expense on finance leases primarily reflects interest related to a distribution center for which we executed a purchase option with a delayed purchase provision.

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 50.5% compared to a benefit of 14.7% on pre-tax income for the first quarters of fiscal 2021 and 2020, respectively. The change in the effective income tax rate for the first quarter of fiscal 2021 was primarily driven by a discrete tax benefit in the first quarter of fiscal 2021 related to employee stock awards compared to a discrete tax expense for this item in the first quarter of fiscal 2020. In addition, the first quarter of fiscal 2020 was impacted by a goodwill impairment charge.

Income from Discontinued Operations, Net of Tax

The results of operations for the first quarter of fiscal 2021 reflect net sales of $24.8 million for which we recognized $8.0 million of gross profit and Income from discontinued operations, net of tax of $1.3 million. Net sales and gross profit of discontinued operations decreased $70.8 million and $22.5 million, respectively, for the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020, which was partially offset by an increase in identical store sales results driven by the impacts of the COVID-19 pandemic.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 16—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $1.0 million, or $0.02 per diluted common share, for the first quarter of fiscal 2021, compared to $383.9 million, or $7.21 per diluted common share, for the first quarter of fiscal 2020.

As described in more detail in Note 10—Share-Based Awards in Part I, Item I of this Quarterly Report on Form 10-Q, in the first quarter of fiscal 2021, we granted restricted stock units and performance share units representing a right to receive an aggregate of 2.6 million shares of common stock under our 2020 Equity Incentive Plan.

As described in more detail within Note 13—Share-Based Awards in Part II, Item 8 of the Annual Report on Form 10-K, in fiscal 2020 we issued approximately 1.3 million shares of common stock to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition, which has had a dilutive effect on our weighted average earnings per share as compared to last year.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 14—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated.

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019	Increase (Decrease)
Net sales:
Wholesale	$6,431,283	$6,067,307	$363,976
Retail	594,911	515,226	79,685
Other	55,612	65,079	(9,467)
Eliminations	(409,199)	(351,000)	(58,199)
Total Net sales	$6,672,607	$6,296,612	$375,995
Continuing operations Adjusted EBITDA:
Wholesale	$122,961	$106,312	$16,649
Retail	24,282	10,562	13,720
Other	4,150	(1,597)	5,747
Eliminations	5,724	1,159	4,565
Total continuing operations Adjusted EBITDA	$157,117	$116,436	$40,681

Net Sales

Wholesale net sales increased primarily due to growth in sales to existing customers in the Chains, Independent retailers and Supernatural channels. Sales growth was primarily driven by strong customer demand in response to the COVID-19 pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Retail net sales increased primarily due to a 15.7% increase in identical store sales from higher average basket sizes related to the COVID-19 pandemic.

The increase in eliminations net sales was driven by higher Wholesale sales to Retail to support Retail’s continued sales growth.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 16% for the first quarter of fiscal 2021 from the first quarter of fiscal 2020. The increase was driven by leveraged sales growth, which was partially offset by higher operating costs related to starting up three distribution centers. Gross profit dollar growth for the first quarter of fiscal 2021 was $28.3 million with a gross profit rate decrease of 26 basis points driven by lower supplier income, which outpaced operating expense increases, excluding depreciation and amortization and stock-based compensation, of $11.6 million. Operating expense rate decreased 42 basis points primarily driven by leveraging fixed and variable costs, which was partially offset by higher operating costs related to starting up three distribution centers. Wholesale depreciation expense was approximately flat to last year.

Retail’s Adjusted EBITDA increased 130% for the first quarter of fiscal 2021 from the first quarter of fiscal 2020. The increase was driven by leveraged sales growth from increases in food-at-home purchases that drove sales at our stores. Gross profit dollar growth for the first quarter of fiscal 2021 was $27.1 million with gross profit rate increasing 99 basis points from lower promotional activity, which outpaced operating expense growth of $12.5 million with an operating expense rate decrease of 117 basis points driven by fixed and variable cost leveraging. Retail depreciation and amortization expense increased $5.9 million primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we are required to begin recording depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of October 31, 2020 was $1.06 billion and consisted of the following:
◦Unused credit under our ABL Credit Facility was $1,008.3 million, which decreased $226.5 million from $1,234.8 million as of August 1, 2020, primarily due to increased cash utilized to fund seasonal working capital increases and prepayments on the Term Loan Facility.
◦Cash and cash equivalents was $49.0 million, which increased $2.1 million from $47.0 million as of August 1, 2020.
•Our total debt increased $135.8 million to $2,633.4 million as of October 31, 2020 from $2,497.6 million as of August 1, 2020, primarily related to additional borrowings under the ABL Credit Facility to fund seasonal inventory build in excess of accounts payable and increases in accounts receivable.
•In the first quarter of fiscal 2021, we issued $500.0 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) and utilized the net proceeds and borrowings under the ABL Credit Facility to make a $500.0 million prepayment on our Term Loan Facility. In addition, during the quarter, the Company made $108.0 million of additional repayments under the Term Loan Facility, including $72.0 million related to cash flow generated in fiscal 2020, as required under the Term Loan Agreement and a voluntary prepayment of $36.0 million with incremental borrowings under the ABL Credit Facility. Other debt maturities are expected to be $9.6 million in fiscal 2021. We are also obligated to make payments to reduce finance lease obligations. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to make additional Term Loan Facility payments or be reinvested in the business.
•Subsequent to the end of the first quarter of fiscal 2021, we made a voluntary prepayment of $150.0 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that will reduce our interest costs. This prepayment will count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2021, if any, which would be due in fiscal 2022. In the second quarter of fiscal 2021, we expect to record an accelerated charge related to deferred financing fees and original issue discounts based on the proportionate amount of this prepayment to the Term Loan Facility balance.
•We expect to be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from asset sales or borrowings under the ABL Credit Facility.
•Working capital increased $231.4 million to $1,566.3 million as of October 31, 2020 from $1,334.8 million as of August 1, 2020, primarily due to seasonal inventory build in excess of accounts payable increases, an increase in accounts payable, a reduction of the current portion of long-term debt resulting from the Term Loan Facility Excess Cash Flow prepayment described above, and an increase in accounts receivable driven by credit extended to higher sales growth customers.

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

We currently do not pay a dividend on our common stock, and have no current plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility, and Senior Notes. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities.

Long-Term Debt

During the first quarter of fiscal 2021, we borrowed a net $230.0 million under the ABL Credit Facility, repaid $608.0 million on the Term Loan Facility related to mandatory prepayments and voluntary prepayments, and issued $500.0 million of Senior Notes. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement does not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability (as defined in the ABL Loan Agreement) is ever less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The ABL Loan Agreement and the Term Loan Agreement contain certain customary operational and informational covenants. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

The Senior Notes contain covenants customary for debt securities of this type that limit the ability of the Company and its restricted subsidiaries to, among other things, incur debt, declare or pay dividends or make other distributions to stockholders of the Company, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. We were in compliance with all such covenants for all periods presented.

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

As of October 31, 2020, we had an aggregate of $1.49 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of our floating LIBOR based debt at fixed rates ranging from 1.795% to 2.959%, with maturities between April 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $111 million and are subject to volatility based on changes in market interest rates. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In the first quarter of fiscal 2021, we paid $11.3 million to terminate $954 million of notional value interest rate swaps, $504 million of which were effective interest swaps and $450 million of which were forward starting. The termination payment reflects the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of October 31, 2020, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net asset from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for the first quarter of fiscal 2021 were $41.4 million, compared to $45.0 million for the first of fiscal 2020, a decrease of $3.6 million. In the first quarter of fiscal 2021, our capital expenditures principally included information technology and equipment expenditures. Fiscal 2021 capital spending is expected to be in the range of $250 million to $300 million and include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in thousands)	October 31, 2020	November 2, 2019	Change
Net cash used in operating activities of continuing operations	$(55,182)	$(134,381)	$79,199
Net cash used in investing activities of continuing operations	(36,992)	(44,745)	7,753
Net cash provided by financing activities of continuing operations	95,265	156,096	(60,831)
Net cash (used in) provided by discontinued operations	(998)	20,376	(21,374)
Effect of exchange rate on cash	56	(10)	66
Net increase (decrease) in cash and cash equivalents	2,149	(2,664)	4,813
Cash and cash equivalents, at beginning of period	47,070	45,267	1,803
Cash and cash equivalents at end of period	$49,219	$42,603	$6,616

The decrease in net cash used in operating activities of continuing operations in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due lower cash utilized to build inventories, and higher earnings before taxes, depreciation and amortization, and impairments.

The decrease in net cash used in investing activities of continuing operations in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower cash payments for capital expenditures and higher cash proceeds for the sale of property and equipment.

The decrease in net cash provided by financing activities of continuing operations in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to higher payments of long-term debt attributable to the mandatory and voluntary prepayments on the Term Loan Facility, partially offset by new borrowings from the Senior Notes.

The decrease in cash flows from discontinued operations in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower investing activities cash flow from the sale of property.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in the first quarters of fiscal 2020 and 2021 pursuant to the share repurchase program. As of October 31, 2020, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2021. Additionally, our ABL Credit Facility, Term Loan Facility, and Senior Notes contain terms that limit our ability to repurchase of common stock above certain levels unless certain conditions and financial tests are met.

Pension and Other Postretirement Benefit Obligations

In fiscal 2021, no pension contributions are required to be made under either the SUPERVALU Inc. Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We anticipate fiscal 2021 non-qualified pension contributions and other postretirement benefit plan contributions to be approximately $5.3 million. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums, or in order to achieve exemption from participant notices of underfunding.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 31, 2020. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that would require us to record a withdrawal liability. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized continuing and discontinued operations expense, of $52 million in fiscal 2020. In fiscal 2021, we expect to contribute approximately $45 million related to continuing and discontinued operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Refer to Note 14—Benefit Plans in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended August 1, 2020 for additional information regarding the plans in which we participate.

Contractual Obligations

Except as otherwise disclosed in Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2020. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2020 for additional information regarding the Company’s contractual obligations.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 1, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 7—Derivatives and Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 1, 2020.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate and antitrust. Other than as set forth below and in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

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

Subsequent to the end of the first quarter, we negotiated a settlement with the District Attorney, which includes the payment of an immaterial amount for penalties and costs as well as certain agreed upon additional reporting and compliance obligations.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. Any repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. We do not expect to purchase shares under the share repurchase program during fiscal 2021. We may also implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
August 2, 2020 to September 5, 2020	—	$—	—	$—
September 6, 2020 to October 3, 2020	149,479	17.08	—	—
October 4, 2020 to October 31, 2020	459,811	16.79	—	175.8
Total	609,290	$16.86	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 609,290 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of October 31, 2020, there was approximately $175.8 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the first quarter of fiscal 2021.

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
10.1**
Form of RSU Award Agreement (Employee) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning September 2020) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2020 (File No. 001-15723)).

10.2**
Form of PSU Award Agreement pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning September 2020) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2020 (File No. 001-15723)).

10.3
Third Amendment to Loan Agreement, dated August 14, 2020, by and among the Registrant and United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch), and the other parties thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2020 (File No. 001-15723)).

10.4
Indenture, dated October 22, 2020, among United Natural Foods, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020 (File No. 001-15723)).

10.5* **	Annual Incentive Plan, as amended.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2021, filed with the SEC on December 9, 2020, formatted in Inline XBRL (included as Exhibit 101).
______________________________________________
*     Filed herewith.
**     Denotes a management contract or compensatory plan or arrangement.

*                 *                 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.

/s/ JOHN W. HOWARD
John W. Howard
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Dated:  December 9, 2020