Form 10-Q
period 2021-01-30
UNITED NATURAL FOODS INC
filed 2021-03-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 5, 2021 there were 56,296,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	January 30, 2021	August 1, 2020
ASSETS
Cash and cash equivalents	$40,496	$46,993
Accounts receivable, net	1,136,135	1,120,199
Inventories, net	2,228,772	2,280,767
Prepaid expenses and other current assets	238,572	251,891
Current assets of discontinued operations	4,716	5,067
Total current assets	3,648,691	3,704,917
Property and equipment, net	1,671,755	1,701,216
Operating lease assets	1,016,836	982,808
Goodwill	20,084	19,607
Intangible assets, net	928,053	969,600
Deferred income taxes	107,779	107,624
Other long-term assets	95,551	97,285
Long-term assets of discontinued operations	1,391	3,915
Total assets	$7,490,140	$7,586,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,618,288	$1,633,448
Accrued expenses and other current liabilities	273,520	281,956
Accrued compensation and benefits	220,318	228,832
Current portion of operating lease liabilities	148,359	131,022
Current portion of long-term debt and finance lease liabilities	24,840	83,378
Current liabilities of discontinued operations	8,313	11,438
Total current liabilities	2,293,638	2,370,074
Long-term debt	2,374,250	2,426,994
Long-term operating lease liabilities	894,831	873,990
Long-term finance lease liabilities	134,554	143,303
Pension and other postretirement benefit obligations	255,071	292,128
Other long-term liabilities	308,715	336,487
Long-term liabilities of discontinued operations	15	1,738
Total liabilities	6,261,074	6,444,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 56,763 shares issued and 56,148 shares outstanding at January 30, 2021; 55,306 shares issued and 54,691 shares outstanding at August 1, 2020	568	553
Additional paid-in capital	581,096	568,736
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(213,529)	(237,946)
Retained earnings	886,313	837,633
Total United Natural Foods, Inc. stockholders’ equity	1,230,217	1,144,745
Noncontrolling interests	(1,151)	(2,487)
Total stockholders’ equity	1,229,066	1,142,258
Total liabilities and stockholders’ equity	$7,490,140	$7,586,972

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net sales	$6,888,133	$6,431,382	$13,560,740	$12,727,994
Cost of sales	5,897,774	5,514,057	11,603,882	10,903,458
Gross profit	990,359	917,325	1,956,858	1,824,536
Operating expenses	866,880	862,732	1,767,842	1,746,420
Goodwill and asset impairment charges	—	—	—	425,405
Restructuring, acquisition and integration related expenses	17,783	36,522	34,211	51,194
Loss on sale of assets	399	524	169	434
Operating income (loss)	105,297	17,547	154,636	(398,917)
Other expense (income):
Net periodic benefit income, excluding service cost	(17,127)	(3,277)	(34,160)	(14,661)
Interest expense, net	50,944	48,836	120,077	98,545
Other, net	(1,674)	(1,220)	(2,472)	(1,620)
Total other expense, net	32,143	44,339	83,445	82,264
Income (loss) from continuing operations before income taxes	73,154	(26,792)	71,191	(481,181)
Provision (benefit) for income taxes	16,392	(12,808)	15,401	(79,763)
Net income (loss) from continuing operations	56,762	(13,984)	55,790	(401,418)
Income (loss) from discontinued operations, net of tax	3,803	(16,076)	5,099	(12,050)
Net income (loss) including noncontrolling interests	60,565	(30,060)	60,889	(413,468)
Less net income attributable to noncontrolling interests	(1,605)	(650)	(2,972)	(1,169)
Net income (loss) attributable to United Natural Foods, Inc.	$58,960	$(30,710)	$57,917	$(414,637)

Basic earnings (loss) per share:
Continuing operations	$0.98	$(0.27)	$0.95	$(7.54)
Discontinued operations	$0.07	$(0.30)	$0.09	$(0.23)
Basic earnings (loss) per share	$1.05	$(0.57)	$1.04	$(7.77)
Diluted earnings (loss) per share:
Continuing operations	$0.93	$(0.27)	$0.89	$(7.54)
Discontinued operations	$0.06	$(0.30)	$0.09	$(0.23)
Diluted earnings (loss) per share	$1.00	$(0.57)	$0.98	$(7.77)
Weighted average shares outstanding:
Basic	56,138	53,523	55,717	53,368
Diluted	59,205	53,523	59,119	53,368

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net income (loss) including noncontrolling interests	$60,565	$(30,060)	$60,889	$(413,468)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(300)	7,370	(506)	7,942
Recognition of interest rate swap cash flow hedges, net of tax(2)	9,253	(3,752)	21,711	(7,433)
Foreign currency translation adjustments	2,852	(347)	3,257	24
Recognition of other cash flow derivatives, net of tax(3)	388	—	(45)	—
Total other comprehensive income	12,193	3,271	24,417	533
Less comprehensive income attributable to noncontrolling interests	(1,605)	(650)	(2,972)	(1,169)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$71,153	$(27,439)	$82,334	$(414,104)

(1)Amounts are net of tax (benefit) expense of $(0.1) million, $2.4 million, $(0.2) million and $2.6 million, respectively.
(2)Amounts are net of tax expense (benefit) of $3.2 million, $(1.3) million, $7.4 million and $(2.5) million, respectively.
(3)Amounts are net of tax expense of $0.1 million, $— million, $— million and $— million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended January 30, 2021 and February 1, 2020
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at October 31, 2020	56,749	$568	615	$(24,231)	$572,170	$(225,722)	$827,353	$1,150,138	$(2,279)	$1,147,859
Restricted stock vestings	5	—	—	—	(1,533)	—	—	(1,533)	—	(1,533)
Share-based compensation	—	—	—	—	10,687	—	—	10,687	—	10,687
Other comprehensive income	—	—	—	—	—	12,193	—	12,193	—	12,193
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(301)	(301)
Proceeds from issuance of common stock, net	9	—	—	—	136	—	—	136	—	136
Acquisition of noncontrolling interests	—	—	—	—	(364)	—	—	(364)	(176)	(540)
Net income	—	—	—	—	—	—	58,960	58,960	1,605	60,565
Balances at January 30, 2021	56,763	$568	615	$(24,231)	$581,096	$(213,529)	$886,313	$1,230,217	$(1,151)	$1,229,066

Balances at November 2, 2019	54,121	$541	615	$(24,231)	$532,958	$(111,691)	$722,350	$1,119,927	$(3,316)	$1,116,611
Restricted stock vestings	19	1	—	—	(54)	—	—	(53)	—	(53)
Share-based compensation	—	—	—	—	2,704	—	—	2,704	—	2,704
Other comprehensive income	—	—	—	—	—	3,271	—	3,271	—	3,271
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(300)	(300)
Proceeds from issuance of common stock, net	35	—	—	—	292	—	—	292	—	292
Net (loss) income	—	—	—	—	—	—	(30,710)	(30,710)	650	(30,060)
Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$691,640	$1,095,431	$(2,966)	$1,092,465

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended January 30, 2021 and February 1, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 1, 2020	55,306	$553	615	$(24,231)	$568,736	$(237,946)	$837,633	$1,144,745	$(2,487)	$1,142,258
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9,237)	(9,237)	—	(9,237)
Restricted stock vestings	1,443	15	—	—	(10,412)	—	—	(10,397)	—	(10,397)
Share-based compensation	—	—	—	—	22,929	—	—	22,929	—	22,929
Other comprehensive income	—	—	—	—	—	24,417	—	24,417	—	24,417
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,460)	(1,460)
Proceeds from issuance of common stock, net	14	—	—	—	207	—	—	207	—	207
Acquisition of noncontrolling interests	—	—	—	—	(364)	—	—	(364)	(176)	(540)
Net income	—	—	—	—	—	—	57,917	57,917	2,972	60,889
Balances at January 30, 2021	56,763	$568	615	$(24,231)	$581,096	$(213,529)	$886,313	$1,230,217	$(1,151)	$1,229,066

Balances at August 3, 2019	53,501	535	615	(24,231)	530,801	(108,953)	1,108,890	1,507,042	(2,737)	1,504,305
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2,613)	(2,613)	—	(2,613)
Restricted stock vestings	443	5	—	—	(877)	—	—	(872)	—	(872)
Share-based compensation	—	—	—	—	3,951	—	—	3,951	—	3,951
Other comprehensive income	—	—	—	—	—	533	—	533	—	533
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,398)	(1,398)
Proceeds from issuance of common stock, net	231	2	—	—	2,025	—	—	2,027	—	2,027
Net (loss) income	—	—	—	—	—	—	(414,637)	(414,637)	1,169	(413,468)
Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$691,640	$1,095,431	$(2,966)	$1,092,465

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(In thousands)	January 30, 2021	February 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$60,889	$(413,468)
Income (loss) from discontinued operations, net of tax	5,099	(12,050)
Net income (loss) from continuing operations	55,790	(401,418)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	143,723	144,360
Share-based compensation	22,929	3,951
Loss on sale of assets	169	434
Closed property and other restructuring charges	3,496	23,586
Goodwill and asset impairment charges	—	425,405
Net pension and other postretirement benefit income	(34,136)	(14,633)
Deferred income tax benefit	(841)	(60,260)
LIFO charge	13,343	13,879
(Recoveries) provision for losses on receivables, net	(3,860)	45,503
Loss on debt extinguishment	29,494	73
Non-cash interest expense and other adjustments	9,562	7,393
Changes in operating assets and liabilities	(33,994)	(153,543)
Net cash provided by operating activities of continuing operations	205,675	34,730
Net cash provided by operating activities of discontinued operations	1,324	4,352
Net cash provided by operating activities	206,999	39,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91,516)	(91,128)
Proceeds from dispositions of assets	39,908	12,330
Other	(97)	(1,472)
Net cash used in investing activities of continuing operations	(51,705)	(80,270)
Net cash provided by investing activities of discontinued operations	1,467	22,585
Net cash used in investing activities	(50,238)	(57,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	500,000	2,050
Proceeds from borrowings under revolving credit line	2,666,239	2,269,989
Repayments of borrowings under revolving credit line	(2,537,951)	(2,162,821)
Repayments of long-term debt and finance leases	(768,983)	(93,326)
Proceeds from the issuance of common stock and exercise of stock options	207	2,027
Payment of employee restricted stock tax withholdings	(10,397)	(872)
Payments for debt issuance costs	(10,444)	—
Distributions to noncontrolling interests	(1,460)	(1,398)
Repayments of other loans	(163)	—
Other	(540)	—
Net cash (used in) provided by financing activities	(163,492)	15,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH	265	19
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,466)	(2,935)
Cash and cash equivalents, at beginning of period	47,117	45,263
Cash and cash equivalents, at end of period	40,651	42,328
Less: cash and cash equivalents of discontinued operations	(155)	(133)
Cash and cash equivalents	$40,496	$42,195
Supplemental disclosures of cash flow information:
Cash paid for interest	$74,734	$94,010
Cash payments (refunds) for federal and state income taxes, net	42,990	(24,376)
Leased assets obtained in exchange for new operating lease liabilities	116,725	121,455
Leased assets obtained in exchange for new finance lease liabilities	468	—
Capital expenditures included in accounts payable	$31,309	$20,193
 See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, ”us”, “UNFI”, or “our”) is a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2021 and 2020 relate to the 13-week fiscal quarters ended January 30, 2021 and February 1, 2020, respectively. References to fiscal 2021 and 2020 year-to-date relate to the 26-week fiscal periods ended January 30, 2021 and February 1, 2020, respectively.

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

Discontinued Operations

In the fourth quarter of fiscal 2020, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations excluding Shoppers locations that are held for sale within discontinued operations (collectively “Retail”). As a result, the Company revised its Condensed Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in these Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods. Retail was acquired as part of the SUPERVALU INC. (“Supervalu”) acquisition in the first quarter of fiscal 2019 on October 22, 2018.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 30, 2021 and August 1, 2020, the Company had net book overdrafts of $268.6 million and $267.8 million, respectively.

Reclassifications

Within the Condensed Consolidated Statements of Cash Flows certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each fiscal year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $56.6 million and $43.3 million at January 30, 2021 and August 1, 2020, respectively.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 326 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities, which were adopted by the Company in the first quarter of fiscal 2020, with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges. The remaining amendments within ASU 2019-04 were adopted in the first quarter of fiscal 2021 with the adoption of Topic 326. Adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises as authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this standard on a prospective basis in the first quarter of fiscal 2021. The Company expects to incur immaterial implementation costs in fiscal 2021. Under this standard, the Company is required to defer these costs and recognize these costs as a service expense over future periods. Adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company adopted this guidance in the first quarter of fiscal 2021. The provisions of the new standard do not have any effect on the Company’s interim financial statements but will require additional disclosures in its annual consolidated financial statements.

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

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenues

The Company records revenue to five customer channels within Net sales, which are described below:

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
•Retail, which reflects our Retail segment, including the Cub Foods business and the remaining Shoppers locations, excluding Shoppers locations that are held for sale within discontinued operations; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	January 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$3,097	$—	$—	$—	$3,097
Independent retailers	1,701	—	—	—	1,701
Supernatural	1,298	—	—	—	1,298
Retail	—	621	—	—	621
Other	513	—	55	—	568
Eliminations	—	—	—	(397)	(397)
Total	$6,609	$621	$55	$(397)	$6,888

	Net Sales for the 13-Week Period Ended
(in millions)	February 1, 2020(1)
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$2,909	$—	$—	$—	$2,909
Independent retailers	1,561	—	—	—	1,561
Supernatural	1,211	—	—	—	1,211
Retail	—	539	—	—	539
Other	525	—	41	—	566
Eliminations	—	—	—	(355)	(355)
Total	$6,206	$539	$41	$(355)	$6,431

	Net Sales for the 26-Week Period Ended
(in millions)	January 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$6,117	$—	$—	$—	$6,117
Independent retailers	3,373	—	—	—	3,373
Supernatural	2,512	—	—	—	2,512
Retail	—	1,216	—	—	1,216
Other	1,038	—	111	—	1,149
Eliminations	—	—	—	(806)	(806)
Total	$13,040	$1,216	$111	$(806)	$13,561

	Net Sales for the 26-Week Period Ended
(in millions)	February 1, 2020(1)
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$5,784	$—	$—	$—	$5,784
Independent retailers	3,118	—	—	—	3,118
Supernatural	2,322	—	—	—	2,322
Retail	—	1,054	—	—	1,054
Other	1,050	—	106	—	1,156
Eliminations	—	—	—	(706)	(706)
Total	$12,274	$1,054	$106	$(706)	$12,728

(1)In the first quarter of fiscal 2021, the presentation of net sales by customer channel was recast to present the Chains and Other channel exclusive of the intercompany eliminations and present total eliminations separately. There was no impact to the Condensed Consolidated Statements of Operations. The Company believes this modified basis better reflects its channel presentation, as it further aligns with segment presentation and how sales channel information would appear following the potential disposition of Retail, assuming all banners retain a supply agreement. In addition, during the fourth quarter of fiscal 2020, the presentation of net sales by customer channel was recast to be presented on a basis consistent with customer size. International customers other than Canada, and alternative format sales continue to be classified within Other. The main effect of the change was to re-categorize the former Supermarkets and Independents channels, previously classified by the majority of product carried by those customers between conventional and natural products, respectively, to classify those stores by the number of customer locations we supply. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. The Company believes this modified basis better reflects the nature and economic risks of cash flows from customers.
(2)Eliminations primarily includes the net sales elimination of Wholesale’s sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $13.4 million and $36.1 million in the second quarters of fiscal 2021 and 2020, respectively, and $27.8 million and $92.1 million in fiscal 2021 and 2020 year-to-date, respectively.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in thousands)	January 30, 2021	August 1, 2020
Customer accounts receivable	$1,176,126	$1,156,694
Allowance for uncollectible receivables	(56,356)	(55,928)
Other receivables, net	16,365	19,433
Accounts receivable, net	$1,136,135	$1,120,199

Notes receivable, net, included within Prepaid expenses and other current assets	$13,023	$49,268
Long-term notes receivable, net, included within Other assets	$19,101	$25,800

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
2019 SUPERVALU INC. restructuring expenses	$—	$664	$—	$2,501
Restructuring and integration costs	14,682	15,411	29,442	24,705
Closed property charges and costs	3,101	20,447	4,769	23,988
Total	$17,783	$36,522	$34,211	$51,194

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 1, 2020	$9,747	(1)	$9,860	(2)	$19,607
Change in foreign exchange rates	477		—		477
Goodwill as of January 30, 2021	$10,224	(1)	$9,860	(2)	$20,084
(1)Amounts are net of accumulated goodwill impairment charges of $716.5 million as of August 1, 2020 and January 30, 2021.
(2)Amounts are net of accumulated goodwill impairment charges of $9.6 million as of August 1, 2020 and January 30, 2021.

Identifiable intangible assets, net consisted of the following:

	January 30, 2021			August 1, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007,695	$203,748	$803,947	$1,007,118	$172,832	$834,286
Pharmacy prescription files	32,900	10,597	22,303	32,900	7,964	24,936
Non-compete agreements	1,200	1,145	55	12,900	11,500	1,400
Operating lease intangibles	8,193	4,818	3,375	8,193	4,020	4,173
Trademarks and tradenames	83,700	41,140	42,560	83,700	34,708	48,992
Total amortizing intangible assets	1,133,688	261,448	872,240	1,144,811	231,024	913,787
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,189,501	$261,448	$928,053	$1,200,624	$231,024	$969,600
Amortization expense was $18.6 million and $21.5 million for the second quarters of fiscal 2021 and 2020, respectively, and $41.6 million and $43.6 million for fiscal 2021 and 2020 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of January 30, 2021 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2021	$36,650
2022	72,170
2023	71,950
2024	72,404
2025	70,308
2026 and thereafter	548,758
$872,240

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at January 30, 2021
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$63	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$680	$—
Mutual funds	Other long-term assets	$1,592	$—	$—

Liabilities:
Foreign currency derivatives not designated as hedging instruments	Accrued expenses and other current liabilities	$—	$3	$—
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$774	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$34,779	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$66,374	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 1, 2020
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$26	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$36	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$94	$—
Fuel derivatives designated as hedging instruments	Other long-term assets	$—	$23	$—
Mutual funds	Other long-term assets	$1,678	$—	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$197	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$357	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$46,743	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$91,994	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of January 30, 2021, a 100 basis point increase in forward LIBOR interest rates would decrease the fair value of the interest rate swap liabilities by approximately $40.6 million; a 100 basis point decrease in forward LIBOR interest rates would increase the fair value of the interest rate swap liabilities by approximately $42.2 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

Fair Value Estimates

For certain of the Company’s financial instruments including cash and cash equivalents, receivables, accounts payable, accrued vacation, compensation and benefits, and other current assets and liabilities the fair values approximate carrying amounts due to their short maturities. The fair value of notes receivable is estimated by using a discounted cash flow approach prior to consideration for uncollectible amounts and is calculated by applying a market rate for similar instruments using Level 3 inputs. The fair value of debt is estimated based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs. In the table below, the carrying value of the Company’s long-term debt is net of original issue discounts and debt issuance costs.

	January 30, 2021		August 1, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$41,264	$40,655	$77,598	$78,877
Long-term debt, including current portion	$2,387,241	$2,474,902	$2,497,626	$2,535,851

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at January 30, 2021. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of January 30, 2021, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
March 21, 2019	April 15, 2022	$100.0	2.3645%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2022	100.0	2.2170%	One-Month LIBOR	Monthly
June 28, 2019	June 30, 2022	50.0	2.1840%	One-Month LIBOR	Monthly
August 3, 2015(1)	August 15, 2022	35.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$1,485.0
(1)The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.

(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In the first quarter of fiscal 2021, in conjunction with the $500.0 million fixed rate senior unsecured notes offering described below in Note 8—Long-Term Debt, the Company paid $11.3 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504.0 million and certain forward starting interest rate swaps with a notional amount of $450.0 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap termination and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses resulting from the early termination and novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive income and into to Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination and novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
(In thousands)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$50,944	$48,836	$120,077	$98,545
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(9,303)	$(4,251)	$(20,563)	$(6,621)
Loss on interest rate swap contracts not designated as hedging instruments:
Loss recognized in earnings	$(2,195)	$—	$(2,971)	$—

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at January 30, 2021	Fiscal Maturity Year	January 30, 2021	August 1, 2020
Term Loan Facility	4.37%	2026	$1,015,000	$1,773,000
ABL Credit Facility	1.52%	2024	885,000	756,712
Senior Notes	6.75%	2029	500,000	—
Other secured loans	5.18%	2024-2025	42,966	49,268
Debt issuance costs, net			(37,128)	(45,846)
Original issue discount on debt			(18,597)	(35,508)
Long-term debt, including current portion			2,387,241	2,497,626
Less: current portion of long-term debt			(12,991)	(70,632)
Long-term debt			$2,374,250	$2,426,994

Refinancing Activities

Subsequent to the end of the second quarter of fiscal 2021, on February 11, 2021, the Company entered into an amendment agreement (the “First Term Loan Amendment”) amending the Term Loan Agreement (as defined below). The amendment provides for, among other things, (i) the reduction of the applicable margin for LIBOR loans from 4.25% to 3.50% and the applicable margin for base rate loans from 3.25% to 2.50%, (ii) the appointment of a replacement administrative and collateral agent, and (iii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility.

During the second quarter of fiscal 2021, the Company made a voluntary prepayment of $150.0 million on the Term Loan Facility (as defined below) funded with incremental borrowings under the ABL Credit Facility (as defined below) that reduces its interest costs. This prepayment will count towards any requirement from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2021, which would be due in fiscal 2022. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5.7 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which were recorded within Interest expense, net in the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2021.

During the first quarter of fiscal 2021, the Company repaid $500.0 million of outstanding borrowings under the Term Loan Facility funded primarily by the net proceeds from the issuance of new eight-year senior unsecured notes (as described below). This refinancing transaction extended the maturity of a significant portion of the Company’s outstanding debt by approximately three years. Also during the first quarter, the Company made $108.0 million of additional repayments under the Term Loan Facility, including $72.0 million related to the material cash flow generation in fiscal 2020, as required under the Term Loan Agreement (as described below) and a voluntary prepayment of $36.0 million with incremental borrowings under the ABL Credit Facility (as described below). In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs and a loss on unamortized original issue discount of $12.0 million and $11.8 million, respectively, which were recorded within Interest expense, net in the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2021. The Company also executed a third amendment to the ABL Loan Agreement (as defined below) during the first quarter of fiscal 2021, which added certain assets to the Borrowing Base (as defined below) and increased the Company’s capacity to issue letters of credit under the facility, in addition to other administrative changes. The amendment did not change the aggregate amount or maturity date of the ABL Credit Facility.

Senior Notes

On October 22, 2020, the Company issued $500.0 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility. The net proceeds from the offering of the Senior Notes, together with borrowings under the ABL Credit Facility, were used to repay $500.0 million of the amounts outstanding under the Term B Tranche of the Term Loan Facility and for the payment of all financing costs related to the offering of the Senior Notes. Financing costs of $8.9 million were paid and capitalized in fiscal 2021 year-to-date.

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

During the first quarter of fiscal 2021, on August 14, 2020, the Company entered into the Third Amendment to Loan Agreement, which provides for, among other things, (i) the addition of certain perishable inventory to the calculation of the Borrowing Base (as defined in the ABL Loan Agreement), (ii) the addition of income attributable to the business associated with the Cub Foods banner and the Shoppers banner accounted for within discontinued operations (if any) to the definition of Consolidated Net Income (as defined in the ABL Loan Agreement), (iii) an increase of the sublimit of availability for letters of credit to $300 million which includes an increased further sublimit for the Canadian Borrower of $25 million, and (iv) other administrative changes.

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

As of January 30, 2021, the U.S. Borrowers’ Borrowing Base, net of $208.0 million of reserves, was $2,216.1 million, which is above the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of January 30, 2021, the Canadian Borrower’s Borrowing Base, net of $4.2 million of reserves, was $48.6 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,098.6 million for ABL Loans and letters of credit under the ABL Credit Facility. As of January 30, 2021, the U.S. Borrowers had $885.0 million of ABL Loans outstanding and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $9.7 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of January 30, 2021, the U.S. Borrowers had $95.8 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,117.8 million as of January 30, 2021.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin or (ii) a LIBOR rate and an applicable margin. As of January 30, 2021, the applicable margin for base rate loans was 0.25% and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of January 30, 2021, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the prior fiscal quarter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of January 30, 2021, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	January 30, 2021	August 1, 2020
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,261,209	$2,270,892
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,104,388	$1,077,682
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets as of January 30, 2021 and August 1, 2020.

Unused credit and fees under the ABL Credit Facility (in thousands, except percentages):	January 30, 2021
Outstanding letters of credit	$95,789
Letter of credit fees	1.375%
Unused credit	$1,117,774
Unused facility fees	0.25%

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

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that, if on or prior to December 31, 2024, that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company (the “Whole Foods Supply Agreement”) has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the Closing Date, then the loans under the Term B Tranche will be payable in full on December 31, 2024. On March 3, 2021, we entered into an amendment to the Whole Foods Supply Agreement, which extended the term of the agreement from September 28, 2025 to September 27, 2027, and which satisfies the extension requirement in the Term Loan Agreement.

In fiscal 2021 year-to-date, the Company made prepayments on the Term B Tranche of $758.0 million as described above.
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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of January 30, 2021, there was $587.1 million of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and Other current assets in the Condensed Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. Based on the Company’s Excess Cash Flow in fiscal 2020, a $72.0 million prepayment was required and paid in the quarter ending October 31, 2020. The potential amount of prepayment from Excess Cash Flow in fiscal 2021 that may be required in fiscal 2022 is not reasonably estimable as of January 30, 2021.

As of January 30, 2021, the borrowings under the Term B Tranche of the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of 3.25% or (ii) a LIBOR rate and a margin of 4.25%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

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

As of January 30, 2021, the Company had borrowings of $1,015.0 million outstanding under the Term B Tranche, which are presented net of debt issuance costs of $18.8 million and an original issue discount on debt of $18.4 million. As of January 30, 2021, no amount of the Term B Tranche was classified as current.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2021 year-to-date are as follows:

(in thousands)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(67)	$(115,296)	$(21,419)	$(101,164)	$(237,946)
Other comprehensive (loss) income before reclassifications	(165)	—	3,257	4,494	7,586
Reclassification of amounts included in net periodic benefit income	—	(506)	—	—	(506)
Reclassification of cash flow hedges	120	—	—	17,217	17,337
Net current period Other comprehensive (loss) income	(45)	(506)	3,257	21,711	24,417
Accumulated other comprehensive loss at January 30, 2021	$(112)	$(115,802)	$(18,162)	$(79,453)	$(213,529)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2020 year-to-date are as follows:

(in thousands)	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive income (loss) before reclassifications	1,480	24	(2,588)	(1,084)
Reclassification of amounts included in net periodic benefit income	(1,148)	—	—	(1,148)
Reclassification of cash flow hedges	—	—	(4,845)	(4,845)
Pension settlement charge	7,610	—	—	7,610
Net current period Other comprehensive income (loss)	7,942	24	(7,433)	533
Accumulated other comprehensive loss at February 1, 2020	$(24,516)	$(20,058)	$(63,846)	$(108,420)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Pension and postretirement benefit plan obligations:
Reclassification of amounts included in net periodic benefit income(1)	$(404)	$(777)	$(713)	$(1,551)	Net periodic benefit income, excluding service cost
Pension settlement charge	—	10,303	—	10,303	Net periodic benefit income, excluding service cost
Total reclassifications	(404)	9,526	(713)	8,752
Income tax expense (benefit)	104	(2,492)	207	(2,290)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(300)	$7,034	$(506)	$6,462

Swap agreements:
Reclassification of cash flow hedge	$11,498	$(4,251)	$23,534	$(6,621)	Interest expense, net
Income tax benefit	(3,087)	(1,348)	(6,317)	(1,776)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$8,411	$(2,903)	$17,217	$(4,845)

Other cash flow hedges:
Reclassification of cash flow hedge	$(5)	$—	$164	$—	Cost of sales
Income tax expense (benefit)	1	—	(44)	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(4)	$—	$120	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service benefit and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of January 30, 2021, the Company expects to reclassify $44.1 million out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

During the second quarter of fiscal 2021, the Company authorized for issuance and registered an additional 3.6 million shares of common stock under the Amended and Restated 2020 Equity Incentive Plan. In fiscal 2021 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers, and certain employees representing a right to receive an aggregate of 2.6 million shares. As of January 30, 2021, there were 3.9 million shares available for issuance under the 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income (cost) and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$12	$14
Interest cost	9,164	13,602	103	236
Expected return on plan assets	(25,964)	(26,587)	(26)	(54)
Amortization of prior service credit	—	—	(350)	(350)
Amortization of net actuarial loss (gain)	261	3	(315)	(430)
Pension settlement charge	—	10,303	—	—
Net periodic benefit income	$(16,539)	$(2,679)	$(576)	$(584)

Contributions to benefit plans	$(375)	$(1,150)	$(950)	$(60)

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$24	$28
Interest cost	18,328	30,292	206	472
Expected return on plan assets	(51,929)	(54,069)	(52)	(108)
Amortization of prior service credit	—	—	(700)	(700)
Amortization of net actuarial loss (gain)	617	6	(630)	(857)
Pension settlement charge	—	10,303	—	—
Net periodic benefit income	$(32,984)	$(13,468)	$(1,152)	$(1,165)

Contributions to benefit plans	$(750)	$(5,250)	$(1,900)	$(160)
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

Multiemployer Pension Plans

The Company contributed $11.8 million and $12.6 million in the second quarters of fiscal 2021 and 2020, respectively, and $23.7 million and $26.1 million in fiscal 2021 and 2020 year-to-date, respectively, to continuing and discontinued operations multiemployer pension plans.

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

NOTE 12—INCOME TAXES

The effective income tax rate for continuing operations was an expense of 22.4% on pre-tax income compared to a benefit of 47.8% on pre-tax losses for the second quarters of fiscal 2021 and 2020, respectively. The change in the effective income tax rate for the second quarter of fiscal 2021 was primarily driven by a pre-tax loss of approximately $26.8 million in the second quarter of fiscal 2020 compared to pre-tax income of approximately $73.2 million in the second quarter of fiscal 2021. In addition, the change in the rate is partially driven by a discrete tax benefit of approximately $2.8 million in the second quarter of fiscal 2021 related to the release of unrecognized tax positions versus a discrete tax benefit of approximately $0.5 million for this item in the second quarter of fiscal 2020. The tax provision had $3.1 million and $0.1 million of discrete tax benefits, including those mentioned above, for the second quarters of fiscal 2021 and fiscal 2020, respectively.

The effective income tax rate for continuing operations was an expense of 21.6% on pre-tax income compared to a benefit of 16.6% on pre-tax losses for fiscal 2021 year-to-date and fiscal 2020 year-to-date, respectively. The change in the effective income tax rate was primarily driven by a discrete tax benefit in fiscal 2021 year-to-date for employee stock vestings versus a discrete tax expense for this item in fiscal 2020 year-to-date, as well as a discrete tax benefit for the release of unrecognized tax positions in fiscal 2021 year-to-date versus a discrete tax expense for this item in fiscal 2020 year-to-date. In addition, fiscal 2020 year-to-date was impacted by a goodwill impairment charge that did not repeat in fiscal 2021 year-to-date. The tax provision had $3.5 million and $64.4 million of discrete tax benefits for fiscal 2021 and fiscal 2020 year-to-date, respectively.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	13-Week Period Ended		26-Week Period Ended
(in thousands, except per share data)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Basic weighted average shares outstanding	56,138	53,523	55,717	53,368
Net effect of dilutive stock awards based upon the treasury stock method	3,067	—	3,402	—
Diluted weighted average shares outstanding	59,205	53,523	59,119	53,368

Basic earnings (loss) per share:
Continuing operations	$0.98	$(0.27)	$0.95	$(7.54)
Discontinued operations	$0.07	$(0.30)	$0.09	$(0.23)
Basic earnings (loss) per share	$1.05	$(0.57)	$1.04	$(7.77)
Diluted earnings (loss) per share:
Continuing operations	$0.93	$(0.27)	$0.89	$(7.54)
Discontinued operations	$0.06	$(0.30)	$0.09	$(0.23)
Diluted earnings (loss) per share	$1.00	$(0.57)	$0.98	$(7.77)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	1,140	7,413	1,214	7,834

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

The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce and conventional grocery and non-food products, and providing professional services in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business.

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

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to Income (loss) from continuing operations before income taxes:

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net sales:
Wholesale(1)	$6,608,775	$6,206,918	$13,040,058	$12,274,225
Retail	620,871	538,629	1,215,782	1,053,855
Other	55,428	41,073	111,040	106,152
Eliminations	(396,941)	(355,238)	(806,140)	(706,238)
Total Net sales	$6,888,133	$6,431,382	$13,560,740	$12,727,994
Continuing Operations Adjusted EBITDA:
Wholesale	$186,768	$102,454	$309,729	$208,766
Retail	25,330	11,428	49,612	21,990
Other	(7,845)	14,425	(3,695)	12,828
Eliminations	(1,778)	(665)	3,946	494
Adjustments:
Net income attributable to noncontrolling interests	1,605	650	2,972	1,169
Total other expense, net	(32,143)	(44,339)	(83,445)	(82,264)
Depreciation and amortization	(66,534)	(69,219)	(143,723)	(144,360)
Share-based compensation	(12,673)	(5,134)	(26,822)	(9,059)
Restructuring, acquisition and integration related expenses	(17,783)	(36,522)	(34,211)	(51,194)
Goodwill and asset impairment charges	—	—	—	(425,405)
Loss on sale of assets	(399)	(524)	(169)	(434)
Notes receivable charges	—	—	—	(12,516)
Legal settlement income (reserve charge)	—	654	—	(1,196)
Other retail expense	(1,394)	—	(3,003)	—
Income (loss) from continuing operations before income taxes	$73,154	$(26,792)	$71,191	$(481,181)
Depreciation and amortization:
Wholesale	$58,766	$65,768	$126,587	$133,761
Retail	6,764	843	14,152	2,301
Other	1,004	2,608	2,984	8,298
Total depreciation and amortization	$66,534	$69,219	$143,723	$144,360
Capital expenditures:
Wholesale	$45,882	$43,370	$83,873	$85,629
Retail	4,109	2,619	7,310	5,295
Other	145	91	333	204
Total capital expenditures	$50,136	$46,080	$91,516	$91,128
(1)As presented in Note 3—Revenue Recognition, for the second quarters of fiscal 2021 and 2020, the Company recorded $345.3 million and $308.1 million, respectively, and $702.9 million and $605.8 million in fiscal 2021 and 2020 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. Refer to Note 3—Revenue Recognition for additional information regarding Wholesale sales to discontinued operations.

Total assets of continuing operations by reportable segment were as follows:

(in thousands)	January 30, 2021	August 1, 2020
Assets:
Wholesale	$6,454,162	$6,588,836
Retail	565,252	542,470
Other	521,752	501,468
Eliminations	(57,133)	(54,784)
Total assets of continuing operations	$7,484,033	$7,577,990

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 30, 2021. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to nine years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of January 30, 2021, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $28.7 million ($25.0 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, a total estimated loss of $1.0 million is recorded in the Condensed Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot with various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. We expect that services provided under the Services Agreement will wind down at or near the end of the initial term in December 2021. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 30, 2021, the Company had approximately $305 million of non-cancelable future purchase obligations.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. The Company believes these claims are without merit and intends to vigorously defend this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020 the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of January 30, 2021, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—DISCONTINUED OPERATIONS

In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Since the acquisition, the Company sold Hornbacher’s, and sold and exited the retail operations of certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As discussed further in Note 1—Significant Accounting Policies, in the fourth quarter of fiscal 2020, the Company determined Retail no longer qualified for held for sale presentation and the results of operations, financial position and cash flows of Retail have been revised in order to present Retail within continuing operations. Subsequent to the presentation changes in the fourth quarter of fiscal 2020, discontinued operations contains the historical results of operations, financial position and cash flows of Hornbacher’s, certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As of January 30, 2021, only four Shoppers locations are contained in remaining disposal groups that continue to be classified as operations held for sale as discontinued operations.

In the second quarter of fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020 year-to-date, within discontinued operations the Company incurred approximately $23.6 million in pre-tax aggregate costs and charges related to Shoppers stores that remain within discontinued operations, consisting of $18.8 million of operating losses, severance costs and transaction costs during the period of wind-down and $5.5 million of property and equipment impairment charges related to impairment reviews.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended		26-Week Period Ended
(In thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net sales	$22,973	$75,076	$47,789	$170,671
Cost of sales	15,748	56,553	32,520	121,639
Gross profit	7,225	18,523	15,269	49,032
Operating expenses	3,528	15,228	9,759	40,304
Restructuring expenses and charges	792	24,009	783	24,184
Operating income (loss)	2,905	(20,714)	4,727	(15,456)
Other expense (income), net	—	(3)	—	(64)
Income (loss) from discontinued operations before income taxes	2,905	(20,711)	4,727	(15,392)
Benefit for income taxes	(898)	(4,635)	(372)	(3,342)
Income (loss) from discontinued operations, net of tax	$3,803	$(16,076)	$5,099	$(12,050)
No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $13.4 million and $36.1 million in the second quarters of fiscal 2021 and 2020, respectively, and $27.8 million and $92.1 million in fiscal 2021 and 2020 year-to-date, respectively.

The following table summarizes the carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets:

(In thousands)	January 30, 2021	August 1, 2020
Current assets
Cash and cash equivalents	$155	$119
Accounts receivable, net	578	350
Inventories, net	3,329	4,233
Other current assets	654	365
Total current assets of discontinued operations	4,716	5,067
Long-term assets
Property and equipment	927	3,450
Other long-term assets	464	465
Total long-term assets of discontinued operations	1,391	3,915
Total assets of discontinued operations	$6,107	$8,982

Current liabilities
Accounts payable	$3,405	$3,613
Accrued compensation and benefits	2,575	4,501
Other current liabilities	2,333	3,324
Total current liabilities of discontinued operations	8,313	11,438
Long-term liabilities
Other long-term liabilities	15	1,738
Total liabilities of discontinued operations	8,328	13,176
Net liabilities of discontinued operations	$(2,221)	$(4,194)

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

•the impact and duration of the COVID-19 pandemic;
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

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 275,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of Supervalu, we are transforming into North America’s premier wholesaler with 58 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Growth Drivers

A key component of our business and growth strategy has been to acquire distribution companies differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to continue to deliver synergies and accelerate growth. We believe the Supervalu acquisition allows us to better serve our wholesale customers’ needs and compete in the current environment by providing additional warehouse and transportation capacity, which enabled us to provide a broader array of products to our customers. As one of the largest wholesale grocery distributors in North America, and in light of the continued expansion of our distribution network and “build out the store” strategy, we believe we are well positioned to leverage our infrastructure in the current economic and social environment to continue to serve our customers and the communities in which we operate, and are actively pursuing new customers.

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce and conventional grocery and non-food products, including our Private Brands. We also believe we have an opportunity to sell additional services to our customers to help them more efficiently operate their business while leveraging the infrastructure investments we have made. Services we sell to our customers include coupon processing, consumer marketing, retail technology and payments and consumer services. We have realized significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure and eliminating redundant administrative costs. We expect to realize additional cost and revenue synergies in the future.

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

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to an amended distribution agreement. On March 3, 2021, we entered into an amendment to our distribution agreement dated October 30, 2015. The Amendment extended the term of the distribution agreement from September 28, 2025 to September 27, 2027.

We currently operate 71 Retail grocery stores acquired in the Supervalu acquisition. We intend to maximize the value of these assets while, over time, thoughtfully and economically divesting these stores. However, we no longer expect to divest Retail within one year and, as a result, beginning in the fourth quarter of fiscal 2020, prior period information in our Condensed Consolidated Financial Statements included in this Quarterly Report has been revised to reclassify Retail from discontinued operations to continuing operations from information previously presented in our Quarterly Reports. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Changes in trends in consumer behavior could impact our results. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods has benefited the Company; however, consumer spending in the food-away-from-home industry had increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase.

In fiscal 2020, the COVID-19 pandemic, which we refer to as the pandemic, caused a significant increase in food-at-home expenditures as a percentage of total food expenditures. We experienced year-over-year increases in sales and gross profit due to higher Wholesale customer purchases. We expect that food-at-home expenditures as a percentage of total food expenditures will remain higher than recent years until consumer behaviors return to pre-pandemic patterns. We believe that changes in work being done outside of the traditional office setting will contribute to more food being consumed at home. In addition, the elevated levels of unemployment and underemployment due to the pandemic are expected to persist for some time and even after the near-term impact of the pandemic has passed. In general, economic recessions usually result in higher food-at-home expenditures, which would be expected to continue to benefit our customers and result in higher sales. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our EasyOptions, a business-verified buyer’s site for retailers, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey eCommerce platform.

Beginning in the third quarter of fiscal 2020, in response to the outbreak of the pandemic, we took actions to respond to the pandemic, support our associates’ safety and well-being and maximize our logistics network to serve the communities we supply. Our business model allows us to leverage sales increases, and provides growth in operating earnings margin. We have been able to leverage the fixed and variable costs of our supply chain network and administrative expenses. We have incurred incremental costs related to the pandemic, including additional costs for safety protocols and procedures at our distribution centers and retail stores. Despite incremental labor and operating costs, additional volume experienced by our distribution network and retail stores drove higher leverage on fixed facility costs, semi-variable costs and general and administrative expenses.

We expect to continue to benefit from elevated sales and margin buying activity as compared to historical periods prior to the pandemic while food-at-home expenditures as a percentage of total food expenditures remains higher than recent historical periods, and higher on a year-over-year basis. Trends in increased sales and gross margin benefits have lessened since the initial onset of the pandemic. The ultimate impact on our results is dependent upon the severity and duration of the pandemic and any economic downturn, food-at-home purchasing levels and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain and rapidly changing. Any of these disruptions could adversely impact our business and results of operations. Considerable uncertainty remains regarding the future impact of the pandemic on our business, which is discussed further in Part I. Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended August 1, 2020.

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

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we completed the consolidation of the volume of five distribution centers and their related supporting off-site storage facilities into two distribution centers during fiscal 2020. We expect to achieve synergies and cost savings through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. We also expect that the optimization of the Pacific Northwest distribution network will help deliver meaningful synergies contemplated in the Supervalu acquisition. We expanded the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. We are now supplying customers served by former Pacific Northwest locations from our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. In order to maintain service levels of these higher volume Pacific Northwest distribution centers, we incurred incremental operating costs in the first quarter of fiscal 2021 that we believe temporarily reduced the realization of synergy benefits from this network consolidation.

To support our continued growth on the East coast, we entered into a new lease agreement for approximately 1.3 million square foot facility. The lease agreement commenced in the third quarter of fiscal 2021 when we took control of the facility to make our tenant improvements. We expect to recognize an operating lease asset and an operating lease liability for this distribution center in the third quarter of fiscal 2021 and expect to begin distribution out of this facility in the second half of calendar 2021.

To support our continued growth within southern California, we began operating a newly leased facility with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option with a delayed purchase provision to acquire the real property of this distribution center, agreeing to pay approximately $151.9 million for the facility, subject to finalization. We expect to engage a real estate partner to monetize the real property of this location, including through a sale-leaseback transaction that would ultimately reduce rents paid for this property compared to current levels, which we expect would occur on or before June 2022.

We continue to evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Distribution Center Sales

In the second quarter of fiscal 2021, we received $35.1 million from the collection of a short-term note receivable, representing the remaining proceeds related to the fiscal 2020 sale of a distribution center. As we consolidate our distribution network, we may sell additional owned facilities or exit leased facilities.

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

Our strategy remains unchanged and we expect to divest all of our Retail operations in the future. As part of that process we plan to maximize value as part of the divestiture process, including limiting liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some of these retail operations, but some reductions in supply volume may result from the divestiture of certain of these retail operations. Actions associated with retail divestitures and potential resulting adjustments to our core cost structure for our wholesale food distribution business, are expected to generate headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time, or one-time lump sum payments on a net present value basis. In addition, we are evaluating various options to address our off-balance sheet liability under certain of our multiemployer pension plans, irrespective of the retail divestiture process, which actions may result in significant costs or charges. The extent of these costs and charges will be determined based on outcomes achieved under the process undertaken to minimize or eliminate the liability for the respective multiemployer pension plan. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of the second quarter of fiscal 2021 include four Shoppers stores, and for historical periods, results of discontinued operations include the Hornbacher’s and Shop ‘n Save and Shop ‘n Save East retail banners, which were divested in fiscal 2019, and Shoppers stores that were sold or closed in fiscal 2020 and fiscal 2021. In addition, cash flows from discontinued operations include real estate sales related to those historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the Supervalu acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to that date, we reviewed the fair value, less cost to sell, of these disposal groups.

We may incur additional costs and charges in the future related to the divestiture of Retail if these locations are subsequently sold, indicators exist that the business may be impaired, or if we incur employee-related charges or wind-down costs.

Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC, the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. During fiscal 2021, we expect to earn less than $20 million under this agreement. We expect that services provided under the Services Agreement will wind down at or near the end of the initial term in December 2021. At that time, we would lose the revenue associated with this agreement, and if we are not able to eliminate fixed or variable costs associated with servicing this agreement concurrent with the decline in revenue, we would incur a decrease in operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the second quarter of fiscal 2021. In the aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation of less than one percent in the second quarter of fiscal 2021. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

Business Performance Assessment and Composition of Condensed Consolidated Statements of Operations

Net sales

Our net sales consist primarily of sales of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by us to customers for shipping and handling and fuel surcharges.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less net income attributable to noncontrolling interests, plus Total other expense, net and (Benefit) provision for income taxes, plus Depreciation and amortization calculated in accordance with GAAP, plus non-GAAP adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, Goodwill and asset impairment charges, Loss (gain) on sale of assets, certain legal charges and gains, certain other non-cash charges or items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the presentation of Retail within continuing operations discussed in Note 1—Significant Accounting Policies in Part II, Item 8 of the Annual Report on Form 10-K.

	13-Week Period Ended			26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	Change	January 30, 2021	February 1, 2020	Change
Net sales	$6,888,133	$6,431,382	$456,751	$13,560,740	$12,727,994	$832,746
Cost of sales	5,897,774	5,514,057	383,717	11,603,882	10,903,458	700,424
Gross profit	990,359	917,325	73,034	1,956,858	1,824,536	132,322
Operating expenses	866,880	862,732	4,148	1,767,842	1,746,420	21,422
Goodwill and asset impairment charges	—	—	—	—	425,405	(425,405)
Restructuring, acquisition and integration related expenses	17,783	36,522	(18,739)	34,211	51,194	(16,983)
Loss on sale of assets	399	524	(125)	169	434	(265)
Operating income (loss)	105,297	17,547	87,750	154,636	(398,917)	553,553
Other expense (income):
Net periodic benefit income, excluding service cost	(17,127)	(3,277)	(13,850)	(34,160)	(14,661)	(19,499)
Interest expense, net	50,944	48,836	2,108	120,077	98,545	21,532
Other, net	(1,674)	(1,220)	(454)	(2,472)	(1,620)	(852)
Total other expense, net	32,143	44,339	(12,196)	83,445	82,264	1,181
Income (loss) from continuing operations before income taxes	73,154	(26,792)	99,946	71,191	(481,181)	552,372
Provision (benefit) for income taxes	16,392	(12,808)	29,200	15,401	(79,763)	95,164
Net income (loss) from continuing operations	56,762	(13,984)	70,746	55,790	(401,418)	457,208
Income (loss) from discontinued operations, net of tax	3,803	(16,076)	19,879	5,099	(12,050)	17,149
Net income (loss) including noncontrolling interests	60,565	(30,060)	90,625	60,889	(413,468)	474,357
Less net income attributable to noncontrolling interests	(1,605)	(650)	(955)	(2,972)	(1,169)	(1,803)
Net income (loss) attributable to United Natural Foods, Inc.	$58,960	$(30,710)	$89,670	$57,917	$(414,637)	$472,554

Adjusted EBITDA	$206,295	$131,110	$75,185	$365,252	$252,804	$112,448

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income (loss) from discontinued operations, net of tax.

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net income (loss) from continuing operations	$56,762	$(13,984)	$55,790	$(401,418)
Adjustments to continuing operations net income (loss):
Less net income attributable to noncontrolling interests	(1,605)	(650)	(2,972)	(1,169)
Total other expense, net	32,143	44,339	83,445	82,264
Provision (benefit) for income taxes	16,392	(12,808)	15,401	(79,763)
Depreciation and amortization	66,534	69,219	143,723	144,360
Share-based compensation	12,673	5,134	26,822	9,059
Goodwill and asset impairment charges(1)	—	—	—	425,405
Restructuring, acquisition and integration related expenses(2)	17,783	36,522	34,211	51,194
Loss on sale of assets	399	524	169	434
Note receivable charges(3)	—	—	—	12,516
Legal (settlement income) reserve charge(4)	—	(654)	—	1,196
Other retail expense(5)	1,394	—	3,003	—
Adjusted EBITDA of continuing operations	202,475	127,642	359,592	244,078
Adjusted EBITDA of discontinued operations(6)	3,820	3,468	5,660	8,726
Adjusted EBITDA	$206,295	$131,110	$365,252	$252,804

Income (loss) from discontinued operations, net of tax	$3,803	$(16,076)	$5,099	$(12,050)
Adjustments to discontinued operations net income:
Total other expense, net	—	(3)	—	(64)
Benefit for income taxes	(898)	(4,635)	(372)	(3,342)
Restructuring, store closure and other charges, net	915	24,182	933	24,182
Adjusted EBITDA of discontinued operations	$3,820	$3,468	$5,660	$8,726
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
(2)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation post Supervalu acquisition. Fiscal 2020 primarily reflects integration charges, closed property reserve charges and administrative and operational restructuring costs. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.
(4)Reflects a charge to settle a legal proceeding, net of income received to settle a separate legal proceeding.
(5)Reflects expenses associated with event-specific damages to certain retail stores.
(6)We believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of total performance.

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel was as follows (in millions except percentages):

	Net Sales for the 13-Week Period Ended		Increase (Decrease)		Net Sales for the 26-Week Period Ended		Increase (Decrease)
Customer Channel(1)	January 30, 2021	February 1, 2020	$	%	January 30, 2021	February 1, 2020	$	%
Chains	$3,097	$2,909	$188	6%	$6,117	$5,784	$333	6%
Independent retailers	1,701	1,561	140	9%	3,373	3,118	255	8%
Supernatural	1,298	1,211	87	7%	2,512	2,322	190	8%
Retail	621	539	82	15%	1,216	1,054	162	15%
Other	568	566	2	—%	1,149	1,156	(7)	(1)%
Eliminations	(397)	(355)	(42)	12%	(806)	(706)	(100)	14%
Total net sales	$6,888	$6,431	$457	7%	$13,561	$12,728	$833	7%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and for information regarding the recast of sales by customer channel to align with the current period presentation.

Second Quarter

Our net sales for the second quarter of fiscal 2021 increased approximately 7.1% from the second quarter of fiscal 2020. The increase in net sales was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Chains net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the pandemic, partially offset by lower sales from customers and stores lost prior to the pandemic.

Independent retailers net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers response to the pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Supernatural net sales increased primarily due to increased sales related to the pandemic, growth in existing and new product categories, and increased sales to existing and new stores, partially offset by the impact of categories that have been adversely impacted by the pandemic, such as bulk and ingredients used for prepared foods. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Retail’s net sales increased primarily due to a 15.3% increase in identical store sales from higher average basket sizes related to the pandemic. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores. The increase in Retail sales included the benefit of a 187% increase in eCommerce sales at Cub Foods.

Other net sales increased primarily due to higher eCommerce sales, which were primarily offset by a 41% (or $42 million) decline in sales to food service customers resulting from the lower purchases due to the pandemic.

Year-to-Date

Our net sales for fiscal 2021 year-to-date increased approximately 6.5% from fiscal 2020 year-to-date. The increase in net sales was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Chains net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the pandemic, partially offset by lower sales from customers and stores lost prior to the pandemic.

Independent retailers net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers response to the pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Supernatural net sales increased primarily due to increased sales related to the pandemic, growth in existing and new product categories, and increased sales to existing and new stores, partially offset by the impact of categories that have been adversely impacted by the pandemic, such as bulk and ingredients used for prepared foods.

Retail’s net sales increased primarily due to a 15.5% increase in identical store sales from higher average basket sizes related to the pandemic. The increase in Retail sales included the benefit of a 191% increase in eCommerce sales at Cub Foods.

Other net sales decreased primarily due to a 41% (or $90 million) decline in sales to food service customers resulting from the lower purchases due to the pandemic, which were partially offset by higher eCommerce sales.

Cost of Sales and Gross Profit

Our gross profit increased $73.0 million, or 8.0%, to $990.4 million for the second quarter of fiscal 2021, from $917.3 million for the second quarter of fiscal 2020. Our gross profit as a percentage of net sales increased to 14.38% for the second quarter of fiscal 2021 compared to 14.26% for the second quarter of fiscal 2020. The increase in gross profit dollar growth was primarily driven by higher Wholesale and Retail sales volume. The 12 basis point increase in gross profit rate was driven by an increase from Retail, which contributed approximately 0.13% to the growth in the consolidated gross margin rate as a result of lower Retail promotional spending and the Retail segment representing a greater percentage of total net sales. Wholesale and the remaining business’s gross margin rate was approximately flat and included the benefits of lower shrink offset by lower levels of supplier-related income. Included in gross margin for the second quarter of fiscal 2020 was inventory shrink expense of approximately $4.2 million, or 0.07% of net sales, associated with customer bankruptcies.

Our gross profit increased $132.3 million, or 7.3%, to $1,956.9 million for fiscal 2021 year-to-date, from $1,824.5 million for fiscal 2020 year-to-date. Our gross profit as a percentage of net sales increased to 14.43% for fiscal 2021 year-to-date compared to 14.33% for fiscal 2020 year-to-date. The increase in gross profit dollar growth for fiscal 2021 year-to-date when compared to fiscal 2020 year-to-date was primarily driven by higher Wholesale and Retail sales volume. The increase in gross profit rate was driven by a mix increase from Retail resulting from lower promotional spending, and the Retail segment representing a greater percentage of total net sales. In addition, gross profit included lower levels of supplier-related income, partially offset by the benefits of lower shrink.

Operating Expenses

Operating expenses increased $4.1 million, or 0.5%, to $866.9 million, or 12.59% of net sales, for the second quarter of fiscal 2021 compared to $862.7 million, or 13.41% of net sales, for the second quarter of fiscal 2020. Operating expenses in the second quarter of fiscal 2020 included $28.9 million of bad debt expense associated with customer bankruptcies. The remaining decrease in operating expenses as a percent of net sales resulted from leveraging fixed operating expenses over higher net sales and lower benefit costs. Total operating expenses also included share-based compensation expense of $12.7 million and $5.1 million for the second quarters of fiscal 2021 and 2020, respectively.

Operating expenses increased $21.4 million, or 1.2%, to $1,767.8 million, or 13.04% of net sales, for fiscal 2021 year-to-date compared to $1,746.4 million, or 13.72% of net sales, for fiscal 2020 year-to-date. Operating expenses in fiscal 2020 year-to-date included $28.9 million of bad debt expense associated with customer bankruptcies, and $18.8 million of charges and expenses, primarily related to customer notes receivable, surplus property depreciation and a legal reserve charge. The remaining decrease in operating expenses as a percent of net sales was driven by leveraging fixed operating expenses over higher net sales and lower benefit costs, which was partially offset by higher operating costs related to starting up three distribution centers. Total operating expenses also included share-based compensation expense of $26.8 million and $9.1 million for fiscal 2021 and 2020 year-to-date, respectively.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $17.8 million for the second quarter of fiscal 2021, which included $14.7 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition and $3.1 million of closed property charges and costs. Expenses for the second quarter of fiscal 2020 were $36.5 million, which included $20.4 million of closed property charges and costs primarily related to lease asset impairments on Shoppers store and surplus properties exits, $15.4 million of integration related costs primarily related to a multiemployer pension plan withdrawal obligation resulting from distribution center consolidation and $0.7 million of restructuring costs.

Restructuring, acquisition and integration related expenses were $34.2 million for fiscal 2021 year-to-date, which included $29.4 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition and $4.8 million of closed property charges and costs. Expenses for fiscal 2020 year-to-date were $51.2 million, which included $24.7 million of integration costs including a multiemployer pension plan withdrawal obligation resulting from distribution center consolidation and a charge for an off-site storage contract, $24.0 million closed property charges and costs primarily related to lease asset impairments on surplus properties and Shoppers store lease exits and $2.5 million of restructuring costs.

We expect to incur additional costs associated with advisory and integration activities, and distribution center integration costs throughout fiscal 2021 related to our operational restructuring to achieve cost synergies and supply chain efficiencies within continuing operations.

Operating Income (Loss)

Reflecting the factors described above, operating income increased $87.8 million to $105.3 million for the second quarter of fiscal 2021, compared to $17.5 million for the second quarter of fiscal 2020. The operating income increase was primarily driven by an increase in gross profit in excess of operating expenses and lower Restructuring, acquisition and integration related expenses discussed above.

Reflecting the factors described above, operating income increased $553.6 million, to $154.6 million for fiscal 2021 year-to-date, from an operating loss of $398.9 million for fiscal 2020 year-to-date. The increase in operating income was primarily driven by the fiscal 2020 goodwill impairment charge, an increase in gross profit in excess of operating expenses and lower Restructuring, acquisition and integration related expenses discussed above.

Total Other Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net periodic benefit income, excluding service cost	$(17,127)	$(3,277)	$(34,160)	$(14,661)
Interest expense on long-term debt, net of capitalized interest	37,793	43,137	74,989	86,676
Interest expense on finance lease obligations	4,678	2,020	9,546	4,263
Amortization of financing costs and discounts	3,010	3,790	7,009	7,733
Loss on debt extinguishment	5,744	—	29,494	73
Interest income	(281)	(111)	(961)	(200)
Interest expense, net	50,944	48,836	120,077	98,545
Other, net	(1,674)	(1,220)	(2,472)	(1,620)
Total other expense, net	$32,143	$44,339	$83,445	$82,264

The increase in net periodic benefit income, excluding service costs in the second quarter of fiscal 2021 and year-to-date fiscal 2021 reflects the recognition of lower interest costs due to a lower discount rate utilized in the measurement of pension liabilities.

The decrease in interest expense on long-term debt, net of capitalized interest, in the second quarter of fiscal 2021 and year-to-date fiscal 2021 was driven by lower amounts of outstanding debt.

The increase in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made in the second quarter of fiscal 2021 and fiscal 2021 year-to-date. Refer to Note 8—Long-Term Debt for further information.

The increase in interest expense on finance leases in the second quarter of fiscal 2021 and year-to-date fiscal 2021 primarily reflects interest related to a distribution center for which we executed a purchase option with a delayed purchase provision.

Provision (Benefit) for Income Taxes

The effective income tax rate for continuing operations was an expense of 22.4% on pre-tax income compared to a benefit of 47.8% on pre-tax losses for the second quarters of fiscal 2021 and 2020, respectively. The change in the effective income tax rate for the second quarter of fiscal 2021 was primarily driven by a pre-tax loss of approximately $26.8 million in the second quarter of fiscal 2020 compared to pre-tax income of approximately $73.2 million in the second quarter of fiscal 2021. In addition, the change in the rate is partially driven by a discrete tax benefit of approximately $2.8 million in the second quarter of fiscal 2021 related to the release of unrecognized tax positions versus a discrete tax benefit of approximately $0.5 million for this item in the second quarter of fiscal 2020. The tax provision had $3.1 million and $0.1 million of discrete tax benefits, including those mentioned above, for the second quarters of fiscal 2021 and fiscal 2020, respectively.

The effective income tax rate for continuing operations was an expense of 21.6% on pre-tax income compared to a benefit of 16.6% on pre-tax losses for fiscal 2021 year-to-date and fiscal 2020 year-to-date, respectively. The change in the effective income tax rate was primarily driven by a discrete tax benefit in fiscal 2021 year-to-date for employee stock vestings versus a discrete tax expense for this item in fiscal 2020 year-to-date, as well as a discrete tax benefit for the release of unrecognized tax positions in fiscal 2021 year-to-date versus a discrete tax expense for this item in fiscal 2020 year-to-date. In addition, fiscal 2020 year-to-date was impacted by a goodwill impairment charge that did not repeat in fiscal 2021 year-to-date. The tax provision had $3.5 million and $64.4 million of discrete tax benefits for fiscal 2021 and fiscal 2020 year-to-date, respectively.

Income (Loss) from Discontinued Operations, Net of Tax

The results of operations for the second quarter of fiscal 2021 reflect net sales of $23.0 million for which we recognized $7.2 million of gross profit and Income (loss) from discontinued operations, net of tax of $3.8 million. Net sales and gross profit of discontinued operations decreased $52.1 million and $11.3 million, respectively, for the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020, which was partially offset by an increase in identical store sales results driven by the impacts of the pandemic.

The results of operations for fiscal 2021 year-to-date reflect net sales of $47.8 million for which we recognized $15.3 million of gross profit and Income (loss) from discontinued operations, net of tax of $5.1 million. Net sales and gross profit of discontinued operations decreased $122.9 million and $33.8 million, respectively, for the fiscal 2021 year-to-date as compared to fiscal 2020 year-to-date primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020 year-to-date, which was partially offset by an increase in identical store sales results driven by the impacts of the pandemic. Discontinued operations for fiscal 2020 year-to-date included $24.2 million of charges and costs primarily related to store closures charges and expenses, and asset impairment charges related to exited locations.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 16—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $59.0 million, or $1.00 per diluted common share, for the second quarter of fiscal 2021, compared to a net loss of $30.7 million, or $0.57 loss per diluted common share, for the second quarter of fiscal 2020.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $57.9 million, or $0.98 per diluted common share, for fiscal 2021 year-to-date, compared to a net loss of 414.6 million, or $7.77 loss per diluted common share, for fiscal 2020 year-to-date, which was driven lower due to goodwill impairment charges.

As described in more detail in Note 10—Share-Based Awards in Part I, Item I of this Quarterly Report on Form 10-Q, in fiscal 2021 year-to-date, we granted restricted stock units and performance share units representing a right to receive an aggregate of 2.6 million shares of common stock under our 2020 Equity Incentive Plan.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of January 30, 2021 was $1.16 billion and consisted of the following:
◦Unused credit under our ABL Credit Facility was $1,117.8 million, which decreased $117.0 million from $1,234.8 million as of August 1, 2020, primarily due to an incremental borrowing under the ABL Credit Facility in the second quarter of fiscal 2021 to fund the voluntary prepayment of $150.0 million on the Term Loan Facility.
◦Cash and cash equivalents was $40.5 million, which decreased $6.5 million from $47.0 million as of August 1, 2020.
•Our total debt decreased $110.4 million to $2,387.2 million as of January 30, 2021 from $2,497.6 million as of August 1, 2020, primarily driven by net positive cash flows from operating activities, partially offset by cash capital expenditures, during fiscal 2021 year-to-date.
•Subsequent to the end of the second quarter of fiscal 2021, we amended our Term Loan Agreement which, among other things, reduced the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 75 basis points.
•In the second quarter of fiscal 2021, we made a voluntary prepayment of $150.0 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that will reduce our interest costs. This prepayment will count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2021, if any, which would be due in fiscal 2022.
•In the first quarter of fiscal 2021, we issued $500.0 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) and utilized the net proceeds and borrowings under the ABL Credit Facility to make a $500.0 million prepayment on our Term Loan Facility. In addition, during the first quarter of fiscal 2021, the Company made $108.0 million of additional repayments under the Term Loan Facility, including $72.0 million related to cash flow generated in fiscal 2020, as required under the Term Loan Agreement and a voluntary prepayment of $36.0 million with incremental borrowings under the ABL Credit Facility. Other debt maturities are expected to be $6.5 million in fiscal 2021. We are also obligated to make payments to reduce finance lease obligations. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.
•We expect to be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from asset sales or borrowings under the ABL Credit Facility, which expires in fiscal 2024.
•Working capital increased $20.2 million to $1,355.1 million as of January 30, 2021 from $1,334.8 million as of August 1, 2020, primarily due to a reduction of the current portion of long-term debt resulting from the Term Loan Facility Excess Cash Flow prepayment described above.

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

Long-Term Debt

During fiscal 2021 year-to-date, we borrowed a net $128.3 million under the ABL Credit Facility, repaid $758.0 million on the Term Loan Facility related to mandatory prepayments and voluntary prepayments, and issued $500.0 million of Senior Notes. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability (as defined in the ABL Loan Agreement) is ever less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The Term Loan Agreement, ABL Loan Agreement and Senior Notes contain certain operational and informational covenants customary for debt securities of these types that limit the ability of the Company and its restricted subsidiaries to, among other things, incur debt, declare or pay dividends or make other distributions to stockholders of the Company, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. We were in compliance with all such covenants for all periods presented.. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

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

As of January 30, 2021, we had an aggregate of $1,485.0 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between April 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $101.2 million and are subject to volatility based on changes in market interest rates. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In the first quarter of fiscal 2021, we paid $11.3 million to terminate $954.0 million of notional value interest rate swaps, $504.0 million of which were effective interest swaps and $450.0 million of which were forward starting. The termination payment reflects the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of January 30, 2021, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net liability from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2021 year-to-date were $91.5 million, compared to $91.1 million for fiscal 2020 year-to-date, an increase of $0.4 million. In fiscal 2021 year-to-date, our capital expenditures principally included information technology and supply chain expenditures. Fiscal 2021 capital spending is expected to be in the range of $250 million to $300 million and include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	Change
Net cash provided by operating activities of continuing operations	$205,675	$34,730	$170,945
Net cash used in investing activities of continuing operations	(51,705)	(80,270)	28,565
Net cash (used in) provided by financing activities of continuing operations	(163,492)	15,649	(179,141)
Net cash provided by discontinued operations	2,791	26,937	(24,146)
Effect of exchange rate on cash	265	19	246
Net decrease in cash and cash equivalents	(6,466)	(2,935)	(3,531)
Cash and cash equivalents, at beginning of period	47,117	45,263	1,854
Cash and cash equivalents, at end of period	$40,651	$42,328	$(1,677)

The increase in net cash provided by operating activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to lower cash utilized to build inventories, and higher earnings before taxes, depreciation and amortization, and impairments.

The decrease in net cash used in investing activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to higher cash proceeds for the sale of property and equipment.

The increase in net cash used in financing activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to higher payments of long-term debt attributable to the mandatory and voluntary prepayments on the Term Loan Facility, partially offset by new borrowings from the Senior Notes.

The decrease in cash flows from discontinued operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to lower investing activities cash flow from the sale of property.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in fiscal 2021 and 2020 year-to-date pursuant to the share repurchase program. As of January 30, 2021, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2021. Additionally, our ABL Credit Facility, Term Loan Facility, and Senior Notes contain terms that limit our ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

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

	13-Week Period Ended			26-Week Period Ended
(in thousands)	January 30, 2021	February 1, 2020	Change	January 30, 2021	February 1, 2020	Change
Net sales:
Wholesale	$6,608,775	$6,206,918	$401,857	$13,040,058	$12,274,225	$765,833
Retail	620,871	538,629	82,242	1,215,782	1,053,855	161,927
Other	55,428	41,073	14,355	111,040	106,152	4,888
Eliminations	(396,941)	(355,238)	(41,703)	(806,140)	(706,238)	(99,902)
Total Net sales	$6,888,133	$6,431,382	$456,751	$13,560,740	$12,727,994	$832,746
Continuing operations Adjusted EBITDA:
Wholesale	$186,768	$102,454	$84,314	$309,729	$208,766	$100,963
Retail	25,330	11,428	13,902	49,612	21,990	27,622
Other	(7,845)	14,425	(22,270)	(3,695)	12,828	(16,523)
Eliminations	(1,778)	(665)	(1,113)	3,946	494	3,452
Total continuing operations Adjusted EBITDA	$202,475	$127,642	$74,833	$359,592	$244,078	$115,514

Net Sales

Second Quarter

Wholesale’s net sales increased primarily due to growth in sales to existing customers in the Chains, Independent retailers and Supernatural channels. Sales growth was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Retail’s net sales increased primarily due to a 15.3% increase in identical store sales from higher average basket sizes related to the pandemic.

The increase in eliminations net sales was driven by higher Wholesale sales to Retail to support Retail’s continued sales growth.

Year-to-Date

Wholesale’s net sales increased primarily due to growth in sales to existing customers in the Chains, Independent retailers and Supernatural channels. Sales growth was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Retail’s net sales increased primarily due to a 15.5% increase in identical store sales from higher average basket sizes related to the pandemic.

The increase in eliminations net sales was driven by higher Wholesale sales to Retail to support Retail’s continued sales growth.

Adjusted EBITDA

Second Quarter

Wholesale’s Adjusted EBITDA increased 82.3% for the second quarter of fiscal 2021 from the second quarter of fiscal 2020. The increase was driven by leveraged sales growth. Wholesale’s gross profit dollar growth for the second quarter of fiscal 2021 was $49.5 million and gross profit rate was flat to the second quarter of fiscal 2020; however, it included the benefits of lower shrink offset by lower levels of supplier-related income. Wholesale’s operating expense, excluding depreciation and amortization and stock-based compensation, decreased $34.8 million driven by $28.9 million of lower bad debt expense associated with customer bankruptcies. Wholesale’s operating expense rate decreased 117 basis points primarily driven by leveraging fixed and variable costs, and lower bad debt expense. Wholesale depreciation expense decreased $7.0 million compared to last year.

Retail’s Adjusted EBITDA increased 121.6% for the second quarter of fiscal 2021 from the second quarter of fiscal 2020. The increase was driven by leveraged sales growth from increases in food-at-home purchases that drove sales at our stores. Wholesale’s gross profit dollar growth for the second quarter of fiscal 2021 was $26.3 million and gross profit rate increased 76 basis points from lower promotional activity. Retail’s operating expense increased $11.4 million, excluding depreciation and amortization and stock-based compensation, and operating expense rate decreased 133 basis points driven by fixed and variable cost leveraging. Retail’s depreciation and amortization expense increased $5.9 million primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we are required to begin recording depreciation and amortization expense.

Year-To-Date

Wholesale’s Adjusted EBITDA increased 48.4% for fiscal 2021 year-to-date from fiscal 2020 year-to-date. The increase was driven by leveraged sales growth, which was partially offset by higher operating costs related to starting up three distribution centers. Gross profit dollar growth for fiscal 2021 year-to-date was $77.8 million and gross profit rate decreased 13 basis points driven by lower supplier income, partially offset by lower shrink. Wholesale’s operating expense increased $23.2 million, excluding depreciation and amortization and stock-based compensation. Wholesale’s operating expense rate decreased 80 basis points primarily driven by leveraging fixed and variable costs, and lower bad debt expense, which was partially offset by higher operating costs related to starting up three distribution centers. Wholesale depreciation expense decreased $7.2 million.

Retail’s Adjusted EBITDA increased 125.6% for fiscal 2021 year-to-date from fiscal 2020 year-to-date. The increase was driven by leveraged sales growth from increases in food-at-home purchases that drove sales at our stores. Gross profit dollar growth for fiscal 2021 year-to-date was $53.4 million and gross profit rate increased 87 basis points from lower promotional activity. Retail’s operating expense increased $23.9 million, excluding depreciation and amortization and stock-based compensation, and operating expense rate decreased 125 basis points driven by fixed and variable cost leveraging. Retail’s depreciation and amortization expense increased $11.9 million primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we are required to begin recording depreciation and amortization expense.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 30, 2021. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2016, as part of a hazardous waste enforcement campaign by the California Attorney General’s Office and local district attorneys, Unified Grocers received a subpoena from the Yolo County District Attorney regarding hazardous waste management and storage at its Stockton and Commerce, California distribution centers. We have provided requested documents and cooperated fully with the investigation. On May 24, 2018, the District Attorney toured the Stockton distribution center and generally found the distribution center to be in compliance, and minor items noted regarding labeling have been addressed. In the second quarter of fiscal 2021, we negotiated a settlement with the District Attorney, which includes the payment of an immaterial amount for penalties and costs as well as certain agreed upon additional reporting and compliance obligations. The settlement is memorialized in a Stipulation for Entry of Final Judgment and Permanent Injunction signed by all parties. The Court entered the order approving the final judgment and injunction on December 10, 2020.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
November 1, 2020 to December 5, 2020	320	$16.62	—	$—
December 6, 2020 to January 2, 2021	1,655	15.63	—	—
January 3, 2021 to January 30, 2021	347	22.81	—	175.8
Total	2,322	$16.84	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 2,322 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of January 30, 2021, there was approximately $175.8 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the second quarter of fiscal 2021.

Item 5. Other Information

On March 9, 2021, we entered into the Second Amendment to Mr. Spinner’s Amended and Restated Employment Agreement (“Employment Agreement”), which had been amended pursuant to the First Amendment entered into on February 6, 2020 (“First Amendment”). In the First Amendment, Mr. Spinner agreed to serve as the Company’s CEO until the earlier of July 31, 2021, or the appointment of a new CEO as his successor. The First Amendment set forth certain payments to Mr. Spinner in connection with his agreement to extend the Employment Agreement significantly beyond Mr. Spinner’s desired retirement date.

With the active continuation of the Company’s search for a CEO to replace Mr. Spinner, which, as previously announced, includes both internal and external candidates, the Board requested and Mr. Spinner has agreed, to extend the date of his services as either CEO, or after a new CEO is appointed, to provide consultancy services, as applicable, for an additional three months from the end of his current Employment Agreement (July 31, 2021), to October 31, 2021.

In particular, the Second Amendment provides that Mr. Spinner will continue to serve as CEO until his successor is appointed (the “Transition Date”), but no later than October 31, 2021; and, Mr. Spinner will, at the Company’s discretion, continue to serve as an executive management and board advisor for twelve months after the Transition Date. In exchange for Mr. Spinner agreeing to serve as the Company’s CEO until the Transition Date, and thereafter to provide consultancy services to the Company, if applicable, until at least October 31, 2021, and, at the Company’s discretion, for up to twelve months after the Transition Date, the Company has agreed, that:

a.with respect to the Company’s 2021 fiscal year, Mr. Spinner’s annual cash incentive compensation (short-term bonus) that otherwise would be prorated under the First Amendment if Mr. Spinner ceased being CEO prior to July 31, 2021, will not be prorated regardless of when the Transition Date occurs;
b.with respect to the Company’s 2022 fiscal year, provided that Mr. Spinner is serving as CEO on or after August 1, 2021, Mr. Spinner’s 2022 cash incentive compensation shall be prorated, on an annual basis based on the number of full calendar months elapsed in the fiscal year between August 1, 2021 and the Transition Date (three months maximum to October 31, 2021), based on Mr. Spinner’s cash incentive target of $1,800,000;
c.Mr. Spinner’s fiscal 2021 equity award under the long-term incentive plan, granted in October of 2020, that otherwise would be prorated under the First Amendment if Mr. Spinner ceased being CEO prior to October 12, 2021, will not be prorated regardless of when the Transition Date occurs; and
d.as of the Transition Date, when Mr. Spinner ceases to be CEO, and begins to provide consultant services, his compensation as CEO shall end, except as described above, and he will receive, on an annualized basis, $250,000 in consideration for the consultant services.

The Second Amendment also expressly provides that Mr. Spinner shall not be eligible for any additional equity grants under the long-term incentive plan whatsoever, for fiscal year 2022 or otherwise, even if he remains the Company’s CEO after the fiscal year 2022 equity grant date on or about October 15, 2021. Except as described above, all of the other material terms of Mr. Spinner’s Amended and Restated Employment Agreement remain substantially unchanged and in full force and effect. A copy of the Second Amendment to Amended and Restated Employment Agreement is filed herewith as Exhibit 10.11.

On March 8, 2021, in connection with the Company’s ongoing CEO search, we entered into a Retention Agreement with Christopher Testa, our President. Pursuant to the agreement, Mr. Testa will be entitled to a retention payment of $675,000, provided that he continues his service with the Company through February 1, 2022, or upon his earlier termination by the Company other than for Cause (as defined in the Retention Agreement). A copy of the Retention Agreement is filed herewith as Exhibit 10.10.

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
10.1**
Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, filed on December 9, 2020 (File No. 001-15723)).

10.2* **	Form of Inducement RSU Award Agreement.
10.3*
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto.

10.4
First Amendment to Agreement for Distribution of Products, dated as of March 3, 2021, by and among the Registrant and Whole Foods Market Distribution, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 4, 2021 (File No. 001-15723)).

10.5* **	Change of Control Severance Agreement, dated as of November 30, 2015, by and among SUPERVALU INC. and Michael Stigers.
10.6* **	Transition Agreement, dated as of October 22, 2018, by and among the Registrant, SUPERVALU INC. and Michael Stigers.
10.7* **	First Amendment to Transition Agreement, dated as of March 27, 2019, by and among the Registrant, SUPERVALU INC. and Michael Stigers.
10.8* **	Second Amendment to Transition Agreement, dated as of May 12, 2020, by and among the Registrant, SUPERVALU INC. and Michael Stigers.
10.9* **	Third Amendment to Transition Agreement, dated as of March 9, 2021, by and among the Registrant, SUPERVALU INC. and Michael Stigers.
10.10* **	Retention Agreement, dated as March 8, 2021, by and between the Registrant and Christopher Testa.
10.11* **	Second Amendment to Amended and Restated Employment Agreement, dated as of March 9, 2021, by and between the Registrant and Steven L. Spinner.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on March 10, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

Dated:  March 10, 2021