Form 10-Q
period 2021-05-01
UNITED NATURAL FOODS INC
filed 2021-06-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 4, 2021 there were 56,349,864 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	May 1, 2021	August 1, 2020
ASSETS
Cash and cash equivalents	$39,495	$46,993
Accounts receivable, net	1,106,578	1,120,199
Inventories, net	2,293,877	2,280,767
Prepaid expenses and other current assets	140,948	251,891
Current assets of discontinued operations	4,899	5,067
Total current assets	3,585,797	3,704,917
Property and equipment, net	1,715,034	1,701,216
Operating lease assets	1,088,058	982,808
Goodwill	20,495	19,607
Intangible assets, net	909,590	969,600
Deferred income taxes	105,332	107,624
Other long-term assets	95,088	97,285
Long-term assets of discontinued operations	1,430	3,915
Total assets	$7,520,824	$7,586,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,599,995	$1,633,448
Accrued expenses and other current liabilities	259,702	281,956
Accrued compensation and benefits	235,677	228,832
Current portion of operating lease liabilities	138,844	131,022
Current portion of long-term debt and finance lease liabilities	23,700	83,378
Current liabilities of discontinued operations	6,996	11,438
Total current liabilities	2,264,914	2,370,074
Long-term debt	2,314,215	2,426,994
Long-term operating lease liabilities	976,691	873,990
Long-term finance lease liabilities	132,975	143,303
Pension and other postretirement benefit obligations	236,927	292,128
Other long-term liabilities	294,025	336,487
Long-term liabilities of discontinued operations	15	1,738
Total liabilities	6,219,762	6,444,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 56,956 shares issued and 56,341 shares outstanding at May 1, 2021; 55,306 shares issued and 54,691 shares outstanding at August 1, 2020	570	553
Additional paid-in capital	588,324	568,736
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(197,092)	(237,946)
Retained earnings	934,871	837,633
Total United Natural Foods, Inc. stockholders’ equity	1,302,442	1,144,745
Noncontrolling interests	(1,380)	(2,487)
Total stockholders’ equity	1,301,062	1,142,258
Total liabilities and stockholders’ equity	$7,520,824	$7,586,972

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net sales	$6,619,842	$7,031,718	$20,180,582	$19,759,712
Cost of sales	5,653,043	5,981,486	17,256,925	16,884,944
Gross profit	966,799	1,050,232	2,923,657	2,874,768
Operating expenses	866,463	911,007	2,634,305	2,657,427
Goodwill and asset impairment charges	—	—	—	425,405
Restructuring, acquisition and integration related expenses	9,867	14,557	44,078	65,751
(Gain) loss on sale of assets	(25)	351	144	785
Operating income (loss)	90,494	124,317	245,130	(274,600)
Other expense (income):
Net periodic benefit income, excluding service cost	(17,128)	(12,758)	(51,288)	(27,419)
Interest expense, net	43,500	47,269	163,577	145,814
Other, net	(989)	(1,842)	(3,461)	(3,462)
Total other expense, net	25,383	32,669	108,828	114,933
Income (loss) from continuing operations before income taxes	65,111	91,648	136,302	(389,533)
Provision (benefit) for income taxes	16,812	(2,799)	32,213	(82,562)
Net income (loss) from continuing operations	48,299	94,447	104,089	(306,971)
Income (loss) from discontinued operations, net of tax	1,653	(4,078)	6,752	(16,128)
Net income (loss) including noncontrolling interests	49,952	90,369	110,841	(323,099)
Less net income attributable to noncontrolling interests	(1,394)	(2,238)	(4,366)	(3,407)
Net income (loss) attributable to United Natural Foods, Inc.	$48,558	$88,131	$106,475	$(326,506)

Basic earnings (loss) per share:
Continuing operations	$0.83	$1.72	$1.78	$(5.80)
Discontinued operations	$0.03	$(0.08)	$0.12	$(0.30)
Basic earnings (loss) per share	$0.86	$1.64	$1.90	$(6.10)
Diluted earnings (loss) per share:
Continuing operations	$0.77	$1.67	$1.67	$(5.80)
Discontinued operations	$0.03	$(0.08)	$0.11	$(0.30)
Diluted earnings (loss) per share	$0.80	$1.60	$1.78	$(6.10)
Weighted average shares outstanding:
Basic	56,458	53,718	56,028	53,485
Diluted	60,539	55,217	59,676	53,485

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net income (loss) including noncontrolling interests	$49,952	$90,369	$110,841	$(323,099)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(301)	(574)	(807)	7,368
Recognition of interest rate swap cash flow hedges, net of tax(2)	14,127	(39,066)	35,838	(46,499)
Foreign currency translation adjustments	2,907	(3,585)	6,164	(3,561)
Recognition of other cash flow derivatives, net of tax(3)	(296)	—	(341)	—
Total other comprehensive income (loss)	16,437	(43,225)	40,854	(42,692)
Less comprehensive income attributable to noncontrolling interests	(1,394)	(2,238)	(4,366)	(3,407)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$64,995	$44,906	$147,329	$(369,198)

(1)Amounts are net of tax (benefit) expense of $(0.1) million, $(0.2) million, $(0.3) million and $2.4 million, respectively.
(2)Amounts are net of tax expense (benefit) of $4.8 million, $(13.4) million, $12.3 million and $(15.9) million, respectively.
(3)Amounts are net of tax benefit of $(0.1) million, $— million, $(0.1) million and $— million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended May 1, 2021 and May 2, 2020
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 30, 2021	56,763	$568	615	$(24,231)	$581,096	$(213,529)	$886,313	$1,230,217	$(1,151)	$1,229,066
Restricted stock vestings	163	2	—	—	(3,054)	—	—	(3,052)	—	(3,052)
Share-based compensation	—	—	—	—	9,918	—	—	9,918	—	9,918
Other comprehensive income	—	—	—	—	—	16,437	—	16,437	—	16,437
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,622)	(1,622)
Proceeds from issuance of common stock, net	30	—	—	—	514	—	—	514	—	514
Acquisition of noncontrolling interests	—	—	—	—	(150)	—	—	(150)	(1)	(151)
Net income	—	—	—	—	—	—	48,558	48,558	1,394	49,952
Balances at May 1, 2021	56,956	$570	615	$(24,231)	$588,324	$(197,092)	$934,871	$1,302,442	$(1,380)	$1,301,062

Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$691,640	$1,095,431	$(2,966)	$1,092,465
Restricted stock vestings	21	—	—	—	(143)	—	—	(143)	—	(143)
Share-based compensation	—	—	—	—	11,137	—	—	11,137	—	11,137
Other comprehensive loss	—	—	—	—	—	(43,225)	—	(43,225)	—	(43,225)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,127)	(1,127)
Proceeds from issuance of common stock, net	1,096	11	—	—	11,844	—	—	11,855	—	11,855
Net income	—	—	—	—	—	—	88,131	88,131	2,238	90,369
Balances at May 2, 2020	55,292	$553	615	$(24,231)	$558,738	$(151,645)	$779,771	$1,163,186	$(1,855)	$1,161,331

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended May 1, 2021 and May 2, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 1, 2020	55,306	$553	615	$(24,231)	$568,736	$(237,946)	$837,633	$1,144,745	$(2,487)	$1,142,258
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9,237)	(9,237)	—	(9,237)
Restricted stock vestings	1,606	17	—	—	(13,466)	—	—	(13,449)	—	(13,449)
Share-based compensation	—	—	—	—	32,847	—	—	32,847	—	32,847
Other comprehensive income	—	—	—	—	—	40,854	—	40,854	—	40,854
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,082)	(3,082)
Proceeds from issuance of common stock, net	44	—	—	—	721	—	—	721	—	721
Acquisition of noncontrolling interests	—	—	—	—	(514)	—	—	(514)	(177)	(691)
Net income	—	—	—	—	—	—	106,475	106,475	4,366	110,841
Balances at May 1, 2021	56,956	$570	615	$(24,231)	$588,324	$(197,092)	$934,871	$1,302,442	$(1,380)	$1,301,062

Balances at August 3, 2019	53,501	535	615	(24,231)	530,801	(108,953)	1,108,890	1,507,042	(2,737)	1,504,305
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2,613)	(2,613)	—	(2,613)
Restricted stock vestings	464	5	—	—	(1,020)	—	—	(1,015)	—	(1,015)
Share-based compensation	—	—	—	—	15,088	—	—	15,088	—	15,088
Other comprehensive loss	—	—	—	—	—	(42,692)	—	(42,692)	—	(42,692)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,525)	(2,525)
Proceeds from issuance of common stock, net	1,327	13	—	—	13,869	—	—	13,882	—	13,882
Net (loss) income	—	—	—	—	—	—	(326,506)	(326,506)	3,407	(323,099)
Balances at May 2, 2020	55,292	$553	615	$(24,231)	$558,738	$(151,645)	$779,771	$1,163,186	$(1,855)	$1,161,331

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(In thousands)	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$110,841	$(323,099)
Income (loss) from discontinued operations, net of tax	6,752	(16,128)
Net income (loss) from continuing operations	104,089	(306,971)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	210,088	214,002
Share-based compensation	32,847	15,088
Loss on sale of assets	144	785
Closed property and other restructuring charges	3,399	36,662
Goodwill and asset impairment charges	—	425,405
Net pension and other postretirement benefit income	(51,252)	(27,419)
Deferred income tax benefit	(2,076)	(17,381)
LIFO charge	18,741	20,463
(Recoveries) provision for losses on receivables, net	(2,672)	44,238
Loss on debt extinguishment	30,373	73
Non-cash interest expense and other adjustments	15,127	10,993
Changes in operating assets and liabilities	(24,438)	33,290
Net cash provided by operating activities of continuing operations	334,370	449,228
Net cash provided by operating activities of discontinued operations	2,074	3,051
Net cash provided by operating activities	336,444	452,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(165,457)	(126,803)
Proceeds from dispositions of assets	57,329	29,650
Other	(4,111)	(2,380)
Net cash used in investing activities of continuing operations	(112,239)	(99,533)
Net cash provided by investing activities of discontinued operations	1,523	26,503
Net cash used in investing activities	(110,716)	(73,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	500,000	2,050
Proceeds from borrowings under revolving credit line	3,451,529	3,244,573
Proceeds from issuance of other loans	—	6,266
Repayments of borrowings under revolving credit line	(3,368,951)	(3,508,573)
Repayments of long-term debt and finance leases	(787,232)	(111,923)
Proceeds from the issuance of common stock and exercise of stock options	721	5,662
Payment of employee restricted stock tax withholdings	(13,449)	(1,015)
Payments for debt issuance costs	(12,339)	—
Distributions to noncontrolling interests	(3,082)	(2,525)
Repayments of other loans	(163)	—
Other	(691)	—
Net cash used in financing activities	(233,657)	(365,485)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	443	(290)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,486)	13,474
Cash and cash equivalents, at beginning of period	47,117	45,263
Cash and cash equivalents, at end of period	39,631	58,737
Less: cash and cash equivalents of discontinued operations	(136)	(120)
Cash and cash equivalents	$39,495	$58,617
Supplemental disclosures of cash flow information:
Cash paid for interest	$118,441	$139,040
Cash (refunds) for federal and state income taxes, net	(21,847)	(24,236)
Leased assets obtained in exchange for new operating lease liabilities	226,570	154,888
Leased assets obtained in exchange for new finance lease liabilities	468	92,843
Additions of property and equipment included in accounts payable	$49,182	$20,547
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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2021 and 2020 relate to the 13-week fiscal quarters ended May 1, 2021 and May 2, 2020, respectively. References to fiscal 2021 and 2020 year-to-date relate to the 39-week fiscal periods ended May 1, 2021 and May 2, 2020, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of May 1, 2021 and August 1, 2020, the Company had net book overdrafts of $243.4 million and $267.8 million, respectively.

Reclassifications

Within the Condensed Consolidated Statements of Cash Flows certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each fiscal year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $62.0 million and $43.3 million at May 1, 2021 and August 1, 2020, respectively.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises as authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this standard on a prospective basis in the first quarter of fiscal 2021. The Company expects to incur immaterial implementation costs in fiscal 2021. Under this standard, the Company is required to defer these costs and recognize these costs as a service expense over future periods. Adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 requires entities to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting benefit obligations, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures. The Company adopted this guidance in the first quarter of fiscal 2021. The provisions of the new standard do not have any effect on other disclosures in these Condensed Consolidated Financial Statements but will require disclosure updates in the Company’s annual audited consolidated financial statements.

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

	Net Sales for the 13-Week Period Ended
(in millions)(1)	May 1, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(3)	Consolidated
Chains	$2,949	$—	$—	$—	$2,949
Independent retailers	1,599	—	—	—	1,599
Supernatural	1,287	—	—	—	1,287
Retail	—	578	—	—	578
Other	525	—	55	—	580
Eliminations	—	—	—	(373)	(373)
Total	$6,360	$578	$55	$(373)	$6,620

	Net Sales for the 13-Week Period Ended
(in millions)(1)	May 2, 2020(2)
Customer Channel	Wholesale	Retail	Other	Eliminations(3)	Consolidated
Chains	$3,125	$—	$—	$—	$3,125
Independent retailers	1,805	—	—	—	1,805
Supernatural	1,279	—	—	—	1,279
Retail	—	637	—	—	637
Other	541	—	58	—	599
Eliminations	—	—	—	(414)	(414)
Total	$6,750	$637	$58	$(414)	$7,032

	Net Sales for the 39-Week Period Ended
(in millions)(1)	May 1, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(3)	Consolidated
Chains	$9,066	$—	$—	$—	$9,066
Independent retailers	4,972	—	—	—	4,972
Supernatural	3,799	—	—	—	3,799
Retail	—	1,794	—	—	1,794
Other	1,563	—	166	—	1,729
Eliminations	—	—	—	(1,179)	(1,179)
Total	$19,400	$1,794	$166	$(1,179)	$20,181

	Net Sales for the 39-Week Period Ended
(in millions)(1)	May 2, 2020(2)
Customer Channel	Wholesale	Retail	Other	Eliminations(3)	Consolidated
Chains	$8,909	$—	$—	$—	$8,909
Independent retailers	4,923	—	—	—	4,923
Supernatural	3,601	—	—	—	3,601
Retail	—	1,691	—	—	1,691
Other	1,591	—	164	—	1,755
Eliminations	—	—	—	(1,120)	(1,120)
Total	$19,024	$1,691	$164	$(1,120)	$19,760
(1)As a result of displaying amounts in millions, totals may not sum due to rounding.

(2)In the first quarter of fiscal 2021, the presentation of net sales by customer channel was recast to present the Chains and Other channel exclusive of the intercompany eliminations and present total eliminations separately. There was no impact to the Condensed Consolidated Statements of Operations. The Company believes this modified basis better reflects its channel presentation, as it further aligns with segment presentation and how sales channel information would appear following the potential disposition of Retail, assuming all banners retain a supply agreement. In addition, during the fourth quarter of fiscal 2020, the presentation of net sales by customer channel was recast to be presented on a basis consistent with customer size. International customers other than Canada, and alternative format sales continue to be classified within Other. The main effect of the change was to re-categorize the former Supermarkets and Independents channels, previously classified by the majority of product carried by those customers between conventional and natural products, respectively, to classify those stores by the number of customer locations we supply. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. The Company believes this modified basis better reflects the nature and economic risks of cash flows from customers.
(3)Eliminations primarily includes the net sales elimination of Wholesale’s sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $12.4 million and $16.8 million in the third quarters of fiscal 2021 and 2020, respectively, and $40.2 million and $108.9 million in fiscal 2021 and 2020 year-to-date, respectively.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in thousands)	May 1, 2021	August 1, 2020
Customer accounts receivable	$1,143,399	$1,156,694
Allowance for uncollectible receivables	(51,502)	(55,928)
Other receivables, net	14,681	19,433
Accounts receivable, net	$1,106,578	$1,120,199

Notes receivable, net, included within Prepaid expenses and other current assets	$10,317	$49,268
Long-term notes receivable, net, included within Other assets	$17,219	$25,800

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
2019 SUPERVALU INC. restructuring expenses	$—	$1,492	$—	$3,993
Restructuring and integration costs	12,047	552	41,489	25,257
Closed property (recoveries) charges and costs	(2,180)	12,513	2,589	36,501
Total	$9,867	$14,557	$44,078	$65,751

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

Fiscal 2020 Goodwill Impairment Review

During the first quarter of fiscal 2020, the Company changed its management structure and internal financial reporting, which resulted in the requirement to combine the SUPERVALU INC. (“Supervalu”) Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Wholesale reporting units, which included a determination of the fair value of all reporting units.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge included substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 8.5%, which considered observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums, including those reflected in the Company’s market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, the Company recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflected the impairment of all of the U.S. Wholesale reporting unit’s goodwill.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 1, 2020	$9,747	(1)	$9,860	(2)	$19,607
Change in foreign exchange rates	888		—		888
Goodwill as of May 1, 2021	$10,635	(1)	$9,860	(2)	$20,495
(1)Amounts are net of accumulated goodwill impairment charges of $716.5 million as of August 1, 2020 and May 1, 2021.
(2)Amounts are net of accumulated goodwill impairment charges of $9.6 million as of August 1, 2020 and May 1, 2021.

Identifiable intangible assets, net consisted of the following:

	May 1, 2021			August 1, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,008,194	$219,508	$788,686	$1,007,118	$172,832	$834,286
Pharmacy prescription files	32,900	11,772	21,128	32,900	7,964	24,936
Non-compete agreements	—	—	—	12,900	11,500	1,400
Operating lease intangibles	7,763	4,721	3,042	8,193	4,020	4,173
Trademarks and tradenames	83,700	42,779	40,921	83,700	34,708	48,992
Total amortizing intangible assets	1,132,557	278,780	853,777	1,144,811	231,024	913,787
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,188,370	$278,780	$909,590	$1,200,624	$231,024	$969,600
Amortization expense was $18.4 million and $21.9 million for the third quarters of fiscal 2021 and 2020, respectively, and $60.0 million and $65.5 million for fiscal 2021 and 2020 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of May 1, 2021 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2021	$18,192
2022	72,170
2023	71,950
2024	72,399
2025	70,308
2026 and thereafter	548,758
$853,777

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at May 1, 2021
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$2	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,101	$—
Mutual funds	Other long-term assets	$1,550	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1,904	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$32,156	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$47,541	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 1, 2020
(in thousands)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$26	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$36	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$94	$—
Fuel derivatives designated as hedging instruments	Other long-term assets	$—	$23	$—
Mutual funds	Other long-term assets	$1,678	$—	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$197	$—
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$357	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$46,743	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$91,994	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of May 1, 2021, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $34.0 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $35.3 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	May 1, 2021		August 1, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$35,445	$33,127	$77,598	$78,877
Long-term debt, including current portion	$2,327,397	$2,417,797	$2,497,626	$2,535,851

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at May 1, 2021. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of May 1, 2021, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$34.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$1,234.0
(1)The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.
(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In the third quarter of fiscal 2021, in order to reduce its exposure to pay fixed and receive floating interest rate swap contracts due to lower levels of debt balances with floating interest rates, the Company paid $6.3 million to terminate certain outstanding interest rate swaps with a notional amount of $250.0 million. In the first quarter of fiscal 2021, in conjunction with the $500.0 million fixed rate senior unsecured notes offering described below in Note 8—Long-Term Debt, the Company paid $11.3 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504.0 million and certain forward starting interest rate swaps with a notional amount of $450.0 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap termination and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses resulting from the early termination or novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive income and into Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination or novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
(In thousands)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$43,500	$47,269	$163,577	$145,814
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(14,623)	$(6,191)	$(35,186)	$(12,812)
Gain (loss) on interest rate swap contracts not designated as hedging instruments:
Gain (loss) recognized in earnings	$2,969	$—	$(2)	$—

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at May 1, 2021	Fiscal Maturity Year	May 1, 2021	August 1, 2020
Term Loan Facility	3.61%	2026	$1,002,253	$1,773,000
ABL Credit Facility	1.50%	2024	839,290	756,712
Senior Notes	6.75%	2029	500,000	—
Other secured loans	5.17%	2024-2025	39,751	49,268
Debt issuance costs, net			(36,374)	(45,846)
Original issue discount on debt			(17,523)	(35,508)
Long-term debt, including current portion			2,327,397	2,497,626
Less: current portion of long-term debt			(13,182)	(70,632)
Long-term debt			$2,314,215	$2,426,994

Refinancing Activities

During the third quarter of fiscal 2021, the Company entered into an amendment agreement (the “First Term Loan Amendment”) amending the Term Loan Agreement (as defined below). The amendment provides for, among other things, (i) the reduction of the applicable margin for LIBOR loans from 4.25% to 3.50% and the applicable margin for base rate loans from 3.25% to 2.50%, (ii) the appointment of a replacement administrative and collateral agent, and (iii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility.

During the third quarter of fiscal 2021, the Company made a voluntary prepayment of $9.9 million and a mandatory prepayment of $2.8 million under the Term Loan Facility with asset sale proceeds.

During the second quarter of fiscal 2021, the Company made a voluntary prepayment of $150.0 million on the Term Lo an Facility (as defined below) funded with incremental borrowings under the ABL Credit Facility (as defined below) that reduces its interest costs. This prepayment will count towards any requirement from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2021, which would be due in fiscal 2022. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5.7 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which were recorded within Interest expense, net in the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2021.

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

The Senior Notes contain covenants customary for debt securities of this type that limit the ability of the Company and its restricted subsidiaries to, among other things, incur debt, declare or pay dividends or make other distributions to stockholders of the Company, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. The Company was in compliance with all such covenants for all periods presented.

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

As of May 1, 2021, the U.S. Borrowers’ Borrowing Base, net of $173.0 million of reserves, was $2,252.5 million, which is above the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of May 1, 2021, the Canadian Borrower’s Borrowing Base, net of $4.6 million of reserves, was $49.6 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,099.6 million for ABL Loans and letters of credit under the ABL Credit Facility. As of May 1, 2021, the U.S. Borrowers had $839.3 million of ABL Loans outstanding and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $8.8 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of May 1, 2021, the U.S. Borrowers had $117.5 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,142.8 million as of May 1, 2021.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin or (ii) a LIBOR rate and an applicable margin. As of May 1, 2021, the applicable margin for base rate loans was 0.25% and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of May 1, 2021, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the prior fiscal quarter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit

Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of May 1, 2021, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	May 1, 2021	August 1, 2020
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,352,755	$2,270,892
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,064,392	$1,077,682
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets as of May 1, 2021 and August 1, 2020.

Unused credit and fees under the ABL Credit Facility (in thousands, except percentages):	May 1, 2021
Outstanding letters of credit	$117,501
Letter of credit fees	1.375%
Unused credit	$1,142,800
Unused facility fees	0.25%

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

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that, if on or prior to December 31, 2024, that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company (the “Whole Foods Supply Agreement”) has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the Closing Date, then the loans under the Term B Tranche will be payable in full on December 31, 2024. On March 3, 2021, the Company entered into an amendment to the Whole Foods Supply Agreement, which extended the term of the agreement from September 28, 2025 to September 27, 2027, and which satisfies the extension requirement in the Term Loan Agreement.

In fiscal 2021 year-to-date, the Company made prepayments on the Term B Tranche of $770.7 million as described above.
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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of May 1, 2021, there was $570.5 million of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets. Subsequent to May 1, 2021, the Company pledged an additional $123.7 million of owned real property as collateral, which includes eight additional distribution centers.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10.0 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. Based on the Company’s Excess Cash Flow in fiscal 2020, a $72.0 million prepayment was required and paid in the quarter ending October 31, 2020. The potential amount of prepayment from Excess Cash Flow in fiscal 2021 that may be required in fiscal 2022 is not reasonably estimable as of May 1, 2021.

As of May 1, 2021, the borrowings under the Term B Tranche of the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of 2.50% or (ii) a LIBOR rate and a margin of 3.50%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

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

As of May 1, 2021, the Company had borrowings of $1,002.3 million outstanding under the Term B Tranche, which are presented net of debt issuance costs of $19.2 million and an original issue discount on debt of $17.3 million. As of May 1, 2021, no amount of the Term B Tranche was classified as current.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2021 year-to-date are as follows:

(in thousands)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(67)	$(115,296)	$(21,419)	$(101,164)	$(237,946)
Other comprehensive (loss) income before reclassifications	(13)	—	6,164	10,096	16,247
Reclassification of amounts included in net periodic benefit income	—	(807)	—	—	(807)
Reclassification of cash flow hedges	(328)	—	—	25,742	25,414
Net current period Other comprehensive (loss) income	(341)	(807)	6,164	35,838	40,854
Accumulated other comprehensive loss at May 1, 2021	$(408)	$(116,103)	$(15,255)	$(65,326)	$(197,092)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2020 year-to-date are as follows:

(in thousands)	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive income (loss) before reclassifications	1,480	(3,561)	(55,874)	(57,955)
Reclassification of amounts included in net periodic benefit income	(1,722)	—	—	(1,722)
Reclassification of cash flow hedges	—	—	9,375	9,375
Pension settlement charge	7,610	—	—	7,610
Net current period Other comprehensive income (loss)	7,368	(3,561)	(46,499)	(42,692)
Accumulated other comprehensive loss at May 2, 2020	$(25,090)	$(23,643)	$(102,912)	$(151,645)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Pension and postretirement benefit plan obligations:
Reclassification of amounts included in net periodic benefit income(1)	$(404)	$(777)	$(1,117)	$(2,328)	Net periodic benefit income, excluding service cost
Pension settlement charge	—	—	—	10,303	Net periodic benefit income, excluding service cost
Total reclassifications	(404)	(777)	(1,117)	7,975
Income tax expense (benefit)	103	203	310	(2,087)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(301)	$(574)	$(807)	$5,888

Swap agreements:
Reclassification of cash flow hedge	$11,652	$6,191	$35,186	$12,812	Interest expense, net
Income tax benefit	(3,127)	(1,661)	(9,444)	(3,437)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$8,525	$4,530	$25,742	$9,375

Other cash flow hedges:
Reclassification of cash flow hedge	$(612)	$—	$(448)	$—	Cost of sales
Income tax expense	164	—	120	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(448)	$—	$(328)	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service benefit and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of May 1, 2021, the Company expects to reclassify $43.1 million out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

During the second quarter of fiscal 2021, the Company authorized for issuance and registered an additional 3.6 million shares of common stock under the Amended and Restated 2020 Equity Incentive Plan. In fiscal 2021 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers, and certain employees representing a right to receive an aggregate of 2.7 million shares. As of May 1, 2021, there were 3.9 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$12	$14
Interest cost	9,164	13,602	103	236
Expected return on plan assets	(25,965)	(25,765)	(26)	(54)
Amortization of prior service credit	—	—	(350)	(350)
Amortization of net actuarial loss (gain)	261	3	(315)	(430)
Net periodic benefit income	$(16,540)	$(12,160)	$(576)	$(584)

Contributions to benefit plans	$(375)	$(1,500)	$(950)	$(175)

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$36	$42
Interest cost	27,492	43,894	309	708
Expected return on plan assets	(77,894)	(79,834)	(78)	(162)
Amortization of prior service credit	—	—	(1,050)	(1,050)
Amortization of net actuarial loss (gain)	878	9	(945)	(1,287)
Pension settlement charge	—	10,303	—	—
Net periodic benefit income	$(49,524)	$(25,628)	$(1,728)	$(1,749)

Contributions to benefit plans	$(1,125)	$(6,750)	$(2,850)	$(335)
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

Multiemployer Pension Plans

The Company contributed $12.2 million and $12.3 million in the third quarters of fiscal 2021 and 2020, respectively, and $35.9 million and $38.4 million in fiscal 2021 and 2020 year-to-date, respectively, to continuing and discontinued operations multiemployer pension plans.

In connection with the Company’s consolidation of distribution centers in the Pacific Northwest, during the second quarter of fiscal 2020, the Company recorded a $10.6 million multiemployer pension plan withdrawal liability, under which payments will be made over a one-year period the timing of which is dependent upon the plan’s assessment. The withdrawal liability is included in Other long-term liabilities and the withdrawal charge was recorded within Restructuring, acquisition and integration related expenses.

Lump Sum Pension Settlement

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on estimated offer acceptances. The plan made aggregate lump sum settlement payments of $664.0 million to plan participants during the second quarter of fiscal 2020. The lump sum settlement payments resulted in a non-cash pension settlement charge of $10.3 million in the second quarter of fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. As a result of the settlement payments, the SUPERVALU Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $1.5 million decrease to Accumulated other comprehensive loss.

NOTE 12—INCOME TAXES

The effective income tax rate for continuing operations was an expense of 25.8% compared to a benefit of 3.1% on pre-tax income for the third quarters of fiscal 2021 and 2020, respectively. The change in the rate for the quarter was primarily driven by the impact of a tax benefit from the revaluation of net operating loss deferred tax assets in the third quarter of fiscal 2020 due to passage of the CARES Act.

The effective income tax rate for continuing operations was an expense of 23.6% on pre-tax income compared to a benefit of 21.2% on pre-tax losses for fiscal 2021 year-to-date and fiscal 2020 year-to-date, respectively. The change in the year-to-date rate was primarily driven by the impact of the goodwill impairment charge recorded in fiscal 2020, partially offset by the impact of a tax benefit from the revaluation of net operating loss deferred tax assets in the third quarter of fiscal 2020 due to passage of the CARES Act.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	13-Week Period Ended		39-Week Period Ended
(in thousands, except per share data)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Basic weighted average shares outstanding	56,458	53,718	56,028	53,485
Net effect of dilutive stock awards based upon the treasury stock method	4,081	1,499	3,648	—
Diluted weighted average shares outstanding	60,539	55,217	59,676	53,485

Basic earnings (loss) per share:
Continuing operations	$0.83	$1.72	$1.78	$(5.80)
Discontinued operations	$0.03	$(0.08)	$0.12	$(0.30)
Basic earnings (loss) per share	$0.86	$1.64	$1.90	$(6.10)
Diluted earnings (loss) per share:
Continuing operations	$0.77	$1.67	$1.67	$(5.80)
Discontinued operations(1)	$0.03	$(0.08)	$0.11	$(0.30)
Diluted earnings (loss) per share	$0.80	$1.60	$1.78	$(6.10)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	790	1,771	1,152	1,868

(1)The computation of diluted earnings per share from discontinued operations excludes the net effect of dilutive stock awards based on the treasury stock method of approximately 1.5 million shares for the third quarter of fiscal 2020.

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

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to Income (loss) from continuing operations before income taxes:

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net sales:
Wholesale(1)	$6,359,810	$6,749,984	$19,399,868	$19,024,209
Retail	578,246	636,887	1,794,028	1,690,742
Other	54,808	58,359	165,848	164,511
Eliminations	(373,022)	(413,512)	(1,179,162)	(1,119,750)
Total Net sales	$6,619,842	$7,031,718	$20,180,582	$19,759,712
Continuing Operations Adjusted EBITDA:
Wholesale	$161,073	$199,884	$470,802	$408,650
Retail	21,547	36,931	71,159	58,921
Other	85	(17,247)	(3,610)	(4,419)
Eliminations	(5,375)	53	(1,429)	547
Adjustments:
Net income attributable to noncontrolling interests	1,394	2,238	4,366	3,407
Total other expense, net	(25,383)	(32,669)	(108,828)	(114,933)
Depreciation and amortization	(66,365)	(69,642)	(210,088)	(214,002)
Share-based compensation	(11,668)	(12,992)	(38,490)	(22,051)
Restructuring, acquisition and integration related expenses	(9,867)	(14,557)	(44,078)	(65,751)
Goodwill and asset impairment charges	—	—	—	(425,405)
Gain (loss) on sale of assets	25	(351)	(144)	(785)
Notes receivable charges	—	—	—	(12,516)
Legal reserve charge	—	—	—	(1,196)
Other retail expense	(355)	—	(3,358)	—
Income (loss) from continuing operations before income taxes	$65,111	$91,648	$136,302	$(389,533)
Depreciation and amortization:
Wholesale	$58,136	$66,754	$184,723	$200,515
Retail	6,776	611	20,928	2,912
Other	1,453	2,277	4,437	10,575
Total depreciation and amortization	$66,365	$69,642	$210,088	$214,002
Capital expenditures:
Wholesale	$66,282	$33,456	$150,155	$119,085
Retail	7,512	2,131	14,822	7,426
Other	147	88	480	292
Total capital expenditures	$73,941	$35,675	$165,457	$126,803
(1)As presented in Note 3—Revenue Recognition, for the third quarters of fiscal 2021 and 2020, the Company recorded $323.5 million and $352.8 million, respectively, and $1,026.4 million and $958.6 million in fiscal 2021 and 2020 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. Refer to Note 3—Revenue Recognition for additional information regarding Wholesale sales to discontinued operations.

Total assets of continuing operations by reportable segment were as follows:

(in thousands)	May 1, 2021	August 1, 2020
Assets:
Wholesale	$6,580,627	$6,588,836
Retail	560,725	542,470
Other	436,251	501,468
Eliminations	(63,108)	(54,784)
Total assets of continuing operations	$7,514,495	$7,577,990

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of May 1, 2021. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to nine years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of May 1, 2021, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $28.0 million ($24.4 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of May 1, 2021, a total estimated loss of $1.0 million is recorded in the Condensed Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot with various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Company expects that services provided under the Services Agreement will wind down at or near the end of the initial term in December 2021. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of May 1, 2021, the Company had approximately $243 million of non-cancelable future purchase obligations.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court and on March 22, 2021 plaintiffs’ filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. The Company believes these claims are without merit and intends to vigorously defend this matter.

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

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution, such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law, including wage and hour; pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations; supplier, customer and service provider contract terms and claims, including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; product liability claims; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of May 1, 2021, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—DISCONTINUED OPERATIONS

In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Since the acquisition, the Company sold Hornbacher’s, and sold and exited the retail operations of certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As discussed further in Note 1—Significant Accounting Policies, in the fourth quarter of fiscal 2020, the Company determined Retail no longer qualified for held for sale presentation and the results of operations, financial position and cash flows of Retail have been revised in order to present Retail within continuing operations. Subsequent to the presentation changes in the fourth quarter of fiscal 2020, discontinued operations contains the historical results of operations, financial position and cash flows of Hornbacher’s, certain Shoppers locations, Shop ‘n Save St. Louis and Shop ‘n Save East. As of May 1, 2021, only four Shoppers locations are contained in remaining disposal groups that continue to be classified as operations held for sale as discontinued operations.

In the second quarter of fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020 year-to-date, within discontinued operations the Company incurred approximately $28.3 million in pre-tax aggregate costs and charges related to Shoppers stores that remain within discontinued operations, consisting of $22.9 million of operating losses, severance costs and transaction costs during the period of wind-down and $5.5 million of property and equipment impairment charges related to impairment reviews.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended		39-Week Period Ended
(In thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net sales	$20,009	$30,115	$67,798	$200,786
Cost of sales	13,172	21,548	45,692	143,187
Gross profit	6,837	8,567	22,106	57,599
Operating expenses	4,658	6,046	14,417	46,350
Restructuring expenses and charges	(187)	6,686	596	30,870
Operating income (loss)	2,366	(4,165)	7,093	(19,621)
Other income, net	—	(107)	—	(171)
Income (loss) from discontinued operations before income taxes	2,366	(4,058)	7,093	(19,450)
Provision (benefit) for income taxes	713	20	341	(3,322)
Income (loss) from discontinued operations, net of tax	$1,653	$(4,078)	$6,752	$(16,128)
No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $12.4 million and $16.8 million in the third quarters of fiscal 2021 and 2020, respectively, and $40.2 million and $108.9 million in fiscal 2021 and 2020 year-to-date, respectively.

The following table summarizes the carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets:

(In thousands)	May 1, 2021	August 1, 2020
Current assets
Cash and cash equivalents	$136	$119
Accounts receivable, net	477	350
Inventories, net	3,876	4,233
Other current assets	410	365
Total current assets of discontinued operations	4,899	5,067
Long-term assets
Property and equipment	965	3,450
Other long-term assets	465	465
Total long-term assets of discontinued operations	1,430	3,915
Total assets of discontinued operations	$6,329	$8,982

Current liabilities
Accounts payable	$2,757	$3,613
Accrued compensation and benefits	2,332	4,501
Other current liabilities	1,907	3,324
Total current liabilities of discontinued operations	6,996	11,438
Long-term liabilities
Other long-term liabilities	15	1,738
Total liabilities of discontinued operations	7,011	13,176
Net liabilities of discontinued operations	$(682)	$(4,194)

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

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 275,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Following our October 2018 acquisition of Supervalu, we believe we are North America’s premier wholesaler with 58 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

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

We expect the benefits of our significant scale, product and service offerings and nationwide footprint to attract new customers. For example, on October 6, 2020, we announced UNFI had been selected as the primary grocery wholesaler by Key Food Stores co-operative, Inc. (“Key Food”), a Co-Operative of over 300 member-operated and corporate grocery stores located in the Northeast and Florida. UNFI’s supply agreement with Key Food has a term of 10 years with expected sales over that time period of approximately $10 billion. We have begun selling to a small group of Key Food stores in the South region; however, most of the supply is expected to commence shipping in the first quarter of fiscal 2022.

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

We currently operate 72 continuing operations Retail grocery stores acquired in the Supervalu acquisition. We no longer expect to divest Retail within one year and, as a result, beginning in the fourth quarter of fiscal 2020, prior period information in our Condensed Consolidated Financial Statements included in this Quarterly Report has been revised to reclassify Retail from discontinued operations to continuing operations from information previously presented in our Quarterly Reports. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Changes in trends in consumer behavior could impact our results. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase, and the focus in recent decades on natural, organic and specialty foods has benefited the Company; however, consumer spending in the food-away-from-home industry had increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. In general, economic recessions usually result in higher food-at-home expenditures, which would be expected to continue to benefit our customers and result in higher sales.

In fiscal 2020, the COVID-19 pandemic, which we refer to as the pandemic, caused a significant increase in food-at-home expenditures as a percentage of total food expenditures. We experienced increases in sales and gross profit due to higher Wholesale customer purchases. We expect that food-at-home expenditures as a percentage of total food expenditures will remain higher than recent years until consumer behaviors return to pre-pandemic patterns. We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our EasyOptions, a business-verified buyer’s site for retailers, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey eCommerce platform.

Beginning in the third quarter of fiscal 2020, we took actions to respond to the pandemic, including supporting our associates’ safety and well-being, and maximizing our logistics network to serve the communities we supply. Our business model allows us to leverage sales increases, and provides growth in operating earnings margin. We have been able to leverage the fixed and variable costs of our supply chain network and administrative expenses. We have incurred incremental costs related to the pandemic, including additional costs for safety protocols and procedures at our distribution centers and retail stores. Despite incremental labor and operating costs, additional volume experienced by our distribution network and retail stores drove higher leverage on fixed facility costs, semi-variable costs and general and administrative expenses.

We expect to continue to benefit from elevated sales as compared to historical periods prior to the pandemic while food-at-home expenditures as a percentage of total food expenditures remains higher than recent historical periods prior to the pandemic. Trends in increased sales and gross margin benefits have lessened since the initial onset of the pandemic. The ultimate impact on our results is dependent upon the severity and duration of the pandemic and any economic downturn, food-at-home purchasing levels and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain and rapidly changing. Any of these disruptions could adversely impact our business and results of operations. Considerable uncertainty remains regarding the future impact of the pandemic on our business, which is discussed further in Part I. Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended August 1, 2020.

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

Distribution Center Network

Network Optimization and Construction

In the Pacific Northwest, we completed the consolidation of the volume of five distribution centers and their related supporting off-site storage facilities into two distribution centers during fiscal 2020. We expect to achieve synergies and cost savings through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. We also expect that the optimization of the Pacific Northwest distribution network will help deliver meaningful synergies contemplated in the Supervalu acquisition. We expanded the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. We are now supplying customers served by former Pacific Northwest locations from our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. In order to maintain service levels of these higher volume Pacific Northwest distribution centers, we incurred incremental operating costs in the first quarter of fiscal 2021 that we believe temporarily reduced the realization of synergy benefits from this network consolidation.

To support our continued growth on the East coast, including supplying Key Food, we entered into a new lease agreement in Allentown, PA for a facility with approximately 1.3 million square feet. The lease agreement commenced in the third quarter of fiscal 2021 when we took control of the facility to make our tenant improvements. We recognized a right-of-use asset and an operating lease liability for this distribution center in the third quarter of fiscal 2021. We expect to begin distribution from this facility in the first half of fiscal 2022.

To support our continued growth within southern California, we began operating a newly leased facility in Riverside, CA with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option with a delayed purchase provision to acquire the real property of this distribution center, agreeing to pay approximately $151.9 million for the facility, subject to finalization. We entered into an agreement to monetize the real property of this location through a sale-leaseback transaction, which is contingent upon the acquisition of the facility that we expect would occur on or before June 2022.

We continue to evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Distribution Center Sales

In fiscal 2021 year-to-date, we received $50.0 million of proceeds from the sales of surplus distribution centers related to network consolidation, including the collection of a short-term note receivable, representing the remaining proceeds related to the fiscal 2020 sale of a distribution center. As we consolidate our distribution network, we may sell additional owned facilities or exit leased facilities.

Network Technology Efficiency

As part of our “one company” approach, we are in the process of converting to a single national warehouse management and procurement system to integrate our existing facilities onto one nationalized platform across the organization. We continue to focus on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales.

Divestiture of Retail Operations

We previously announced our intention to thoughtfully and economically divest our retail businesses acquired as part of the Supervalu acquisition to focus on our core wholesale distribution business. During the fourth quarter of fiscal 2020, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for the Cub Foods business and the majority of the remaining Shoppers locations, collectively referred to as the Retail segment. The Retail segment excludes retail banners and stores previously sold or closed and our four Shoppers locations held for sale. We reviewed our reportable segments and determined we were required to report Retail as a separate segment. As a result, we revised our Condensed Consolidated Financial Statements to reclassify Retail from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of Retail’s results of operations, financial position, cash flows and related disclosures within continuing operations. Prior periods presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation, resulting in Retail being presented in continuing operations for all periods.

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

We continue to strive to maximize the value of Retail. Part of any Retail divestiture process would include efforts to limit liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some of these retail operations in the event of a divestiture, but some reductions in supply volume may result from the divestiture of certain of these retail operations. Actions associated with retail divestitures and potential resulting adjustments to our core cost structure for our wholesale food distribution business, are expected to generate headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time, or one-time lump sum payments on a net present value basis. In addition, we are evaluating various options to address our off-balance sheet liability under certain of our multiemployer pension plans, irrespective of any retail divestiture process, which actions may result in significant costs or charges. The extent of these costs and charges will be determined based on outcomes achieved under the process undertaken to minimize or eliminate the liability for the respective multiemployer pension plan. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of the third quarter of fiscal 2021 include four Shoppers stores, and for historical periods, results of discontinued operations include the Hornbacher’s and Shop ‘n Save and Shop ‘n Save East retail banners, which were divested in fiscal 2019, and Shoppers stores that were sold or closed in fiscal 2020 and fiscal 2021. In addition, cash flows from discontinued operations include real estate sales related to those historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the Supervalu acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to that date, we reviewed the fair value, less cost to sell, of these disposal groups.

We may incur additional costs and charges in the future related to the divestiture of Retail if these locations are subsequently sold, indicators exist that the business may be impaired, or if we incur employee-related charges or wind-down costs.

Services Agreement

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC, the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. During fiscal 2021, we expect to earn less than $20 million under this agreement. We expect that services provided under the Services Agreement will wind down at or near the end of the initial term in December 2021. At that time, we would lose the revenue associated with this agreement, and any fixed or variable costs associated with servicing this agreement not eliminated concurrently with the decline in revenue, would result in decreased operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the third quarter of fiscal 2021. In the aggregate across our businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation of approximately two percent in the third quarter of fiscal 2021. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

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

Restructuring, acquisition and integration expenses

Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, change-in-control related charges, facility closure asset impairment charges and costs, stock-based compensation acceleration charges, and acquisition and integration expenses. Integration expenses include certain professional consulting expenses related to business transformation and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised prior-year periods the following table for the presentation of Retail within continuing operations discussed in Note 1—Significant Accounting Policies in Part II, Item 8 of the Annual Report on Form 10-K.

	13-Week Period Ended			39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	Change	May 1, 2021	May 2, 2020	Change
Net sales	$6,619,842	$7,031,718	$(411,876)	$20,180,582	$19,759,712	$420,870
Cost of sales	5,653,043	5,981,486	(328,443)	17,256,925	16,884,944	371,981
Gross profit	966,799	1,050,232	(83,433)	2,923,657	2,874,768	48,889
Operating expenses	866,463	911,007	(44,544)	2,634,305	2,657,427	(23,122)
Goodwill and asset impairment charges	—	—	—	—	425,405	(425,405)
Restructuring, acquisition and integration related expenses	9,867	14,557	(4,690)	44,078	65,751	(21,673)
(Gain) loss on sale of assets	(25)	351	(376)	144	785	(641)
Operating income (loss)	90,494	124,317	(33,823)	245,130	(274,600)	519,730
Other expense (income):
Net periodic benefit income, excluding service cost	(17,128)	(12,758)	(4,370)	(51,288)	(27,419)	(23,869)
Interest expense, net	43,500	47,269	(3,769)	163,577	145,814	17,763
Other, net	(989)	(1,842)	853	(3,461)	(3,462)	1
Total other expense, net	25,383	32,669	(7,286)	108,828	114,933	(6,105)
Income (loss) from continuing operations before income taxes	65,111	91,648	(26,537)	136,302	(389,533)	525,835
Provision (benefit) for income taxes	16,812	(2,799)	19,611	32,213	(82,562)	114,775
Net income (loss) from continuing operations	48,299	94,447	(46,148)	104,089	(306,971)	411,060
Income (loss) from discontinued operations, net of tax	1,653	(4,078)	5,731	6,752	(16,128)	22,880
Net income (loss) including noncontrolling interests	49,952	90,369	(40,417)	110,841	(323,099)	433,940
Less net income attributable to noncontrolling interests	(1,394)	(2,238)	844	(4,366)	(3,407)	(959)
Net income (loss) attributable to United Natural Foods, Inc.	$48,558	$88,131	$(39,573)	$106,475	$(326,506)	$432,981

Adjusted EBITDA	$179,498	$222,208	$(42,710)	$544,750	$475,012	$69,738

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income (loss) from discontinued operations, net of tax.

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net income (loss) from continuing operations	$48,299	$94,447	$104,089	$(306,971)
Adjustments to continuing operations net income (loss):
Less net income attributable to noncontrolling interests	(1,394)	(2,238)	(4,366)	(3,407)
Total other expense, net	25,383	32,669	108,828	114,933
Provision (benefit) for income taxes	16,812	(2,799)	32,213	(82,562)
Depreciation and amortization	66,365	69,642	210,088	214,002
Share-based compensation	11,668	12,992	38,490	22,051
Goodwill and asset impairment charges(1)	—	—	—	425,405
Restructuring, acquisition and integration related expenses(2)	9,867	14,557	44,078	65,751
(Gain) loss on sale of assets	(25)	351	144	785
Note receivable charges(3)	—	—	—	12,516
Legal reserve charge(4)	—	—	—	1,196
Other retail expense(5)	355	—	3,358	—
Adjusted EBITDA of continuing operations	177,330	219,621	536,922	463,699
Adjusted EBITDA of discontinued operations(6)	2,168	2,587	7,828	11,313
Adjusted EBITDA	$179,498	$222,208	$544,750	$475,012

Income (loss) from discontinued operations, net of tax	$1,653	$(4,078)	$6,752	$(16,128)
Adjustments to discontinued operations net income (loss):
Other income, net	—	(107)	—	(171)
Provision (benefit) for income taxes	713	20	341	(3,322)
Restructuring, store closure and other charges, net	(198)	6,752	735	30,934
Adjusted EBITDA of discontinued operations	$2,168	$2,587	$7,828	$11,313
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
(2)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation post Supervalu acquisition, as well as costs associated with distribution center consolidations. Fiscal 2020 primarily reflects integration charges, closed property reserve charges and administrative and operational restructuring costs. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		39-Week Period Ended		Increase (Decrease)
Customer Channel(1)(2)	May 1, 2021	May 2, 2020	$	%	May 1, 2021	May 2, 2020	$	%
Chains	$2,949	$3,125	$(176)	(6)%	$9,066	$8,909	$157	2%
Independent retailers	1,599	1,805	(206)	(11)%	4,972	4,923	49	1%
Supernatural	1,287	1,279	8	1%	3,799	3,601	198	5%
Retail	578	637	(59)	(9)%	1,794	1,691	103	6%
Other	580	599	(19)	(3)%	1,729	1,755	(26)	(1)%
Eliminations	(373)	(414)	41	(10)%	(1,179)	(1,120)	(59)	5%
Total net sales	$6,620	$7,032	$(412)	(6)%	$20,181	$19,760	$421	2%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and for information regarding the recast of sales by customer channel to align with the current period presentation.
(2)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Third Quarter

Our net sales for the third quarter of fiscal 2021 decreased approximately 5.9% from the third quarter of fiscal 2020. The decrease in net sales was primarily driven by stronger customer demand in the third quarter of fiscal 2020 from the initial responses to the pandemic. During the third quarter of fiscal 2020, we experienced a surge in demand and sales due to the effects of rapid changes in consumer purchasing habits that depleted our inventory levels at the end of the third quarter of fiscal 2020.

Chains and Independent retailers net sales decreased primarily driven by stronger customer demand from the initial responses to the pandemic experienced in the third quarter of fiscal 2020.

Supernatural net sales increased primarily due to new store sales, partially offset by a decrease in sales due to the initial response to the pandemic in the third quarter of fiscal 2020. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Retail’s net sales decreased primarily due to a 9.0% decrease in identical store sales from lower average basket sizes compared to the initial effects of the pandemic last year. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores. The increase in Retail sales included the benefit of a 27% increase in eCommerce sales at Cub Foods.

Other net sales decreased primarily due to a decrease in military sales, partially offset by higher eCommerce sales.

Eliminations of net sales decreased primarily due to lower Wholesale sales to Retail.

Year-to-Date

Our net sales for fiscal 2021 year-to-date increased approximately 2.1% from fiscal 2020 year-to-date. The increase in net sales was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from customers and stores lost prior to the pandemic.

Chains net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the pandemic, partially offset by lower sales from customers and stores lost prior to the pandemic.

Independent retailers net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers response to the pandemic, partially offset by lower sales from customers and stores lost prior to the pandemic.

Supernatural net sales increased primarily due to growth in existing store sales related to the pandemic, including growth in certain product categories, and increased sales to new stores, partially offset by the impact of categories that have been adversely impacted by the pandemic, such as bulk and ingredients used for prepared foods.

Retail’s net sales increased primarily due to a 6.3% increase in identical store sales from higher average basket sizes related to the pandemic. The increase in Retail sales included the benefit of a 104% increase in eCommerce sales at Cub Foods.

Other net sales decreased primarily due to a 31% (or $90 million) decline in sales to food service customers resulting from the lower purchases due to the pandemic and a decrease in military sales, which were partially offset by higher eCommerce sales.

Eliminations of net sales increased primarily due to increased Wholesale sales to Retail.

Cost of Sales and Gross Profit

Our gross profit decreased $83.4 million, or 7.9%, to $966.8 million for the third quarter of fiscal 2021, from $1,050.2 million for the third quarter of fiscal 2020. Our gross profit as a percentage of net sales decreased to 14.60% for the third quarter of fiscal 2021 compared to 14.94% for the third quarter of fiscal 2020. The decrease in gross profit dollar growth was primarily driven by lower Wholesale and Retail sales volume. The 34 basis point decrease in gross profit rate was driven by lower levels of supplier-related income in the Wholesale segment. Retail gross margin rate was approximately flat compared to last year.

Our gross profit increased $48.9 million, or 1.7%, to $2,923.7 million for fiscal 2021 year-to-date, from $2,874.8 million for fiscal 2020 year-to-date. Our gross profit as a percentage of net sales decreased to 14.49% for fiscal 2021 year-to-date compared to 14.55% for fiscal 2020 year-to-date. The increase in gross profit dollar growth for fiscal 2021 year-to-date when compared to fiscal 2020 year-to-date was primarily driven by higher Wholesale and Retail sales volume. The decrease in gross profit rate was driven by a lower levels of vendor income in Wholesale, partially offset by an increase due to mix from the Retail segment representing a greater percentage of total net sales and lower levels of promotional activity.

Operating Expenses

Operating expenses decreased $44.5 million, or 4.9%, to $866.5 million, or 13.09% of net sales, for the third quarter of fiscal 2021 compared to $911.0 million, or 12.96% of net sales, for the third quarter of fiscal 2020. The increase in operating expenses as a percent of net sales resulted from the deleveraging effect of lower sales, partially offset by lower pandemic-related costs. Total operating expenses also included share-based compensation expense of $11.7 million and $13.0 million for the third quarters of fiscal 2021 and 2020, respectively.

Operating expenses decreased $23.1 million, or 0.9%, to $2,634.3 million, or 13.05% of net sales, for fiscal 2021 year-to-date compared to $2,657.4 million, or 13.45% of net sales, for fiscal 2020 year-to-date. Operating expenses in fiscal 2020 year-to-date included $26.8 million of bad debt expense associated with customer bankruptcies, and $20.3 million of charges and expenses, primarily related to customer notes receivable, surplus property depreciation and a legal reserve charge. The remaining decrease in operating expenses as a percent of net sales was driven by leveraging fixed operating expenses over higher net sales and lower benefit costs, which was partially offset by higher operating costs related to starting up three distribution centers. Total operating expenses also included share-based compensation expense of $38.5 million and $22.1 million for fiscal 2021 and 2020 year-to-date, respectively.

Goodwill and Asset Impairment Charges

Goodwill and asset impairment charges of $425.4 million were recorded for fiscal 2020 year-to-date, which reflects $421.5 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale goodwill reporting unit, $2.5 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1.4 million of other asset impairment charges. There were no goodwill impairment charges in fiscal 2021 year-to-date.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $9.9 million for the third quarter of fiscal 2021, which included $12.0 million of costs primarily associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition, partially offset by $2.2 million of closed property income. Expenses for the third quarter of fiscal 2020 were $14.6 million, which included $12.5 million of closed property charges and costs primarily related to lease asset impairments on Shoppers store and surplus properties exits, $0.6 million of integration related costs and $1.5 million of restructuring costs.

Restructuring, acquisition and integration related expenses were $44.1 million for fiscal 2021 year-to-date, which included $41.5 million associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition and $2.6 million of closed property charges and costs. Expenses for fiscal 2020 year-to-date were $65.8 million, which included $25.3 million of integration costs including a multiemployer pension plan withdrawal obligation resulting from distribution center consolidation, $36.5 million closed property charges and costs primarily related to lease asset impairments on surplus properties and Shoppers store lease exits and $4.0 million of restructuring costs.

We expect to incur additional costs associated with advisory and integration activities, and distribution center integration costs throughout fiscal 2021 related to our operational restructuring to achieve cost synergies and supply chain efficiencies within continuing operations.

Operating Income (Loss)

Reflecting the factors described above, operating income decreased $33.8 million to $90.5 million for the third quarter of fiscal 2021, compared to $124.3 million for the third quarter of fiscal 2020. The operating income decrease was primarily driven by a decrease in gross profit in excess of lower operating expenses and Restructuring, acquisition and integration related expenses discussed above.

Reflecting the factors described above, operating income increased $519.7 million, to $245.1 million for fiscal 2021 year-to-date, from an operating loss of $274.6 million for fiscal 2020 year-to-date. The increase in operating income was primarily driven by the fiscal 2020 goodwill impairment charge, an increase in gross profit in excess of operating expenses and lower Restructuring, acquisition and integration related expenses discussed above.

Total Other Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net periodic benefit income, excluding service cost	$(17,128)	$(12,758)	$(51,288)	$(27,419)
Interest expense on long-term debt, net of capitalized interest	35,194	41,053	110,183	127,729
Interest expense on finance lease obligations	4,619	2,974	14,165	7,237
Amortization of financing costs and discounts	3,019	3,837	10,028	11,570
Loss on debt extinguishment	879	—	30,373	73
Interest income	(211)	(595)	(1,172)	(795)
Interest expense, net	43,500	47,269	163,577	145,814
Other, net	(989)	(1,842)	(3,461)	(3,462)
Total other expense, net	$25,383	$32,669	$108,828	$114,933

The increase in net periodic benefit income, excluding service costs in the third quarter of fiscal 2021 and year-to-date fiscal 2021 reflects the recognition of lower interest costs due to a lower discount rate utilized in the measurement of pension liabilities.

The decrease in interest expense on long-term debt, net of capitalized interest, in the third quarter of fiscal 2021 and year-to-date fiscal 2021 was driven by lower amounts of outstanding debt.

The increase in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made and financing costs expensed related to the First Term Loan Amendment in fiscal 2021 year-to-date. Refer to Note 8—Long-Term Debt for further information.

The increase in interest expense on finance leases in the third quarter of fiscal 2021 and year-to-date fiscal 2021 primarily reflects interest related to a distribution center for which we executed a purchase option with a delayed purchase provision.

Provision (Benefit) for Income Taxes

The effective income tax rate for continuing operations was an expense of 25.8% compared to a benefit of 3.1% on pre-tax income for the third quarter of fiscal 2021 and 2020, respectively. The change in the rate for the quarter was primarily driven by the impact of a tax benefit from the revaluation of net operating loss deferred tax assets in the third quarter of fiscal 2020 due to passage of the CARES Act.

The effective income tax rate for continuing operations was an expense of 23.6% on pre-tax income compared to a benefit of 21.2% on pre-tax losses for fiscal 2021 year-to-date and fiscal 2020 year-to-date, respectively. The change in the year-to-date rate was primarily driven by the impact of the goodwill impairment charge recorded in fiscal 2020, partially offset by the impact of a tax benefit from the revaluation of net operating loss deferred tax assets in the third quarter of fiscal 2020 due to passage of the CARES Act.

Income (Loss) from Discontinued Operations, Net of Tax

The results of discontinued operations for the third quarter of fiscal 2021 reflect net sales of $20.0 million for which we recognized $6.8 million of gross profit and income from discontinued operations, net of tax of $1.7 million. Net sales and gross profit of discontinued operations decreased $10.1 million and $1.7 million, respectively, for the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020.

The results of discontinued operations for fiscal 2021 year-to-date reflect net sales of $67.8 million for which we recognized $22.1 million of gross profit and income from discontinued operations, net of tax of $6.8 million. Net sales and gross profit of discontinued operations decreased $133.0 million and $35.5 million, respectively, for the fiscal 2021 year-to-date as compared to fiscal 2020 year-to-date primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020 year-to-date, which was partially offset by an increase in identical store sales results driven by the impacts of the pandemic. Discontinued operations for fiscal 2020 year-to-date included $30.9 million of charges and costs primarily related to store closures charges and expenses, and asset impairment charges related to exited locations.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 16—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $48.6 million, or $0.80 per diluted common share, for the third quarter of fiscal 2021, compared to $88.1 million, or $1.60 per diluted common share, for the third quarter of fiscal 2020.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $106.5 million, or $1.78 per diluted common share, for fiscal 2021 year-to-date, compared to a net loss of 326.5 million, or $6.10 loss per diluted common share, for fiscal 2020 year-to-date, which was driven lower due to goodwill impairment charges.

As described in more detail in Note 10—Share-Based Awards in Part I, Item I of this Quarterly Report on Form 10-Q, in fiscal 2021 year-to-date, we granted restricted stock units and performance share units representing a right to receive an aggregate of 2.7 million shares of common stock under our 2020 Equity Incentive Plan.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of May 1, 2021 was $1,182.3 million and consisted of the following:
◦Unused credit under our ABL Credit Facility was $1,142.8 million, which decreased $92.0 million from $1,234.8 million as of August 1, 2020, primarily due to an incremental borrowing under the ABL Credit Facility in the second quarter of fiscal 2021 to fund the voluntary prepayment of $150.0 million on the Term Loan Facility.
◦Cash and cash equivalents was $39.5 million, which decreased $7.5 million from $47.0 million as of August 1, 2020.
•Our total debt decreased $170.2 million to $2,327.4 million as of May 1, 2021 from $2,497.6 million as of August 1, 2020, primarily driven by net positive cash flows from operating activities, partially offset by cash capital expenditures, during fiscal 2021 year-to-date.
•In the third quarter of fiscal 2021, we amended our Term Loan Agreement to, among other things, reduce the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 75 basis points.
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
•Working capital decreased $14.0 million to $1,320.9 million as of May 1, 2021 from $1,334.8 million as of August 1, 2020, primarily due to the collection of tax refunds related to prior year tax returns, partially offset by a reduction of the current portion of long-term debt resulting from the Term Loan Facility Excess Cash Flow prepayment described above.

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

Long-Term Debt

During fiscal 2021 year-to-date, we borrowed a net $82.6 million under the ABL Credit Facility, repaid $770.7 million on the Term Loan Facility related to mandatory prepayments and voluntary prepayments, and issued $500.0 million of Senior Notes. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

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

As of May 1, 2021, we had an aggregate of $1,234.0 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $79.7 million and are subject to volatility based on changes in market interest rates. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In the third quarter of fiscal 2021, we paid $6.3 million to terminate $250.0 million of notional value interest rate swaps. In the first quarter of fiscal 2021, we paid $11.3 million to terminate $954.0 million of notional value interest rate swaps, $504.0 million of which were effective interest swaps and $450.0 million of which were forward starting. The termination payments reflects the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of May 1, 2021, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net liability from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2021 year-to-date were $165.5 million, compared to $126.8 million for fiscal 2020 year-to-date, an increase of $38.7 million. In fiscal 2021 year-to-date, our capital expenditures principally included information technology and supply chain expenditures, including related to the new Allentown, PA distribution center. Fiscal 2021 capital spending is expected to be in the range of $250 million to $300 million and include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	Change
Net cash provided by operating activities of continuing operations	$334,370	$449,228	$(114,858)
Net cash used in investing activities of continuing operations	(112,239)	(99,533)	(12,706)
Net cash used in financing activities of continuing operations	(233,657)	(365,485)	131,828
Net cash provided by discontinued operations	3,597	29,554	(25,957)
Effect of exchange rate on cash	443	(290)	733
Net (decrease) increase in cash and cash equivalents	(7,486)	13,474	(20,960)
Cash and cash equivalents, at beginning of period	47,117	45,263	1,854
Cash and cash equivalents, at end of period	$39,631	$58,737	$(19,106)

The decrease in net cash provided by operating activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to higher levels of cash utilized in working capital. In fiscal 2020 year-to-date, higher levels of cash were realized on the sale of inventory at a faster rate than accounts payable were paid driven by the initial impacts of the pandemic.

The increase in net cash used in investing activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to higher capital expenditures, partially offset by higher proceeds from asset sales.

The decrease in net cash used in financing activities of continuing operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was due to less cash available to be used in financing activities to reduce outstanding debt.

The decrease in cash flows from discontinued operations for fiscal 2021 year-to-date compared to fiscal 2020 year-to-date was primarily due to lower cash provided by investing activities from the sale of property.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in fiscal 2021 and 2020 year-to-date pursuant to the share repurchase program. As of May 1, 2021, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2021. Additionally, our ABL Credit Facility, Term Loan Facility, and Senior Notes contain terms that limit our ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

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

	13-Week Period Ended			39-Week Period Ended
(in thousands)	May 1, 2021	May 2, 2020	Change	May 1, 2021	May 2, 2020	Change
Net sales:
Wholesale	$6,359,810	$6,749,984	$(390,174)	$19,399,868	$19,024,209	$375,659
Retail	578,246	636,887	(58,641)	1,794,028	1,690,742	103,286
Other	54,808	58,359	(3,551)	165,848	164,511	1,337
Eliminations	(373,022)	(413,512)	40,490	(1,179,162)	(1,119,750)	(59,412)
Total Net sales	$6,619,842	$7,031,718	$(411,876)	$20,180,582	$19,759,712	$420,870
Continuing operations Adjusted EBITDA:
Wholesale	$161,073	$199,884	$(38,811)	$470,802	$408,650	$62,152
Retail	21,547	36,931	(15,384)	71,159	58,921	12,238
Other	85	(17,247)	17,332	(3,610)	(4,419)	809
Eliminations	(5,375)	53	(5,428)	(1,429)	547	(1,976)
Total continuing operations Adjusted EBITDA	$177,330	$219,621	$(42,291)	$536,922	$463,699	$73,223

Net Sales

Third Quarter

Wholesale’s net sales decreased primarily due to stronger customer demand during the initial responses to the pandemic experienced in the third quarter of fiscal 2020.

Retail’s net sales decreased primarily due to a 9.0% decrease in identical store sales from lower average basket sizes compared to the initial effects of the pandemic last year.

The decrease in eliminations net sales was driven by lower Wholesale sales to Retail related to the pandemic.

Year-to-Date

Wholesale’s net sales increased primarily due to growth in sales to existing customers in the Chains, Independent retailers and Supernatural channels. Sales growth was primarily driven by strong customer demand in response to the pandemic, as well as the benefits from cross selling, which was partially offset by lower sales from customers and stores lost prior to the pandemic.

Retail’s net sales increased primarily due to a 6.3% increase in identical store sales from higher average basket sizes related to the pandemic.

The increase in eliminations net sales was driven by higher Wholesale sales to Retail to support Retail’s continued sales growth.

Adjusted EBITDA

Third Quarter

Wholesale’s Adjusted EBITDA decreased 19.4% for the third quarter of fiscal 2021 from the third quarter of fiscal 2020. The decrease was driven by lower sales volume. Wholesale’s gross profit dollar decline for the third quarter of fiscal 2021 was $62.0 million and gross profit rate decreased by 19 basis points driven by lower levels of suppler-related income. Wholesale’s operating expense decreased $23.2 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments, driven by lower operating expenses from sales volume and lower pandemic-related costs. Wholesale’s operating expense rate increased 24 basis points primarily driven by the deleveraging effect from fixed and variable costs on lower sales volume, partially offset by lower pandemic-related costs. Wholesale depreciation expense decreased $8.6 million compared to last year.

Retail’s Adjusted EBITDA decreased 41.7% for the third quarter of fiscal 2021 from the third quarter of fiscal 2020. The decrease was driven by lower sales volume. Retail’s gross profit dollar decline for the third quarter of fiscal 2021 was $15.9 million and gross profit rate was flat. Retail’s operating expense increased $0.3 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments, and operating expense rate increased 222 basis points driven by the deleveraging effect from fixed and variable costs on lower sales volume. Retail’s depreciation and amortization expense increased $6.2 million primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we are required to begin recording depreciation and amortization expense.

Other’s Adjusted EBITDA increase was primarily driven by higher incentive compensation expenses in the third quarter of fiscal 2020 resulting from the expected impacts of the pandemic.

Year-To-Date

Wholesale’s Adjusted EBITDA increased 15.2% for fiscal 2021 year-to-date from fiscal 2020 year-to-date. The increase was driven by leveraged sales growth, which was partially offset by higher operating costs related to starting up three distribution centers. Gross profit dollar growth for fiscal 2021 year-to-date was $15.8 million and gross profit rate decreased 16 basis points driven by lower supplier income. Wholesale’s operating expense decreased $46.3 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate decreased 44 basis points primarily driven by leveraging fixed and variable costs, and lower bad debt expense, which was partially offset by higher operating costs related to starting up three distribution centers. Wholesale depreciation expense decreased $15.8 million.

Retail’s Adjusted EBITDA increased 20.8% for fiscal 2021 year-to-date from fiscal 2020 year-to-date. The increase was driven by leveraged sales growth from increases in food-at-home purchases that drove sales at our stores. Gross profit dollar growth for fiscal 2021 year-to-date was $37.5 million and gross profit rate increased 55 basis points from lower promotional activity. Retail’s operating expense increased $24.3 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments, and operating expense rate increased 2 basis points. Retail’s depreciation and amortization expense increased $18.0 million primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we are required to begin recording depreciation and amortization expense.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of May 1, 2021. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, products liability, real estate and antitrust. Other than as set forth in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
January 31, 2021 to March 6, 2021	100,646	$27.01	—	$—
March 7, 2021 to April 3, 2021	7,542	34.10	—	—
April 4, 2021 to May 1, 2021	2,198	35.43	—	175.8
Total	110,386	$27.67	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 110,386 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of May 1, 2021, there was approximately $175.8 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the third quarter of fiscal 2021.

Item 5. Other Information

Following a review of our severance program, the Compensation Committee of our Board determined that it was in the best interest of the Company to provide for prorated vesting upon certain specified severance events, excluding terminations for “Cause” or other exclusions set forth in the Amended and Restated 2020 Equity Incentive Plan (the “Plan”). After consultation with the Compensation Committee’s independent compensation consultant, the Committee determined that such modifications were consistent with market practice for equity plan participants. The Committee believed that the complete forfeiture of equity upon severance was overly punitive in light of the long-term performance required prior to termination, and for performance awards, continued performance, for vesting and settlement of such awards. Rather, the Committee believed that the recognition of continued employment during the respective multiyear vesting of such awards prior to termination was a more appropriate approach. Under the Committee’s disciplined approach, no more than one tranche scheduled to vest post termination would vest for time-based awards; and for performance-based awards, only pre-termination days of service would count toward prorated vesting.

The allowance for partial equity vesting upon termination also incentivizes equity participants to remain focused on driving the long-term performance of the Company, even when certain significant severance events may be occurring at the Company, such as structural reorganizations, leadership transitions, major transactions, or other events that may result in associate terminations. Given that the number of restricted stock units vesting upon separation is limited, with forfeiture of remaining equity awards linked to service period, and in each instance the Company, and not the associate, determines eligibility, the Committee believes that such modifications were in the best interest of the Company and do not incentivize unnecessary or undue risk in the Company’s executive compensation programs.

At the Committee’s recommendation, on June 3, 2021, our Board of Directors approved an amendment to the Plan. The amendment provides for the prorated vesting of existing and future awards of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) for all Plan participants, which includes the Company’s Section 16 officers and Named Executive Officers, upon a qualifying “Separation From Service Without Cause,” as defined in the Plan.

Upon a Separation from Service without Cause, any RSUs expected to vest within 365 days of the separation date would vest on an accelerated basis. If the separation date occurs within 365 days after the grant date of an RSU award, any outstanding RSUs scheduled to vest within 365 days of the separation date would be prorated for the time worked during the grant year. For performance-based awards, a prorated portion of any outstanding PSUs, determined by the number of days worked in the performance period for such awards to the date of termination, will remain outstanding (will not be forfeited) and would vest on the scheduled vesting date, subject to actual performance. The remainder of RSUs and PSUs not vesting in accordance with the Plan terms would be forfeited. Pursuant to the Plan, the Compensation Committee has authority to make determinations as to the timing, conditions, and acceleration of vesting of equity awards granted under the Plan, including in regard to any separation of service. As a result, the amendment to the Plan does not require stockholder approval under applicable law or rules of the New York Stock Exchange.

The foregoing is a summary of, and is subject to, the actual terms and conditions regarding the vesting of equity upon certain terminations, as set forth in the Plan, and is qualified in its entirety by reference to the Plan and award agreements. A copy of the Amended and Restated 2020 Equity Incentive Plan, as further amended, is filed herewith as Exhibit 10.1. Copies of the Form of RSU Award Agreement and Form of PSU Award Agreement for equity awards granted under the Plan, as amended, are filed herewith as Exhibits 10.2 and 10.3, respectively.

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

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
10.1* **	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021.
10.2* **	Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan
10.3* **	Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan
10.4
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021, filed on March 10, 2021 (File No. 001-15723).

10.5
First Amendment to Agreement for Distribution of Products, dated as of March 3, 2021, by and among the Registrant and Whole Foods Market Distribution, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 4, 2021 (File No. 001-15723)).

10.6**
Third Amendment to Transition Agreement, dated as of March 9, 2021, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021, filed on March 10, 2021 (File No. 001-15723)).

10.7**
Retention Agreement, dated as March 8, 2021, by and between the Registrant and Christopher Testa (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021, filed on March 10, 2021 (File No. 001-15723)).

10.8**
Second Amendment to Amended and Restated Employment Agreement, dated as of March 9, 2021, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021, filed on March 10, 2021 (File No. 001-15723).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on June 9, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

Dated:  June 9, 2021