Form 10-K
period 2021-07-31
UNITED NATURAL FOODS INC
filed 2021-09-28
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,489 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 29, 2021. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 23, 2021 was 56,445,293.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Our Background

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer nearly 300,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. We believe we are North America’s premier wholesaler with 57 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all fifty states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Our Strategic Priorities

We are committed to executing our Fuel the Future strategy and its six strategic priorities that we believe will contribute to our future success:

1)Fulfill Power in Scale. Optimizing and maximizing the capacity of our far-reaching distribution network, simplifying operations with higher levels of standardization, and making investments in technology.
2)Unlock Customer Experience. Expanding our portfolio of brands, products and services while offering more tailored solutions to help our customers grow.
3)Taste the Future. Investing in existing, high-margin growth platforms such as Brands+, Services, eCommerce and Fresh, as well as developing new sources of revenue that further complement our core wholesale business.
4)UNFI Pride. Focusing on our people to deliver on: our core value of safety in the workplace, as well as continuing our unique culture and enhancing the overall associate experience; embracing and growing diversity of background, thought, and approach; and our bold commitment toward addressing climate change and food insecurity and injustice.
5)Retail Optimized. Advancing the retail business through greater investment in store upgrades, eCommerce, and digital platforms combined with new sites that we expect will contribute to growth.
6)Earn Results. Driving sustainable growth and stakeholder value, with the Fuel the Future plan helping deliver long-term financial results.

Through our Fuel the Future strategy, we are striving to make our customers stronger, our supply chain better, and our food solutions more inspired. We believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections, increase our market share, increase operating efficiencies in existing facilities and open new facilities in part through the acquisition of SUPERVALU INC. (“Supervalu”).

Our Commitment to Social and Environmental Responsibility

We Believe in Better for All
We are committed to being good stewards of our planet, our communities and our people through tangible action. In early 2021, we launched Better for All, our environmental, social and governance (“ESG”) plan aligned to three pillars: Building Better for Our World, Our Communities and Our People. Better for All focuses on six key priorities: climate action, waste reduction, food safety, food access, associate safety and wellbeing, and diversity and inclusion. To ensure progress against each of these areas, UNFI has established goals and commitments, which are set forth in our 2020 ESG Report, available on our website at www.betterforall.unfi.com. Our ESG Report and the contents of our Better For All webpage are not incorporated into this Annual Report.

Better for Our World

We continue to focus on reducing our environmental impact, conserving natural resources and promoting sustainability across our value chain and in our operations. We invest in the efficiency of our transportation fleet and warehouses, generate on-site solar power for operations use and focus on diverting waste from landfills. This year, we joined the U.S. Food Loss and Waste 2030 Champions–businesses and organizations that have made a public commitment to reduce food loss and waste in their operations in the United States by 50 percent by the year 2030. We also added more than 53 solar-powered, all-electric refrigerated trailers to our California fleet. As part of our Better For All campaign, we have committed to develop science-based emissions reduction targets to be submitted for approval to the Science Based Targets initiative. These targets are being developed based on current climate science.

Better for Our Communities

We believe that freedom of food choice matters and we play a vital role in delivering safe, quality and nutritious food options to more tables across North America. We are working to increase access to better food, particularly for people in low-income and rural communities or vulnerable situations, through monetary and in-kind donations and operating retail stores in underserved areas. The UNFI Foundation, a 501(c)(3) organization, provides grants to nonprofit organizations working to build better food systems and nurture everyday health. We also encourage our associates to make a difference by volunteering in their communities, including through paid volunteer time off.

Better for Our People

The safety and wellbeing of our associates is a top priority. Throughout the COVID-19 pandemic, we have quickly and continuously adopted and added safety measures to protect our associates and the communities we serve. We are focused on fostering a culture of caring and safety; we are continuously striving toward zero injuries and accidents. We are also working to advance diversity, equity and inclusion in our workplace by creating and maintaining a culture of inclusion and empathy through open dialogue, effective associate training, and by honoring holidays and special events that speak to our associates’ identities.

Social and environmental responsibility is integral to our overall business strategy, and we believe these practices deliver significant value to our stakeholders, including our shareholders, associates, customers, suppliers and communities.

Our Customers

We maintain long-standing relationships with many of our customers. We serve approximately 30,000 unique customer locations, primarily located across the United States and Canada, which we classify into five customer types:

•Chains, which consists of customer accounts that typically have more than 10 operating stores and exclude stores included within the Supernatural and Other channels defined below;
•Independent retailers, which include smaller size accounts and include single store and multiple store locations, and group purchasing entities, but are not classified within Chains above or Other discussed below;
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

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to an amended distribution agreement. On March 3, 2021, we entered into an amendment to our distribution agreement dated October 30, 2015. The amendment extended the term of the distribution agreement from September 28, 2025 to September 27, 2027. Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2021.

Our Wholesale customers, among others, included the following for fiscal 2021:

•Whole Foods Market, a leading natural and organic food retailer in the United States and Canada; and
•Cash and Carry Stores, The Fresh Market, Coborn’s, National Co+op Grocers, Jerry’s Foods, Natural Grocers, Festival Foods, All American Quality Foods, Ahold Delhaize banners (Giant-Carlisle, Stop & Shop, Giant-Landover, and Hannaford), Lunds & Byerlys, Superior Grocers, Vallarta Supermarkets, Wegmans, Raley’s, Redner’s Markets, Niemann Foods, Inc., Dierberg’s, El Super Supermarkets, Sprouts Farmers Market, Kroger, Harris Teeter, Giant Eagle, Market Basket, Schnucks, Shop-Rite, Publix, Amazon.com, Inc. and Loblaws.

Our international net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”) and exclude sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business. UNFI Canada represented approximately one percent of our net sales in fiscal 2021. We continue to seek to grow our Canadian operations.

We also continue to invest in technology and systems with the intent of growing our eCommerce business. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers such as yoga studios or bakeries. We recently launched Community Marketplace by UNFI, a business-to-business digital eCommerce solution for emerging brands looking to expand distribution with UNFI customers. Through this virtual marketplace, suppliers gain immediate access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base while UNFI customers gain access to an even broader assortment of unique and local items with flexible order sizes and the convenience of ordering from multiple sources online in one place.

Acquisitions

A key component of our historical growth has been to acquire distribution companies differentiated by product offerings, service offerings and market area. We believe the expanded product and service offerings from these acquisitions has enhanced and will continue to enhance our ability to acquire new customers and present opportunities for cross-selling complementary product lines. On October 22, 2018 (the “Supervalu acquisition date”), we acquired Supervalu for an aggregate purchase price of approximately $2.3 billion, which included the assumption of outstanding debt and liabilities. The acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded market reach and scale, enhanced technology, capacity and systems, and is expected to continue to deliver significant cost savings and accelerate potential growth. We believe that as a result of the Supervalu acquisition, we carry an unmatched product assortment that allows us to cross-sell natural products to conventional customers and conventional products to natural customers, all while reducing the number of weekly deliveries that each receives. Supervalu provided a robust suite of services that are now available to our natural customer base, services necessary to run their businesses and that provide opportunities to simplify and focus on their operations. We also believe the Supervalu acquisition provides additional scale to lower our overall costs as a percent of net sales. Our expanded scale and product assortment as a result of the Supervalu acquisition uniquely positioned us to continue to serve our customers and communities through the volume demands across the full spectrum of grocery products experienced during the COVID-19 pandemic.

Wholesale

We organize and operate our Wholesale reportable segment through four U.S. geographic regions: Atlantic, South, Central and Pacific, each of which is led by a separate regional president responsible for product and service strategy, execution and financial results; and Canada Wholesale which is operated separately from the U.S. Wholesale business. Product and service categories include, grocery, fresh, wellness, private brands, eCommerce, food service and multi-cultural. This operating structure includes regional sales organizations and distribution center networks, which offer a combination of conventional and natural products to our customers as a consolidated supply solution. Territory managers in these regions sell our complete lines of products, which allows us to anticipate and identify sales opportunities that result from our customers having a single point of contact for all of our products and services.

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

We offer Wholesale customers a wide variety of food and non-food products, and our own extensive lines of private label products. We also offer a broad array of professional services. As a logistics provider, efficiency is an important customer service measure. We optimize our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to Wholesale customers. Deployment of continuous improvement methodologies within our supply chain is focused on delivering labor and cost efficiencies while also improving our ability to more effectively service our customers.

To maintain our market position and improve our operating efficiencies, we seek to continually:
•expand our marketing and customer service programs across regions;
•expand our national purchasing opportunities;
•offer a broader product and value add service selection than our competitors;
•offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;
•centralize and streamline general and administrative functions to reduce expenses;
•consolidate systems applications among physical locations and regions; and
•invest in our people, facilities, equipment and technology.

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined when products are procured, and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, which vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost, and include discounts we offer to our customers. The differential between the procured cost, including vendor funds and inbound freight, as compared to the net sales price of these products, generate our gross margin.

Retail

Our Retail segment includes 74 Cub Foods and Shoppers retail grocery stores. Our Retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and regional brands as well as our own private label products. Depending on the banner, a typical Retail store carries approximately 17,000 to 21,000 core stock-keeping units (“SKUs”) and ranges in size from approximately 50,000 to 70,000 square feet. We believe our Retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail continuing operations are supplied by our Wholesale distribution centers.

In the fourth quarter of fiscal 2021, we determined that two of the four remaining Shoppers stores in discontinued operations no longer met the held for sale criterion for a probable sale to be completed within 12 months. As a result, our Consolidated Financial Statements and financial information presented within this Annual Report reflect these two stores within the Retail segment operations within continuing operations, with prior periods having been revised to conform with the current period presentation. Throughout this Annual Report, references to Retail exclude previously disposed Shoppers stores, two Shoppers stores that are held for sale, as well as the Hornbacher’s, Shop ‘n Save and Shop ‘n Save East retail banners, which we acquired as a result of the Supervalu acquisition and previously disposed. For the periods in which we operated these stores, their results continue to be presented as discontinued operations.

Our Products and Services

Our Product Offering

Our extensive selection of products includes natural, organic, specialty, produce, and conventional grocery, and non-food products. We offer nationally advertised brand name and private label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to wholesale customers and our Retail stores to shoppers. We offer six main product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with 2,500+ items for departments throughout the store. It is complimented by SPRINGFIELD® as a regional solution and SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brand. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our category-specific brands, EQUALINE®, CULINARY CIRCLE®, ARCTIC SHORES SEAFOOD COMPANY®, BABY BASICS®, STONE RIDGE CREAMERY® and SUPER CHILL®, also provide national brand equivalent products at a competitive price.

Manufacturing and Natural Branded Products Businesses

Our Blue Marble Brands portfolio is a collection of national brands that offer organic, non-GMO, clean and specialty food. The WOODSTOCK® brand has been pioneering organic/non-GMO products for over 34 years and continues to launch innovation. TUMARO’S is our better for you wrap brand. MT.VIKOS®, KOYO®, ASIAN GOURMET®, MEDITERRANEAN ORGANIC®, and NATURAL SEA® are all niche specialty brands ranging from imported Greek feta cheese to organic Ramen.

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

Our Professional Services Offerings

We offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable solutions. These services include pass-through programs in which vendors provide services directly to our Wholesale customers, as well as services and solutions we develop and provide directly. Our services include retail store support, pricing strategy, shelf and planogram management, advertising, couponing, eCommerce, consumer convenience services, store design, equipment sourcing, electronic payments processing, network and data hosting solutions, and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.

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

Consumer Marketing Programs
•Monthly, region-specific, consumer circular programs, with the participating retailers’ imprint featuring products sold by the retailer to its customers. We offer circular programs to our customers and vendors through negotiated pricing for the retailer, and also provide retailers with a physical flyer and shelf tags corresponding to each month’s promotions. We also offer a web-based tool, which retailers can use to produce highly customized circulars and other marketing materials for their stores called the Customized Marketing Program.
•Truck advertising programs allow our suppliers to purchase advertising space on the sides of our hundreds of trailers traveling throughout the United States and Canada, increasing brand exposure to consumers.
•Web and digital marketing services including websites, mobile applications and eCommerce capabilities.

Trade Marketing Programs
•New item introduction programs showcase a supplier’s new items to retailers through trials and discounts.
•Customer Portal Advertising allows our suppliers to advertise directly to retailers using the portal that many retailers use to order product and/or gather product information.
•Foodservice options designed to support accounts in that category.
•Monthly specials catalogs that highlight promotions and new product introductions.
•Specialized catalogs for holiday and seasonal products.

Supplier Marketing Programs
•Efficient Supplier Agreement is a customized supplier relationship program designed to address key needs of a select group of suppliers.
•ClearVue®, an information sharing program offered to a select group of suppliers designed to improve the transparency of information and drive efficiency within the supply chain. With the availability of in-depth data and tailored reporting tools, participants are able to reduce inventory balances while improving service levels.
•Supply Chain by ClearVue®, an information sharing program designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. This program offers weekly and monthly reporting, enabling suppliers to identify areas of sales growth while pinpointing specific opportunities for achieving greater profits.
•Supplier-In-Site (SIS), an information-sharing website that helps our suppliers better understand our Wholesale customers in order to generate mutually beneficial incremental sales in an efficient manner.
•Growth incentive programs, supplier-focused high-level sales and marketing support for selected brands, which foster our partnership by building incremental, mutually profitable sales for suppliers and us.
•Various marketing vehicles are offered that support the needs of our diverse customer base, while providing suppliers a cost effective means to market and promote their products.

We continually seek customer and supplier feedback to ascertain their needs and allow us to better service them. We also provide our customers with:
•trends reports in the natural and organic industry;
•product data information such as best seller lists, store usage reports and catalogs;
•assistance with store layout designs, new store design and equipment procurement;
•planogramming, shelf and category management support;
•in-store signage and promotional materials, and assistance with product display planning and set up;
•shelf tags for products; and
•a robust customer portal with product information, search and ordering capabilities, reports and publications.

Organic Certification

Our “Certified Organic Distributor” certification covers 30 of our natural distribution centers in the United States, except for facilities acquired in connection with the acquisitions of Tony’s, Haddon, and Nor-Cal. Although not designated as a “Certified Organic Distributor” by QAI, the two Tony’s California locations are certified as Organic by the State of California Department of Public Health Food and Drug Branch, and Nor-Cal is currently registered with the California Department of Food and Agriculture Organic Program as an organic handler. In addition, our four Canadian distribution centers in British Columbia and Ontario each hold an organic distributor certification from either QAI or ProCert Canada.

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

Our Suppliers

We purchase our products from nearly 12,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, North America, South America, Australia and New Zealand. We believe suppliers seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell the suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2021.

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

Our Distribution Systems

We select the sites for our distribution centers to provide direct access to the markets we serve and configure them to minimize total operating costs. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often much further away. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased and owned trucks, contract carriers and the suppliers themselves. When financially advantageous, we pick up products from suppliers or satellite staging facilities and return them to our distribution centers using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between our distribution centers if needed, which helps to reduce out-of-stocks and to sell perishable products prior to their expiration date.

The majority of our trucks are leased and are maintained by third-party national leasing companies, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. We also have facilities where we operate our own maintenance shops.

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

Competition

Our Wholesale and Retail businesses operate in a highly competitive industry, which typically results in low profit margins for the industry. Our food distribution business directly competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with deep discount retailers, limited assortment stores and wholesale membership clubs. The primary competitive factors in the Wholesale business include price, service level, product quality, variety and other value-added services. In recent years consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than us.

Independent retailers and smaller Chain customers represent a significant portion of our business and face intense competition from supercenters, deep discounters, mass merchandisers and rapidly growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services.

Our retail banners compete with traditional grocery stores, supercenters, deep discounters, mass merchandisers, limited assortment stores, and eCommerce providers. The principal competitive factors in grocery retail include the location and image of the store; the price, quality, and variety of the fresh offering; and the quality, convenience, and consistency of service. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing, and sales focus. Our retail stores have continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up, and home delivery.

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

Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor and similar regulations by state agencies. These regulations require us to comply with certain health and safety standards to protect our employees from recognized hazards. We are also subject to the National Labor Relations Act, which provides employees the right to organize and bargain collectively with their employer and to engage in other protected concerted activity.

Our facilities in the United States and in Canada are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Further, many of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel, hydrogen fuel and other petroleum products which are subject to laws regulating such systems and storage tanks. Moreover, in some of our facilities we, or third parties with whom we contract, perform vehicle maintenance. Our policy is to comply with all applicable federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials.

Our international business operations are subject to various laws and regulations regarding the import and export of products and preventing corruption and bribery (including the US Foreign Corrupt Practices Act). We have implemented and continue to develop robust import/export and anti-corruption compliance programs and processes to comply with applicable laws and regulations governing our international business activities.

Human Capital Management

Our employees are critical to supporting our values and achieving our strategic vision. Through our UNFI Pride strategic pillar, we are striving to be an employer of choice. We are focused on associate engagement, empowerment and safety that allow for innovation and bringing best-in-class solutions to our customers and suppliers in an ever changing retail landscape, including new ways of work scheduling and productivity investments. In Fiscal 2021, we created Compensation Committee oversight for human capital management matters with a focus on associate wellbeing across a variety of measures.

As of July 31, 2021, we had approximately 28,300 full and part-time employees within continuing operations, 11,000 of whom (approximately 39%) are covered by 48 collective bargaining agreements, including agreements under renegotiation. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering unprecedented flexibility to associates in the way, and when and how they work. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We are committed to the continued support and development of our associates and provide access to robust leadership development programming, role-based training and other career development opportunities at every stage of an associate’s tenure with us. Designed to enhance the leadership capabilities of our people, the Emerge program for front-line leaders and the Evolve program for our mid-level managers invite participants from all departments to come together to learn and practice their management skills and identify opportunities to lead more effectively. The Elevate program for Director-level and above associates, as well as the Operations Leadership Academy for leaders in our distribution centers, work to solidify our talent pipeline and promote the success of the organization’s future leaders. In addition, we partner with key groups within the organization, such as Sales and Risk & Safety, to develop role-based training to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from skills-based training deployed electronically through our BetterU learning system, to mentorship programs and career development discussions and beyond.

Compensation and Benefits

Our compensation and benefits programs are designed to promote a culture of wellbeing and recognize our associates for their outstanding achievements and dedication to serving our customers and keeping them safe during even the most challenging of times. We are committed to offering market competitive pay programs which reward high levels of performance, and behaviors that challenge convention and drive company success. Our short-term incentive programs model the Company’s financial goals and are intended to align our eligible associates’ rewards with our financial success. Long-term incentives, including restricted stock units and performance awards, are designed to attract and retain innovative leaders and align their financial interests with that of our shareholders and other stakeholders. As part of our commitment to recognize our associates’ “whole self” – health, finances and overall wellbeing – we offer a comprehensive health and welfare benefit program to eligible associates providing a variety of medical, dental and vision options plus additional voluntary benefits like long-term disability and optional life insurance. Additionally, we provide to eligible associates a leading edge, no-cost wellness program, paid time off programs including paid parental leave, an employee assistance program, 401(k) plan, and a back-up childcare program.

Diversity and Inclusion

We pledge to promote equity, celebrate diversity, dismantle systemic racism, and support justice and inclusion for all. Our Board of Directors is diverse in gender and ethnic background, as well as having a broad range of experience, four out of ten directors are female, with two members identifying as African American and one member identifying as LGBTQ+. We recognize that innovation thrives when there is unity and respect for diverse backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, equity and empathy through open dialogues, educational opportunities and by honoring the experiences and special events that speak to our associates’ many identities.

We built a diversity and inclusion team and created a diversity and inclusion strategy based on research, best practices and leadership commitment. This strategy included hiring a Vice President of Diversity and Inclusion and establishing a diversity council which has taken an active role in advocating for and celebrating diversity and inclusion, as well as overseeing belonging and innovation groups. We provided helpful diversity and inclusion information on our associate platforms including diversity and inclusion training. Additionally, we launched UCount, a campaign to encourage associates to self-identify and rolled out Real Talk, a series of conversations on various dimensions of diversity.

Creating a Safe Environment

Safety is at the forefront of everything we do. We continue to focus on the safety of our associates, customers and communities through the COVID-19 pandemic, with enhanced sanitation and increased safety measures. We also have invested in several initiatives, including the development and implementation of a new safety brand and pledge, Every Moment Matters, that is designed to foster a caring culture, the implementation of interactive and proven training programs, which are rolled out across our network, and enhanced safety auditing. Safety is one of our core values and a part of our Pride strategic pillar as we strive for zero injuries.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, demand for our products, supply shortages and general economic conditions. Our working capital needs are generally greater during the months leading up to high sales periods, such as the build up in inventory during the time period leading to the calendar year-end holidays. Our inventory, accounts payable and accounts receivable levels may be impacted by macroeconomic impacts and changes in food-at-home purchasing rates. These effects can result in normal operating fluctuations in working capital balances, which in turn can result in changes to cash flow from operations that are not necessarily indicative of long-term operating trends.

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

Strategic and Operational Risks

Pandemics or disease outbreaks, such as the COVID-19 pandemic and associated responses, may disrupt our business, including among other things, increasing our costs, impacting our supply chain, and driving change in customer and consumer demand for our products, and could have a material adverse impact on our business.

In connection with the outbreak of and measures implemented in an attempt to contain the COVID-19 pandemic (such as mandatory and voluntary closures and restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions), we experienced elevated demand for the products we distribute as consumption of food at home increased. This trend has persisted with a resurgence of infection rates and new variants with higher transmissibility, and with some consumers opting to stay home due to the perceived risk associated with COVID-19. While our independent customers have performed well through the COVID-19 pandemic, there is no assurance that increased volume at these customers will be sustained over the long-term. The increased wholesale customer and end-consumer demand may decrease relative to current levels if and when the need for social distancing, quarantine or isolation measures decreases and consumers fully return to school and work. We are unable to predict when and to what extent that may occur.

Although our business has benefited through increased demand, the impact of and associated responses to the COVID-19 pandemic has had and could continue to have an adverse effect on other aspects of our business and operations. For example, we have incurred, and expect to continue to incur, increased costs, including: labor costs resulting from overtime, paid sick leave, or leaves of absence; costs associated with safety measures throughout our facilities, including symptom scanning, testing, enhanced sanitation, social distancing practices, such as partitions, decals, pre-shift temperature screenings, and the provision of personal protective equipment to our associates; costs associated with evaluating and piloting additional safety measures; and other increased operating costs. In addition, we provided our associates with temporary state of emergency wage increases and increased overtime to warehouse, driver, and in-store associates during the peak of the pandemic, and may decide to, or be required to, reinstitute that benefit in the future.

Our business could be negatively impacted by reduced workforces due to illness or other restrictions related to COVID-19; a shortage of qualified labor to support increased demand; any failure of third parties on which we rely, including our suppliers, contract manufacturers, third-party labor contractors and external business partners to meet their obligations to us, or significant disruptions in their ability to do so; or diversion of management’s attention, including if key employees become ill. We continue to experience higher than usual levels of out-of-stocks leading to reduced fill rates, which may result in higher costs, fees, or penalties to service our customers. We have experienced temporary suspensions of operations at one facility due to an elevated number of COVID cases, and we may experience future facility closures due to outbreaks of COVID-19, reduced workforce availability or government mandates. We could also experience disruptions to our supply chain through the shutdown of one or more of our distribution centers or warehouses, the inability to transport products to serve our customers or the inability of our vendors and contract manufacturers to supply products to us.

Our inventory and sales levels have stabilized to higher than pre-COVID-19 levels. If there were a rapid reduction in demand for the products we distribute, our results and cash flows may be negatively impacted if we are unable to monetize working capital maintained to support these higher levels. We experienced declines in certain of our sales channels as a result of changes in consumer purchasing habits related to COVID-19, including reductions in food service, bulk snacks, seeds and nuts, and international categories and we cannot be certain how consumer habits may continue to evolve. Further, the pandemic has accelerated the consumer shift to eCommerce and new ways to purchase food, including increased restaurant and other delivery options, which may negatively impact demand at our retail grocery customers, and which trends may continue beyond the cessation of social distancing practices as the impact of the pandemic lessens.

Any of the foregoing factors, or other effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts to a certain extent depends on factors beyond our control.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, the duration of social distancing, quarantine or isolation measures and whether additional waves of COVID-19 infections (as a result of mutations in COVID-19 virus or otherwise) will affect the United States and Canada, our ability and the ability of our suppliers to continue to operate manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and purchasing habits. Each of these factors involves uncertainty, and therefore, we cannot predict the duration and scope of any potential disruption or reasonably estimate the ultimate financial impact at this time.

We depend heavily on our principal customers and our success is heavily dependent on our principal customers’ ability to maintain and grow their businesses.

Whole Foods Market, a subsidiary of Amazon.com, Inc., accounted for approximately 19% of our net sales in fiscal 2021. We serve as the primary distributor of natural, organic, and specialty non-perishable products, and also distribute certain specialty protein, cheese, deli items, and products from health, beauty, and supplement categories to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement, which expires on September 27, 2027. Our ability to maintain a close, mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.

The loss or cancellation of business from our larger customers, including due to increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, or our failure to comply with the terms of our distribution agreement, where applicable, could materially and adversely affect our business, financial condition, or results of operations. Similarly, if Whole Foods Market diverts purchases from us beyond minimum amounts it is required to purchase under our distribution agreement, our business, financial condition, or results of operations may be materially and adversely affected.

Our business is characterized by low margins, which are sensitive to inflationary and deflationary pressures, and intense competition and consolidation in the grocery industry, and our inability to maintain or increase our operating margins could adversely affect our results of operations.

The grocery industry is characterized by a relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reductions in gross margins. The grocery business is intensely competitive, and the ongoing consolidation and evolving competitive landscape within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial and other resources than we do. Consumers also have more choices for grocery purchases, including independent retailers that we do not supply and eCommerce solutions, which reduces the demand for products supplied by our wholesale customers. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

Our ability to compete successfully will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural and conventional products, as well as specialty or independent grocery and mass market grocery distributors and cooperatives, as well as customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with our natural and organic product offerings, and they may have substantially greater financial and other resources than we have and may be better established in their markets. Natural and organic product offerings typically generate higher margins, but these margins could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

In addition, many supermarket chains have increased self-distribution or purchases directly from suppliers of certain items that we sell. New competitors are also entering our markets as barriers to entry are relatively low. For example, more natural and organic products are being sold in convenience stores and other mass market retailers and online through eCommerce than was the case a few years ago, and many of these customers are being serviced by other conventional distributors or are self-distributing. We also face indirect competition as a result of the fact that our customers with physical locations face competition from online retailers and distributors that seek to sell certain of the type of products we sell to our customers directly to consumers. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition, or results of operations.

The continuing consolidation of retailers, the growth of chains, and increased closures of grocery locations may reduce our profit margins in the future as more customers qualify for greater volume discounts, and as we experience pricing pressures from suppliers and retailers. Sales to chain customers generate a lower gross margin than do sales to our independents channel customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts, which puts downward pressure on our gross margins as sales to these customers increase. To compensate for these lower gross margins, we must increase the dollar value of products we sell or reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition, or results of operations could be materially and adversely impacted.

If we are not able to continue to capture scale efficiencies and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not refine and improve our systems continually or if we are unable to effectively improve our systems without disruption, including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline.

Further, because many of our sales are at prices that are based on our product cost plus a percentage markup, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers. If we are unable to reduce our expenses as a percentage of net sales, our business, financial condition, or results of operations could be materially and adversely impacted.

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

In our attempt to reduce operating expenses and increase operating efficiencies, we have invested in the development and implementation of new information technology. We are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform. In addition, we plan to remain focused on the automation of our new or expanded distribution centers that are at different stages of construction. We may not be able to implement these technological changes in the time frame that we have planned and delays in implementation (including delays resulting from the integration of Supervalu) could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our current plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition, or results of operations. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers), which may have a material adverse effect on our business, financial condition, or results of operations.

We face risks related to the availability of qualified labor, labor costs, and labor relations.

We have experienced, and may continue to experience, a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful, and we could encounter a shortage of qualified labor in the future. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. We are undertaking efforts to automate certain functions of our business. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency through automation or to increase productivity and efficiency through other methods, including as a result of delays in executing our business transformation and integration efforts, we may be more susceptible to labor shortages than our competitors. We have incurred increased costs to address a shortage of qualified labor in certain geographies, particularly with warehouse workers and drivers, including wage actions, sign-on bonus programs, and increased us of third-party labor.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our wholesale customers. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for the products we supply. Additionally, the terms of some legacy Supervalu collective bargaining agreements may limit our ability to increase efficiencies.

As of July 31, 2021, approximately 11,000 of our 28,300 employees (approximately 39%) were covered by 48 collective bargaining agreements, including agreements under negotiation, which expire through April 2027. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses, which could have a material adverse impact on our business, financial condition, or results of operations. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures, and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time that we are required to employ replacement workers and security measures these costs could be significant and could have a material adverse effect on our business, financial condition, or results of operations.

We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future, and as we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with existing unions could have substantially less favorable terms than prior to such expanded union-organizing efforts.

We are transforming our business and have engaged, and may continue to engage in, acquisitions and other strategic initiatives, and may encounter difficulties integrating acquired businesses and may not realize the anticipated benefits of our acquisitions, including, in particular, our acquisition of Supervalu.

We have engaged in, and could continue to pursue, strategic transactions and initiatives as we transform our business. Acquisitions present significant challenges and risks relating to the integration of acquired businesses.

Our ability to achieve the expected benefits of acquisitions will depend on, among other things, our ability to effectively execute on our business strategies, integrate and manage the combined operations, retain customers and suppliers on terms similar to those in place with the acquired businesses, achieve desired operating efficiencies and sales growth, optimize delivery routes, coordinate administrative and distribution functions, integrate management information systems, expand into new markets to include markets of the acquired business, retain and assimilate the acquired businesses’ employees, and maintain our financial and internal controls and systems as we expand our operations. Achieving the anticipated benefits of acquisitions also depends on the adequacy of our implementation plans and the ability of management to oversee and operate effectively the combined operations.

To realize the anticipated benefits of the Supervalu acquisition, our business must be successfully combined with Supervalu. We could fail to realize the anticipated benefits for a variety of reasons, including failure to leverage the increased scale of the combined company effectively, difficulties integrating information technology systems, failure to effectively coordinate sales, procurement, and marketing efforts to communicate the capabilities of the combined company, and failure to execute an efficient integrated distribution network incorporating our spectrum of product offerings.

The integration businesses that we acquire might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Any of the businesses we acquired may also have liabilities or adverse operating issues, including some that were not discovered before the acquisition, and our indemnity for such liabilities may also be limited or nonexistent.

Additionally, our ability to pursue any future acquisitions may depend upon obtaining additional financing, which may not be available on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational or other benefits and synergies in a timely manner, management’s resources could be diverted and our business, financial condition, or operating results could be materially and adversely affected, particularly in transition periods immediately following the consummation of those transactions.

We may have difficulty managing our growth, and our growth plans may not produce the results that we expect.

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

We have substantially expanded our distribution center network through the acquisition of Supervalu. If we fail to optimize the volume of supply operations in our distribution center network or do not retain existing business, excess capacity may be created. Any excess capacity may create inefficiencies and adversely affect our business, financial condition, or results of operations, including as a result of incurring operating costs for these facilities without sufficient corresponding sales revenue to cover these costs.

We cannot assure you that we will be able to successfully optimize our distribution center network or open new distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue to have, operational challenges. Our ability to compete effectively, maintain service levels, and manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition, or results of operations.

Further, a key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products that are typically found in the perimeter of our customers’ stores, in addition to the products we have historically distributed, will differentiate us from our competitors and increase demand for our products. We accelerated this fresh strategy with acquisitions. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition, or results of operations may be materially and adversely affected, or we may not be able to fully realize the benefits of those acquisition.

Our wholesale distribution business could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers, or if our customers are unable to grow their businesses.

The profitability of our wholesale segment is dependent upon sufficient volume to support our operating infrastructure, which is dependent on our ability to attract new customers and increase sales to and retain existing customers. The inability to attract new customers or the loss of existing customers from a decision to use alternative sources of distribution, whether through a competing wholesaler or by converting to self-distribution, or due to retail closure or industry consolidation may negatively impact our sales and operating margins.

Our success also depends in part on the financial success and cooperation of our wholesale customers. These wholesale customers manage their businesses independently and, therefore, are responsible for the day-to-day operation of their stores. They may not experience an acceptable level of sales or profitability, and our revenues and gross margins could be negatively affected as a result. We may also need to extend credit to our wholesale customers. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Additionally, in the past we have entered into wholesale customer support arrangements to guaranty or subsidize real estate obligations, which make us contingently liable in the event our wholesale customers default. If sales trends or profitability worsen for wholesale customers, their financial results may deteriorate, which could result in, among other things, lost business for us, delayed or reduced payments to us or defaults on payments or other liabilities owed by wholesale customers to us, any of which could adversely impact our financial condition and results of operations, as well as our ability to grow our wholesale business. In this regard, our wholesale customers are affected by the same economic conditions, including food inflation and deflation, and competition that our retail segment faces. The magnitude of these risks increases as the size of our wholesale customers increases.

Many of our customers are not obligated to continue purchasing products from us and larger customers that do have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend the contract at its expiration.

Many of our wholesale customers buy from us under purchase orders, and we generally do not have written agreements with or long-term commitments from these customers for the purchase of products. We cannot assure you that these customers will maintain or increase their orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition, or results of operations.

We may have contracts with certain of our customers (as is the case with many of our chain customers) that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum amount of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate or fail to perform under these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration or not to renew or extend at historical purchase levels, it may have a material adverse effect on our business, financial condition, or results of operations, including additional operational expenses to transition out of the business or to adjust our facilities and staffing costs to cover the reduction in net sales.

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

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. For example, we have experienced, and continue to experience, higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. These shortages have caused us to incur higher Operating expenses due to the cost of moving products between our distribution facilities in order to attempt to maintain expected service levels. We cannot be sure when this trend will end or whether it will recur in the future. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes, or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain supplier products. In addition, increased tariffs on imported goods, and any retaliatory actions by affected countries, may result in an increase in our costs for goods imported into the United States, and may reduce customer demand for affected products if the parties having to pay those tariffs increase their prices.

Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain, or impact demand for our products. For example, in the past, weather patterns have at times resulted in lower than normal levels of precipitation in key agricultural states, such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. In addition, wildfires in the West have impacted certain of our suppliers in the past. The impact of sustained extreme weather conditions is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Conversely, in years where rainfall levels are abundant, product costs, particularly in our perishable and produce businesses, may decline and the results of this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could prevent us from fulfilling our obligations to customers, and customers may turn to other distributors. In that case, our business, financial condition or results of operations could be materially and adversely affected.

Disruptions to our or third-party information technology systems, including cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect our business and results of operations.

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers, employees, and vendors and our proprietary business information. We also share information with vendors. Information systems are vulnerable to not functioning as designed and to disruptions and security breaches by computer hackers and cyber terrorists, which risks may be more pronounced as associates continue to work from home.

Although we continue to take actions to strengthen the security of our information technology systems, these measures and technology may not adequately anticipate or prevent security breaches in the future or we may not be able to timely implement these measures and technology. Cyber-attacks are rapidly evolving and becoming increasingly frequent, sophisticated and difficult to detect. The failure to promptly detect, determine the extent of, appropriately respond to, and contain a significant data security attack or breach of our systems or any third-party systems used by us could have a material adverse impact on our business, financial condition, or results of operations. We could also lose credibility with our customers and suffer damage to our reputation and future sales, including through negative publicity and social media. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason, including a ransomware attack, and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

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

We provide single employer and multiemployer health, defined benefit pension, defined contribution benefits to many of our employees and, in some cases, former employees. The costs of such benefits continue to increase, and the extent of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which has resulted in changes to the U.S. healthcare system and imposes mandatory types of coverage, reporting and other requirements; return on assets held in plans; changes in actuarial valuations, estimates, or assumptions used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

Additionally, certain multiemployer pension plans, and to a lesser extent, certain Company-sponsored plans, in which we participate are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets, in certain cases (for example, Central States Pension Plan), by a wide margin. Withdrawal liabilities from multiemployer plans could be material, our efforts to mitigate these liabilities may not be successful, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. We expect that increases of unfunded liabilities of these plans would result in increased future payments by us and the other participating employers over the next several years. Any changes to our pension plans that would impact associates covered by collective bargaining agreements will be subject to negotiation, which may limit our ability to manage our exposure to these plans. A significant increase to funding requirements could adversely affect our financial condition, results of operations, or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access financial markets.

Our insurance and self-insurance programs may not be adequate to cover future claims.

We use a combination of insurance and self-insurance to provide for potential liabilities, including workers’ compensation, general and auto liability, director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of insurance fluctuates based upon our historical trends, market conditions, and availability. In response to the current market, we have also increased deductibles and increased percentages of loss retention above the deductible for certain of our policies, which could expose us to higher costs in the event of a claim.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,100 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into on August 30, 2018, as amended, and the term loan agreement (the “Term Loan Agreement”) related to our $1,950.0 million term loan facility (the “Term Loan Facility”) entered into in October 2018, as amended, and the indenture governing our unsecured 6.75% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

In addition, our ABL Loan Agreement, Term Loan Agreement, and the indenture governing the Senior Notes require that we comply with various financial tests and impose certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments, or return capital to stockholders through share repurchases or paying dividends. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, or results of operations.

The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition, or results of operations.

Historically, acquisitions and capital expenditures have been a large component of our growth. We anticipate that capital expenditures will continue to be, and acquisitions may be, important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, our not being in compliance with restrictive covenants under our debt agreements, or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition, or results of operations.

In addition, our profit margins depend on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up-front to purchase products that we then sell over a multi-month time period. Therefore, increases in the cost of capital available to us or our inability to access additional capital through borrowed funds at satisfactory economic terms could restrict our ability to engage in strategic investment buying initiatives, which could reduce our profit margins and have a material adverse effect on our business, financial condition, or results of operations.

We have experienced losses due to the uncollectibility of accounts and notes receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us.

Certain of our customers have from time to time experienced bankruptcy, insolvency, or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our business, financial condition, or results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. For example, we incurred significant bad debt expense in the second quarter of fiscal 2020 as a result of three customer bankruptcies. In addition, even when our contracts with these customers are not rejected in bankruptcy, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Impairment charges for long-lived assets could adversely affect the Company’s financial condition and results of operations.

We monitor the recoverability of our long-lived assets, such as buildings, equipment and leased assets, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the review performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which may result in an impairment charge.

We cannot accurately predict the amount or timing of any impairment of assets. Should the value of long-lived assets become impaired, our financial condition and results of operations may be adversely affected.

Changes in the military commissary system or decreases in governmental funding could negatively impact the sales and operating performance of our military business.

Our Wholesale segment sells and distributes grocery products to military commissaries and exchanges in the United States. The commissary system has experienced material changes as the Defense Commissary Agency has looked to reduce the level of governmental funding required for the system, including to lower prices from suppliers and to offer its own private label products. The military food distribution industry already has narrow operating margins making economies of scale critical for distributors. These changes could have an adverse impact on the sales and operating performance of our military business. Additionally, our military business faces competition from large national and regional food distributors, as well as smaller food distributors, and the military commissaries and exchanges face competition from low-cost retailers.

Economic Risks

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of July 31, 2021, we had approximately $2.2 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility in planning for and responding to, adverse general economic and industry conditions and changes in our business and the competitive environment and placing us at a disadvantage to our competitors that are less leveraged;
•requiring us to use a substantial portion of operating cash flow to pay principal of, and interest on, indebtedness, instead of other purposes, such as funding working capital, capital expenditures, acquisitions, share repurchases, or other corporate purposes;
•increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity, and access to capital markets;
•restricting us from making desired strategic acquisitions in the future or causing us to make non-strategic divestitures;
•increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;
•making it more difficult for us to repay, refinance, or satisfy our obligations with respect to our debt;
•limiting our ability to borrow additional funds and increasing the cost of any such borrowing; and
•imposing restrictive covenants on our operations, which could result in an event of default if we are unable to comply, and absent any cure or waiver of such default ultimately could result in the acceleration of the such debt and potentially other debt with cross-acceleration or cross-default provisions.

There is no assurance that we will generate sufficient cash flow from operations or that future debt or equity financing will be available to us to enable us to pay our indebtedness. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity, however, we may not be able to do on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, financial condition, or results of operations. In addition, the upcoming transition away from the London Interbank Offered Rate (“LIBOR”), as a common reference rate in the global financial market, may adversely affect interest expense related to borrowings under our credit facilities and our interest rate swaps, which could potentially negatively impact our financial condition.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits away from natural, organic, or specialty products could reduce demand for our higher margin natural and organic products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products or new information regarding the health effects of consuming certain foods. Although there is a growing consumer preference for sustainable, organic and locally grown products, there can be no assurance that such trend will continue. Changing consumer eating habits also occur due to generational shifts, including younger generations seeking new and different foods, as well as more ethnic, menu options and menu innovation. However, there can be no assurance that such trend will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to trends in eating habits, our business, financial condition, or results of operations could suffer.

Increased fuel costs may adversely affect our results of operations.

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers, including costs of inbound goods from our suppliers. These factors, in turn, may negatively impact our net sales, margins, operating expenses, and operating results. To manage this risk, we have in the past entered, and may in the future enter, into commodity derivative contracts to hedge a portion of our projected diesel fuel requirements. To the extent we do not enter into commodity swap agreements, our exposure to volatility in the price of diesel fuel would increase relative to our exposure to volatility in periods in which we had outstanding commodity derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. We also maintain a fuel surcharge program with certain customers, which allows us to pass some of our higher fuel costs through to those customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

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

Our business is highly regulated at the federal, state, and local levels and our products and distribution operations require various licenses, permits, and approvals, including:

•the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;
•our warehouse and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities; and

•the United States Department of Transportation and the United States Federal Highway Administration regulate our United States trucking operations.

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

Food Safety and Marketing: There is increasing governmental scrutiny, regulations and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of our food and drug products. In addition, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging, and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations.

Wage Rates and Paid Leave: Changes in federal, state or local minimum wage and overtime laws or employee paid leave laws could cause us to incur additional wage costs, which could adversely affect our operating margins. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs.

Foreign Operations: Our supplier base includes domestic and foreign suppliers. In addition, we have customers located outside the United States. Accordingly, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact our financial condition and results of operations. In addition, we are required to comply with laws and regulations governing export controls, and ethical, anti-bribery and similar business practices such as the Foreign Corrupt Practices Act. Our Canadian operations are similarly subject to extensive regulation, including the English and French dual labeling requirements applicable to products that we distribute in Canada. The loss or revocation of any existing licenses, permits, or approvals or the failure to obtain any additional licenses, permits, or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition, or results of operations.

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

The failure to comply with applicable regulatory requirements or make capital expenditures required to maintain compliance with governmental laws and regulations, including those referred to above and in Item 1. Business-Government Regulation of this Annual Report, could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future. We cannot predict the nature of future laws, regulations, interpretations, or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business. We may incur material costs in our efforts to comply with current or future laws and regulations or due to any required product recalls.

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

We face a risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. In addition, meat, seafood, cheese, poultry, and other products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in the meat and poultry products we distribute. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury, or events that give rise to claims that our products are not of the quality or composition claimed to be, may result in product liability claims from individuals, consumers and governmental agencies, penalties and enforcement actions from government agencies, a loss of consumer confidence, harm to our reputation and could cause production and delivery disruptions, which may adversely affect our financial condition or results of operations. While we generally seek contractual indemnification and insurance coverage from our suppliers, we might not be able to recover these significant costs from our suppliers. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them.

In addition, if we were to manufacture or distribute foods that are or are perceived to be unsafe, contaminated, or defective, it may be necessary for us to recall such products, or we may recall products that we determine do not satisfy our quality standards. Any resulting product recalls could have an adverse effect on our business, financial condition, or results of operations. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition, or results of operations.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, service mark trade secret, copyright, and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, private label products, and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names, logos, and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented, or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans, and domain names similar to ours, consumer confusion could result, the perception of our brands and products could be negatively affected, and our sales and profitability could suffer as a result. In addition, if our wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to protect our proprietary information could also have an adverse effect on our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 57 distribution centers and warehouses at July 31, 2021, which were utilized by our Wholesale segment and our other operating segments. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of July 31, 2021:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Hopkins, Minnesota(2)	1,866	—	1,866
Allentown, Pennsylvania	—	1,327	1,327
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Riverside, California	—	1,175	1,175
Centralia, Washington	—	1,155	1,155
York, Pennsylvania	—	1,039	1,039
Joliet, Illinois	—	988	988
Green Bay, Wisconsin	—	980	980
Champaign, Illinois	—	910	910
Harrisburg, Pennsylvania	—	883	883
Fort Wayne, Indiana(2)	871	—	871
Commerce, California	—	858	858
Pompano Beach, Florida	—	799	799
Ridgefield, Washington(2)	779	—	779
Quincy, Florida(2)	758	—	758
Sarasota, Florida	—	743	743
Montgomery, New York(2)	500	180	680
Pittsburgh, Pennsylvania(2)	679	—	679
Atlanta, Georgia(2)	389	259	648
Moreno Valley, California	—	613	613
Lancaster, Texas	—	590	590
Anniston, Alabama(2)	465	105	570
Indianola, Mississippi	543	—	543
Aurora, Colorado	—	529	529
Rocklin, California(2)	469	—	469
Stevens Point, Wisconsin(2)	314	146	460
Gilroy, California(2)	447	—	447
Sturtevant, Wisconsin(2)	442	—	442
Carlisle, Pennsylvania	—	423	423
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Dayville, Connecticut(2)	317		317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Santa Fe Springs, California	—	298	298
Iowa City, Iowa	271	20	291
West Sacramento, California(2)	251	—	251
Bismarck, North Dakota(2)	244	—	244
Anniston, Alabama	—	231	231
Yuba City, California	—	224	224
Billings, Montana(2)	220	—	220
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
West Newell, Illinois	155	—	155
Philadelphia, Pennsylvania	—	100	100
Richmond, British Columbia	—	96	96
Roseville, California	—	86	86
West Sacramento, California(2)	85	—	85
Logan Township, New Jersey	—	70	70
Burnaby, British Columbia	—	41	41
Fife, Washington	—	39	39
Montreal, Quebec	—	31	31
Truckee, California	—	8	8
Total	13,304	16,988	30,292
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers out of these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes continuing operations retail stores utilized by our Retail segment as of July 31, 2021:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)	53	1,134	2,514	3,648
Shoppers(2)	21	—	1,263	1,263
Total	74	1,134	3,777	4,911
(1)Cub Foods stores include stores in which we have a controlling ownership interest, and excludes 33 franchised Cub Foods stores in which we have a minority interest or no ownership interest.
(2)Shoppers retail stores exclude two Shoppers stores classified as discontinued operations in the Consolidated Financial Statements.

Corporate

As of July 31, 2021, we had approximately 1 million square feet, 93 percent of which was leased, of surplus retail stores and warehouses, excluding assigned leases.

As of July 31, 2021, we utilized approximately 552 thousand square feet of corporate office space primarily related to our executive offices located in Providence, Rhode Island and Eden Prairie, Minnesota, as well as other smaller administrative offices across the United States. We own approximately 240 thousand square feet and lease the remaining 312 thousand square feet of our corporate office space.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate and antitrust. Other than as described in Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On July 31, 2021, we had 80 stockholders of record.

We have never paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and repay our outstanding indebtedness, and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Additionally, our ABL Credit Facility, Term Loan Facility and Senior Notes contain terms that limit our ability to make any cash dividends unless certain conditions and financial tests are met.

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on July 30, 2016 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among United Natural Foods, Inc., the S&P SmallCap 600, the S&P SmallCap 600 Food Distributors(1)

$250
$200
$150
$100
$50
$0
July 30, 2016
July 29, 2017
July 28, 2018
August 3, 2019
August 1, 2020
July 31, 2021
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group reflects the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	July 30, 2016	July 29, 2017	July 28, 2018	August 3, 2019	August 1, 2020	July 31, 2021
United Natural Foods, Inc.	$100.00	$75.79	$65.05	$16.85	$39.72	$66.27
S&P SmallCap 600 Index	$100.00	$117.85	$143.80	$131.55	$123.36	$193.62
S&P SmallCap 600 Food Distributors Index	$100.00	$91.37	$87.58	$49.74	$50.95	$83.70

Issuer Purchases of Equity Securities

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200 million. We did not repurchase any shares of our common stock in fiscal 2021 or 2020 pursuant to the share repurchase program. As of July 31, 2021, we have $176 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2022. Additionally, our ABL Credit Facility, Term Loan Facility and Senior Notes contain terms that limit our ability to repurchase common stock above certain levels unless certain conditions and financial tests are met. We may also implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
May 2, 2021 to June 5, 2021	1,388	$37.23	—	$—
June 6, 2021 to July 3, 2021	7,861	35.38	—	—
July 4, 2021 to July 31, 2021	5,663	33.12	—	176
Total	14,912	$34.69	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 14,912 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of July 31, 2021, there was approximately $176 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the fourth quarter of fiscal 2021.

ITEM 6.    RESERVED

This item is reserved as a result of the Company’s early adoption of Item 301 of Regulation S-K, pursuant to rules adopted by the Securities and Exchange Commission on November 19, 2020, which included removing the requirement to include selected financial data.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, “Risk Factors” included in Part I, Item IA, “Forward-looking Statements” and other risks described elsewhere in this Annual Report.

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

•labor and other workforce shortages and challenges;
•our dependence on principal customers;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;
•the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures;
•our ability to realize anticipated benefits of our acquisitions and strategic initiatives, including, our acquisition of Supervalu;
•our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company and to achieve efficiencies and cost savings from these efforts;
•our ability to continue to grow sales, including of our higher margin natural and organic foods and non-food products, and to manage that growth;
•increased competition in our industry as a result of increased distribution of natural, organic and specialty products, and direct distribution of those products by large retailers and online distributors;
•increased competition in our industry, including as a results of continuing consolidation of retailers and the growth of chains;
•union-organizing activities that could cause labor relations difficulties and increased costs;
•our ability to operate, and rely on third-parties to operate, reliable and secure technology systems;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•the potential for disruptions in our supply chain or our distribution capabilities by circumstances beyond our control, including a health epidemic;
•the potential for additional asset impairment charges;
•the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;
•our ability to maintain food quality and safety;
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

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer nearly 300,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. We believe we are North America’s premier wholesaler with 57 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all fifty states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Over the past two years, we have substantially completed the integration of Supervalu and have turned our focus to transforming the business for further future growth. Our operating performance in fiscal 2021 benefited from the shift in food-at-home consumption resulting from the continued impacts of the COVID-19 global pandemic, and we expect to continue to benefit from ongoing changes in consumer purchasing behavior. Late in fiscal 2021, we introduced our Fuel the Future strategy with the mission of making our customers stronger, our supply chain better and our food solutions more inspired. Fuel the Future is composed of six strategic pillars, which are detailed in Part I. Item 1. Business.

Collectively, the tactics and plans behind each pillar are meant to capitalize on our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet, the positioning of our retail operations, and our focus on delivering returns for our shareholders.

We also introduced our ValuePath initiative early in fiscal 2021, pursuant to which we plan to improve operating performance through various initiatives planned to be implemented through the end of fiscal 2023. We plan to re-invest a portion of these operating savings in the business to drive market share gains, accelerate innovation, invest in automation and maintain competitive wage scales for our frontline workers.

We will continue to use free cash flow to reduce outstanding debt and are committed to improving our financial leverage.

Growth Drivers

A key component of our historical growth has been to acquire distribution companies differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to continue to deliver cost savings and accelerate growth. We believe the Supervalu acquisition allows us to better serve our wholesale customers’ needs and compete in the current environment by providing additional warehouse and transportation capacity, which has enabled us to provide a broader array of products to our customers. As one of the largest wholesale grocery distributors in North America, and in light of the continued expansion of our distribution network and “build out the store” strategy, we believe we are well positioned to leverage our infrastructure in the current economic and social environment to continue to serve our customers and the communities in which we operate, and are actively pursuing new customers. We recently introduced our Fuel the Future strategy, which we believe will further accelerate our growth through increasing sales of products and services, providing tailored, data-driven solutions to help our existing customers run their business more efficiently and contributing to new customer acquisitions.

We believe the key drivers for growth through new customers will come from the benefits of our significant scale, product and service offerings, and nationwide footprint, which we believe were demonstrated by the following larger customer developments in fiscal 2021.
•We’ve recently begun delivering product to Key Food Stores co-operative, Inc. (“Key Food”), a Co-Operative of over 300 grocery stores, after being selected as Key Food’s primary wholesaler. Our supply agreement with Key Food has a term of 10 years with expected sales over that period of approximately $10 billion.
•We have been the primary distributor to Whole Foods Market for more than 20 years. On March 3, 2021, we entered into an amendment to our distribution agreement dated October 30, 2015. The amendment extended the term of the distribution agreement from September 28, 2025 to September 27, 2027.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, and changes in the food distribution market structure and changes in trends in consumer behavior. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase, and the focus in recent decades on natural, organic and specialty foods has benefited the Company; however, consumer spending in the food-away-from-home industry had increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. In general, economic recessions usually result in higher food-at-home expenditures, which would be expected to benefit our customers and result in higher sales.

In fiscal 2020 and continuing into fiscal 2021, the COVID-19 pandemic, which we refer to as the pandemic, led to a significant increase in food-at-home expenditures as a percentage of total food expenditures. We experienced increases in Net sales and Gross profit due to higher Wholesale customer purchases. Retail experienced similar trend increases in Net sales and Gross profit from sales to end consumers. We expect that food-at-home expenditures as a percentage of total food expenditures will remain elevated in the near term compared to pre-pandemic levels. We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our Community Marketplace, an online marketplace connecting suppliers and retailers, and EasyOptions, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey eCommerce platform.

We expect to continue to benefit from elevated sales as compared to historical periods prior to the pandemic while food-at-home expenditures as a percentage of total food expenditures remains higher than recent historical periods prior to the pandemic. Trends in increased sales and gross margin benefits have lessened since the initial onset of the pandemic. The ultimate impact on our results is uncertain and dependent upon future developments, including the severity and duration of the pandemic, including any resurgence of infection rates and new variants with higher transmissibility, any economic downturn, actions taken by governmental authorities and other third parties in response to the pandemic such as social distancing orders or companies’ remote work policies, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain and rapidly changing. Any of these disruptions could adversely impact our business and results of operations. Considerable uncertainty remains regarding the future impact of the pandemic on our business.

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

We recently began experiencing a tighter operating labor market for our warehouse and driver associates, which has caused additional reliance and higher costs from third-party resources, and incremental hiring and wage costs. We believe this operating environment has been impacted by labor force availability and the pandemic. We are working to implement actions to fill open roles and maintain existing and future employment levels.

Distribution Center Network

Network Optimization and Construction

In the Pacific Northwest, we completed the consolidation of the volume of five distribution centers and their related supporting off-site storage facilities into two distribution centers during fiscal 2020. We expect to achieve synergies and cost savings through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. We also expect that the optimization of the Pacific Northwest distribution network will help deliver meaningful synergies contemplated in the Supervalu acquisition. We expanded the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. We are now supplying customers served by former Pacific Northwest locations from our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. In order to maintain and stabilize service levels of these higher volume Pacific Northwest distribution centers, we incurred incremental operating costs in fiscal 2021 that we believe temporarily reduced the realization of synergy benefits from this network consolidation.

To support our continued growth within southern California, we began operating a newly leased facility in Riverside, CA with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option with a delayed purchase provision to acquire the real property of this distribution center for approximately $152 million. We entered into an agreement to monetize the real property of this location through a sale-leaseback transaction, which is contingent upon the acquisition of the facility that we expect will occur on or before June 2022.

In fiscal 2022, we started operating our Allentown, PA distribution center with a capacity of 1.3 million square feet that will be utilized to service Key Food and other customers in that facility’s geographical area. We expect to incur initial start-up costs and operating losses in fiscal 2022 as the volume in this facility ramps up to match it’s expected full operating capacity.

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

Retail Operations

We currently operate 74 continuing operations Retail grocery stores, including 53 Cub Foods corporate stores and 21 Shoppers Food Warehouse stores. In addition, we supply another 27 Cub Foods stores operated by our Wholesale customers through franchise and LLC arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 22 “Cub Wine and Spirit” and “Cub Liquor” stores. We had previously announced our intention to thoughtfully and economically divest our retail businesses acquired as part of the Supervalu acquisition to focus on our core Wholesale distribution business. At this time, we do not have any current plans to divest our Retail business. We continue to strive to maximize the operating value of Retail. As part of that strategy, our new strategic focus is to invest in our stores and optimize our operations to be customer centric. We continue to remodel and upgrade our stores, while investing in eCommerce growth in the form of click-and-collect, delivery, and technology investments, such as mobile customer applications.

Part of our optimization efforts included updating our benefit plan offerings to a defined contribution plan as a replacement for a multiemployer pension plans to which we contribute pursuant to three Cub Foods collective bargaining agreements. In fiscal 2021, we withdrew from participating in three Retail multiemployer pension plans, resulting in a $63 million withdrawal charge, which is recorded within Operating expenses within our Consolidated Statements of Operations, Other long-term liabilities on the Consolidated Balance Sheets and within changes in operating assets and liabilities within Accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. As part of our optimization efforts, we are continuing to evaluate various options to address our off-balance sheet liability under certain of our Retail multiemployer pension plans, which actions may result in significant costs or charges. The extent of these costs and charges will be determined based on outcomes achieved under the process undertaken to minimize or eliminate the liability for the respective multiemployer pension plan. As we continue to work to find solutions to under-funded multiemployer pension plans, it is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations in the future as we actively bargain collective agreements with a number of our unions in due course. Beyond this immaterial plan, at this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time or one-time lump sum payments on a net present value basis.

In the fourth quarter of fiscal 2021, we determined we no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four Shoppers retail stores that were previously included within discontinued operations due to the criterion being met as of the Supervalu acquisition date. We revised our Consolidated Financial Statements to reclassify these stores from discontinued operations to continuing operations. This change in financial statement presentation resulted in the inclusion of these stores’ results of operations, financial position, cash flows and related disclosures within continuing operations for all periods presented in the Consolidated Financial Statements and presented below. In addition, in order to present these stores’ results of operations within continuing operations, Wholesale sales to these additional Retail stores have been eliminated upon consolidation.

Our discontinued operations as of the end of the fourth quarter of fiscal 2021 include two Shoppers stores, and for historical periods, results of discontinued operations include the Hornbacher’s and Shop ‘n Save and Shop ‘n Save East retail banners, which were divested in fiscal 2019, and Shoppers stores that were sold or closed in fiscal 2020 and fiscal 2021. In addition, cash flows from discontinued operations include real estate sales related to those historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Consolidated Financial Statements for all periods presented.

Services Agreement

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC, the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. During fiscal 2021, we earned $17 million under the Services Agreement, which was recorded within Net sales. We expect that services provided under the Services Agreement will wind down at or near the end of the initial term in December 2021. At that time, we will lose the revenue associated with this agreement, and any fixed or variable costs associated with servicing this agreement not eliminated concurrently with the decline in revenue, would result in decreased operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during fiscal 2021 and 2020. In the aggregate across our businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation of approximately one percent in fiscal 2021. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Composition of Consolidated Statements of Operations and Business Performance Assessment
Net sales
Our net sales consist primarily of product sales of natural, organic, specialty, produce and conventional grocery and non-food products, and support services revenue from retailers, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by us to customers for shipping and handling and fuel surcharges.

Cost of sales and Gross profit
The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus transportation costs necessary to bring the product to, or move product between, our distribution centers and retail stores, partially offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses.

Operating expenses
Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. These expenses include the departmental expenses of warehousing, delivery, purchasing, receiving, selecting and outbound transportation expenses.

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

Interest expense, net
Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, loss on debt extinguishment, interest expense on finance lease obligations, amortization of financing costs and discounts, and interest income.

Net periodic benefit income, excluding service cost
Net periodic benefit income, excluding service cost reflects the recognition of expected returns on benefit plan assets in excess of interest costs.

Adjusted EBITDA
Our Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition to the GAAP results, we consider certain non-GAAP financial measures to assess the performance of our business and understand underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. Adjusted EBITDA is provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to, any financial measure of performance prepared and presented in accordance with GAAP. Adjusted EBITDA excludes certain items because they are non-cash items or are items that do not reflect management’s assessment of ongoing business performance.

We believe Adjusted EBITDA is useful to investors and financial institutions because it provides additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of its importance as a measure of underlying operating performance, as the primary compensation performance measure under certain compensation programs and plans. We believe Adjusted EBITDA is reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business on a consistent basis over time. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. Adjusted EBITDA should be reviewed in conjunction with our results reported in accordance with GAAP in this Annual Report.

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting the cost of cash expenditures for capital assets or certain other contractual commitments, finance lease obligation and debt service expenses, income taxes, and any impacts from changes in working capital.

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less net income attributable to noncontrolling interests, plus non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, (Gain) loss on sale of assets, certain legal charges and gains, certain other non-cash charges or other items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above. The changes to the definition of Adjusted EBITDA from prior periods reflect changes to line item references in our Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the prior period presentation of two discontinued operations stores moved to continuing operations as discussed in Note 1—Significant Accounting Policies within Part II, Item 8 of this Annual Report.

				Increase (Decrease)
(in millions)	2021 (52 weeks)	2020 (52 weeks)	2019 (53 weeks)	2021	2020
Net sales	$26,950	$26,559	$22,341	$391	$4,218
Cost of sales	23,011	22,670	19,121	341	3,549
Gross profit	3,939	3,889	3,220	50	669
Operating expenses	3,593	3,552	2,976	41	576
Goodwill impairment charges	—	425	293	(425)	132
Restructuring, acquisition and integration related expenses	56	87	148	(31)	(61)
(Gain) loss on sale of assets	(4)	18	(1)	(22)	19
Operating income (loss)	294	(193)	(196)	487	3
Net periodic benefit income, excluding service cost	(85)	(39)	(35)	(46)	(4)
Interest expense, net	204	192	181	12	11
Other, net	(8)	(4)	(1)	(4)	(3)
Income (loss) from continuing operations before income taxes	183	(342)	(341)	525	(1)
Provision (benefit) for income taxes	34	(91)	(59)	125	(32)
Net income (loss) from continuing operations	149	(251)	(282)	400	31
Income (loss) from discontinued operations, net of tax	6	(18)	(3)	24	(15)
Net income (loss) including noncontrolling interests	155	(269)	(285)	424	16
Less net income attributable to noncontrolling interests	(6)	(5)	—	(1)	(5)
Net income (loss) attributable to United Natural Foods, Inc.	$149	$(274)	$(285)	$423	$11

Adjusted EBITDA	$746	$673	$563	$73	$110

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income (loss) from discontinued operations, net of tax.

(in millions)	2021 (52 weeks)	2020 (52 weeks)	2019 (53 weeks)
Net income (loss) from continuing operations	$149	$(251)	$(282)
Adjustments to continuing operations net income (loss):
Less net income attributable to noncontrolling interests	(6)	(5)	—
Net periodic benefit income, excluding service cost(1)	(85)	(39)	(35)
Interest expense, net	204	192	181
Other, net	(8)	(4)	(1)
Provision (benefit) for income taxes(2)	34	(91)	(59)
Depreciation and amortization	285	282	248
Share-based compensation	49	34	40
Goodwill impairment charges(3)	—	425	293
Restructuring, acquisition and integration related expenses(4)	56	87	148
(Gain) loss on sale of assets(5)	(4)	18	(1)
Multiemployer pension plan withdrawal charges(6)	63	—	—
Notes receivable charges(7)	—	13	—
Inventory fair value adjustment(8)	—	—	10
Legal reserve charge, net of settlement income(9)	—	1	(1)
Other retail expense(10)	5	1	—
Adjusted EBITDA of continuing operations	742	663	541
Adjusted EBITDA of discontinued operations(11)	4	10	22
Adjusted EBITDA	$746	$673	$563

Income (loss) from discontinued operations, net of tax(11)	$6	$(18)	$(3)
Adjustments to discontinued operations net income (loss):
Benefit for income taxes	(1)	(5)	(3)
Restructuring, store closure and other charges, net(12)	(1)	33	28
Adjusted EBITDA of discontinued operations(11)	$4	$10	$22
(1)Fiscal 2021 includes a postretirement settlement gain of $17 million associated with the termination of remaining corporate plans. Fiscal 2020 includes a lump sum defined benefit pension plan settlement expense of $11 million associated with the acceleration of a portion of the accumulated unrecognized actuarial loss as a result of the lump sum settlement payments.
(2)Fiscal 2020 includes the tax benefit from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which includes the impact of tax loss carrybacks to 35% tax years allowed under the CARES Act.
(3)Fiscal 2020 primarily reflects a goodwill impairment charge attributable to a reorganization of our reporting units and a sustained decrease in market capitalization and enterprise value of the Company, resulting in a decline in the estimated fair value of the U.S. Wholesale reporting unit. In addition, this charge includes a goodwill finalization charge attributable to the Supervalu acquisition and an asset impairment charge. Fiscal 2019 reflects a goodwill impairment charge attributable to the Supervalu acquisition. Refer to Note 6—Goodwill and Intangible Assets, Net in Part II, Item 8 of this Annual Report for additional information.
(4)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation post Supervalu acquisition, as well as costs associated with distribution center consolidations. Fiscal 2020 primarily reflects Shoppers asset impairment charges, closed property and distribution center impairment charges and costs, and administrative fees associated with integration activities. Fiscal 2019 primarily reflects expenses resulting from the acquisition of Supervalu and acquisition and integration expenses, including employee-related costs. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part II, Item 8 of this Annual Report for additional information.
(5)Fiscal 2020 primarily reflects a $50 million accumulated depreciation and amortization charge related to the requirement to move Retail from discontinued operations to continuing operations, partially offset by $32 million of gains on the sale of distribution centers and other assets.
(6)Fiscal 2021 includes charges related to withdrawal liabilities from three Retail multiemployer pension plans.
(7)Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.
(8)Reflects a non-cash charge related to the step-up of inventory values as part of purchase accounting.
(9)Reflects a charge to settle a legal proceeding and income received to settle a separate legal proceeding.
(10)Reflects expenses associated with event-specific damages to certain retail stores.

(11)We believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of performance.
(12)Amounts represent store closure charges and costs, operational wind-down and inventory charges, and asset impairment charges related to discontinued operations. Fiscal 2021 also reflects income related to a severance benefit amount.

RESULTS OF OPERATIONS

Fiscal year ended July 31, 2021 (fiscal 2021) compared to fiscal year ended August 1, 2020 (fiscal 2020)

Net Sales

Our net sales by customer channel was as follows (in millions except percentages):

	2021 (52 weeks)	2020(1) (52 weeks)	Increase (Decrease)
Customer Channel(1)			$	%
Chains	$12,104	$12,010	$94	0.8%
Independent retailers	6,638	6,699	(61)	(0.9)%
Supernatural	5,050	4,720	330	7.0%
Retail	2,442	2,375	67	2.8%
Other	2,300	2,324	(24)	(1.0)%
Eliminations	(1,584)	(1,569)	(15)	1.0%
Total net sales	$26,950	$26,559	$391	1.5%
(1)Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for our channel definitions and for information regarding the recast of sales by customer channel to align with the current period presentation.

Our net sales for fiscal 2021 increased 1.5% from fiscal 2020. The increase in net sales for fiscal 2021 was primarily driven by strong customer demand in response to the pandemic as well as the benefits from cross selling, which was partially offset by lower sales from certain customers and business lost prior to the pandemic.

Chains net sales increased primarily due to growth in sales to existing customers, including demand for center store and natural products driven by consumers’ response to the pandemic, partially offset by lower sales from certain customers and business lost prior to the pandemic.

Independent retailers net sales decreased primarily due to lower existing store sales driven by a decline in demand for center store and natural products compared to last year's elevated demand due to a strong initial response to the pandemic, and lower sales from certain customers and stores lost prior to the pandemic.

Supernatural net sales increased primarily due to growth in existing store sales related to the pandemic and increased sales to new stores, partially offset by the impact of categories that have been adversely impacted by the pandemic, such as bulk and ingredients used for prepared foods.

Retail’s net sales increased primarily due to a 2.9% increase in identical store sales from higher average basket sizes related to the pandemic. The increase in Retail sales included the benefit of a 52.3% increase in eCommerce sales at Cub Foods.

Other net sales decreased primarily due to a 20% (or $71 million) decline in sales to food service customers resulting from the lower purchases due to the pandemic and a decrease in military sales, for which we have intentionally resigned certain business, which were partially offset by an increase of $161 million in sales to eCommerce customers.

Eliminations net sales increased primarily due to increased Wholesale sales to Retail.

Cost of Sales and Gross Profit

Our gross profit increased $50 million, or 1.3%, to $3,939 million in fiscal 2021, from $3,889 million in fiscal 2020. Our gross profit as a percentage of net sales decreased slightly to 14.62% in fiscal 2021 compared to 14.64% in fiscal 2020. The increase in gross profit dollar growth was primarily driven by higher Wholesale and Retail sales volume. The slight decrease in gross profit rate included lower Wholesale margin including the mix effect from larger customers, partially offset by an increase due to mix from the Retail segment representing a greater percentage of total net sales and lower levels of promotional activity.

Operating Expenses

Operating expenses increased $41 million, or 1.2%, to $3,593 million, or 13.33% of net sales, in fiscal 2021 compared to $3,552 million, or 13.37% of net sales, in fiscal 2020. Operating expense in fiscal 2021 included a $63 million Retail multiemployer pension plan withdrawal charge discussed further above. Operating expenses in fiscal 2020 included $27 million of bad debt expense associated with customer bankruptcies and $20 million of charges and expenses, primarily related to customer notes receivable, surplus property depreciation and a legal reserve charge. The remaining 10 basis point decrease in operating expenses as a percent of net sales was driven by prior-year pandemic costs, including temporary higher pandemic compensation costs for our front line workers, estimated to be approximately $57 million or 21 basis points, which was partially offset by higher operating costs related to starting up three distribution centers in the Pacific Northwest and our Allentown distribution center during fiscal 2021. Operating expenses also included share-based compensation expense of $49 million and $34 million for fiscal 2021 and 2020, respectively.

Goodwill Impairment Charges

During fiscal 2020 we recorded $425 million of goodwill and asset impairment charges, which reflected $422 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale reporting unit, $2 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1 million of other asset impairment charges. Refer to Note 6—Goodwill and Intangible Assets, Net in Part II, Item 8 of this Annual Report for additional information.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $56 million for fiscal 2021, which included $50 million of integration costs primarily associated with advisory and transformational activities as we position our business for further value creation following the Supervalu acquisition and $6 million of closed property charges. Expenses for fiscal 2020 were $87 million, which primarily included $42 million of integration related costs, $40 million of closed property reserve charges related to the divestiture of retail banners and $5 million of primarily employee related separation costs.

(Gain) Loss on Sale of Assets

Gain on sale of assets was $4 million in fiscal 2021, which increased $22 million from a loss on sale of assets of $18 million in fiscal 2020. Loss on sale of assets in fiscal 2020 included an accumulated depreciation and amortization charge of $50 million related to the requirement to move Retail from discontinued operations to continuing operations, which was partially offset by $32 million of gains on the sale of distribution centers and other assets.

Operating Income (Loss)

Reflecting the factors described above, operating income increased $487 million to $294 million for fiscal 2021, from an operating loss of $193 million for fiscal 2020. The increase in operating income was primarily driven by the fiscal 2020 goodwill impairment charge, an increase in Gross profit and lower Restructuring, acquisition and integration related expenses discussed above, which was partially offset by an increase in Operating expenses.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost increased $46 million to $85 million for fiscal 2021, from $39 million in fiscal 2020. The increase in Net periodic benefit income, excluding service cost was primarily driven by lower interest costs from a lower discount rate utilized in the measurement of pension liabilities, a $17 million settlement gain for the purchase of an irrevocable annuity to settle participant’s post-employment obligations in fiscal 2021, and a lump sum defined benefit pension plan settlement charge of $11 million in fiscal 2020.

Interest Expense, Net

(in millions)	2021 (52 weeks)	2020 (52 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$143	$166	$(23)
Interest expense on finance lease obligations	19	12	7
Amortization of financing costs and discounts	13	15	(2)
Loss on debt extinguishment	30	—	30
Interest income	(1)	(1)	—
Interest expense, net	$204	$192	$12

The decrease in interest expense on long-term debt for fiscal 2021 compared to fiscal 2020 was primarily driven by lower amounts of outstanding debt.

The increase in interest expense on finance leases in fiscal 2021 primarily reflects interest on a distribution center for which we executed a purchase option with a delayed purchase provision.

The increase in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made in fiscal 2021. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for further information.

Provision (Benefit) for Income Taxes

The effective income tax rate for continuing operations was an expense of 18.6% compared to a benefit of 26.6% on pre-tax losses for fiscal 2021 and 2020, respectively. The fiscal 2020 effective tax rate was primarily driven by the impact of non-deductible goodwill impairment charges recorded in fiscal 2020, partially offset by the net operating loss (“NOL”) carryback provisions of the CARES Act. For fiscal 2021, the effective tax rate was reduced by solar and employment tax credits, including the tax credit impact of a fiscal 2021 investment in an equity method partnership, the recognition of previously unrecognized tax benefits, excess tax deductions attributable to share-based compensation and inventory deductions, as well as the impact of favorable return-to-provision adjustments.

Income (Loss) from Discontinued Operations, Net of Tax

The results of discontinued operations for fiscal 2021 reflect net sales of $42 million for which we recognized $14 million of gross profit and $6 million of Income from discontinued operations, net of tax. Net sales, gross profit and operating expenses of discontinued operations decreased $142 million, $39 million and $34 million, respectively, for the fiscal 2021 as compared to fiscal 2020 primarily due to a lower operating store base due to closures and sales that occurred in fiscal 2020. Discontinued operations for fiscal 2020 included $33 million of charges and costs primarily related to store closures charges and expenses, and asset impairment charges related to exited locations.

Refer to Note 18—Discontinued Operations in Part II, Item 8 of this Annual Report for additional information regarding these discontinued operations.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $149 million, or $2.48 per diluted common share, for fiscal 2021, compared to a net loss of $274 million, or $5.10 per diluted common share, for fiscal 2020.

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

The requirement to move two of the four remaining Shoppers stores from discontinued operations to continuing operations in fiscal 2021 required the revision of historical financial information to conform with current period presentation. As a result, the following results comparison has been updated.

Net Sales

Our net sales by customer channel were as follows (in millions except percentages):

	2020(1) (52 weeks)	2019(1) (53 weeks)	Increase (Decrease)
Customer Channel(1)			$	%
Chains	$12,010	$9,769	$2,241	22.9%
Independent retailers	6,699	5,536	1,163	21.0%
Supernatural	4,720	4,394	326	7.4%
Retail	2,375	1,687	688	40.8%
Other	2,324	2,087	237	11.4%
Eliminations	(1,569)	(1,132)	(437)	38.6%
Total net sales	$26,559	$22,341	$4,218	18.9%
(1)Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for our channel definitions and additional information.

Our net sales for fiscal 2020 increased approximately 19% from fiscal 2019. The increase in net sales for fiscal 2020 was driven by incremental Supervalu net sales from the first quarter of fiscal 2020, as Supervalu was only included in our results for approximately one week in the first quarter of fiscal 2019, of approximately $3,345 million and was partially offset by $475 million from an incremental 53rd week in fiscal 2019. The remaining underlying net sales increased $1,348 million or 6.2%.

Chains net sales increased primarily due to $1,892 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $213 million. The remaining increase of $562 million was primarily due to growth in sales to existing customers, including demand for center store and natural products driven by customers’ response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and business prior to the pandemic.

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

Retail’s net sales increased primarily due to $495 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $40 million. The remaining increase of $233 million was driven by increased identical store sales related to the COVID-19 pandemic.

Other net sales increased primarily due to $267 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $42 million. The remaining increase of $12 million is primarily due to an increase in eCommerce and other, partially offset by a 23% (or $104 million) decline in sales to foodservice customers, whose purchases slowed due to the COVID-19 pandemic based on their locations being temporarily closed.

Eliminations of net sales increased primarily due to $280 million of an incremental 12 weeks of net sales from the acquired Supervalu business and increased Wholesale sales to Retail, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $24 million.

Cost of Sales and Gross Profit

Our gross profit increased $669 million, or 20.8%, to $3,889 million in fiscal 2020, from $3,220 million in fiscal 2019. Our gross profit as a percentage of net sales increased to 14.64% in fiscal 2020 compared to 14.41% in fiscal 2019. Our gross profit for fiscal 2020 included an incremental 12 weeks of gross profit from the acquired Supervalu business estimated as approximately $480 million and fiscal 2019 included an estimated increase in gross profit from the 53rd week of $69 million. The remaining increase in gross profit of $258 million was primarily driven by higher Wholesale and Retail sales volume. The 23 basis point increase in gross profit rate was driven by a 92 basis point increase in Retail gross profit as a percent of its net sales, which was driven by lower promotional activity and contributed to a segment business mix impact that increased overall gross profit rate. This increase was partially offset by a 12 basis point decrease in Wholesale gross profit as a percent of its net sales, and included a decrease due to lower gross profit rates on conventional products.

Operating Expenses

Operating expenses increased $576 million, or 19.4%, to $3,552 million, or 13.37% of net sales, in fiscal 2020 compared to $2,976 million, or 13.32% of net sales, in fiscal 2019. The increase in operating expenses as a percentage of net sales was driven by 25 basis points of higher incentive compensation, including temporary COVID-19 compensation expense and 13 basis points of higher bad debt expense primarily from customer bankruptcies prior to the pandemic, which were partially offset by 31 basis points of lower other employee costs driven by lower salaries and benefits expenses. Operating expenses decreased by $65 million from the impact of the additional 53rd week in fiscal 2019.

Goodwill Impairment Charges

During fiscal 2020 we recorded $425 million of goodwill and asset impairment charges, which reflects $422 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale reporting unit, $2 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1 million of other asset impairment charges.

During fiscal 2019 we recorded a $293 million goodwill impairment charge, which reflects the preliminary goodwill impairment based on the preliminary fair value of net assets assigned, which was finalized in the first quarter of fiscal 2020. The goodwill impairment charge recorded in fiscal 2019 was subject to further change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. The estimates and assumptions were subject to change during the measurement period (up to one year from the acquisition date).

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $87 million for fiscal 2020 and primarily included $42 million of integration related costs, $40 million of closed property reserve charges related to the divestiture of retail banners and $5 million of primarily employee related separation costs. Expenses incurred in fiscal 2019 primarily related to $74 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, $51 million of other acquisition and integration related costs and $23 million of closed property reserve charges primarily related to the divestiture of retail banners.

Loss (Gain) on Sale of Assets

Loss on sale of assets increased $19 million to $18 million in fiscal 2020 from a gain on sale of assets of $1 million in fiscal 2019. Loss on sale of assets in fiscal 2020 included an accumulated depreciation and amortization charge of $50 million related to the requirement to move Retail from discontinued operations to continuing operations, which was partially offset by gains on sales of distribution centers and a retail accounting services business.

Operating Loss

Reflecting the factors described above, operating loss decreased $3 million to an operating loss of $193 million for fiscal 2020, from an operating loss of $196 million for fiscal 2019. The decrease in operating loss was driven by gross profit increases in excess of operating expense increases, lower restructuring, acquisition and integration related expenses, partially offset by a higher goodwill impairment charge and a higher loss on sale of assets.

The fiscal 2020 and fiscal 2019 operating loss includes $6 million and $10 million, respectively, of operating lease rent expense and $2 million and $4 million, respectively, of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost increased $4 million to $39 million for fiscal 2020, from $35 million in fiscal 2019. Net periodic benefit income for fiscal 2020 includes $11 million of non-cash pension settlement charges primarily from the lump sum pension settlement offering completed in fiscal 2020. Fiscal 2019 net periodic benefit income reflects a partial year due to the acquisition of Supervalu near the end of the first quarter of fiscal 2019.

Interest Expense, Net

(in millions)	2020 (52 weeks)	2019 (53 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$166	$147	$19
Interest expense on finance and direct financing lease obligations	12	16	(4)
Amortization of financing costs and discounts	15	13	2
Loss on debt extinguishment	—	5	(5)
Interest income	(1)	—	(1)
Interest expense, net	$192	$181	$11

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

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 26.6% and 17.3% on pre-tax losses for fiscal 2020 and 2019, respectively. The increase in the benefit rate for fiscal 2020 was primarily driven by the NOL carryback provisions of the CARES Act.

(Loss) Income from Discontinued Operations, Net of Tax

The results of operations for fiscal 2020 reflect net sales of $184 million for which we recognized $53 million of gross profit and a loss from discontinued operations, net of tax of $18 million. As noted above, pre-tax loss from discontinued operations excludes $6 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $33 million of restructuring expenses primarily related to Shoppers store closures expenses related to employee costs and wind-down expenses, and asset impairment charges. In addition, gross profit of discontinued operations included inventory charges from store closures. As of the end of fiscal 2020, discontinued operations consisted of only five Shoppers stores.

Net sales, gross profit and operating expenses of discontinued operations decreased $223 million, $64 million and $55 million, respectively, for the fiscal 2020 as compared to fiscal 2019 primarily due to closed and sold Shoppers stores, results from the Hornbacher’s retail banner, which was sold in December 2019, and the closed Shop ‘n Save East stores, which were partially offset by the partial year in 2019 due to the timing of the Supervalu acquisition.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $274 million, or $5.10 per diluted common share, for fiscal 2020, compared to net income of $285 million, or $5.56 per diluted common share, for fiscal 2019.

As described in more detail within Note 12—Share-Based Awards in Part II, Item 8 of this Annual Report, in fiscal 2020 and 2019 we issued approximately 1.3 million and 2.0 million shares of common stock, respectively, to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 16—Business Segments within Part II, Item 8 of this Annual Report and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated.

				Increase (Decrease)
(in millions)	2021 (52 weeks)	2020 (52 weeks)	2019 (53 weeks)	2021	2020
Net sales:
Wholesale	$25,873	$25,525	$21,551	$348	$3,974
Retail	2,442	2,375	1,687	67	688
Other	219	228	235	(9)	(7)
Eliminations	(1,584)	(1,569)	(1,132)	(15)	(437)
Total Net sales	$26,950	$26,559	$22,341	$391	$4,218
Continuing operations Adjusted EBITDA:
Wholesale	$654	$593	$465	$61	$128
Retail	96	88	35	8	53
Other	(9)	(16)	42	7	(58)
Eliminations	1	(2)	(1)	3	(1)
Total continuing operations Adjusted EBITDA	$742	$663	$541	$79	$122

Net Sales

Wholesale’s net sales increased in fiscal 2021 as compared to fiscal 2020 primarily due to growth in the Supernatural and Chains channels, which was partially offset primarily by lower sales from the Independent retailers channel. Refer to the Net Sales discussion above for additional information.

Retail’s net sales increased for fiscal 2021 as compared to fiscal 2020 primarily due to a 2.9% increase in identical store sales from higher average basket sizes related to the pandemic.

Wholesale’s net sales increased in fiscal 2020 as compared to fiscal 2019 driven by an incremental 12 weeks of net sales from the acquired Supervalu business of approximately $3,123 million and was partially offset by $455 million from an incremental 53rd week in fiscal 2019, with the remaining increase primarily due to growth in sales to existing customers in the Chains, Supernatural and Independent retailers channels. Sales growth was primarily driven by demand for center store and natural products from customers response to the COVID-19 pandemic, and was partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Retail’s net sales increased for fiscal 2020 as compared to fiscal 2019 primarily due to $495 million of an incremental 12 weeks of net sales from the acquired Supervalu business, which was partially offset by the estimated impact from the 53rd week in fiscal 2019 of $40 million. The remaining increase was driven by increased identical store sales related to the COVID-19 pandemic. All Retail net sales related to the acquired Supervalu business.

The increase in net sales eliminations in fiscal 2021 and 2020 was primarily due to an increase in Wholesale sales to our Retail banners, which are eliminated upon consolidation.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 10% in fiscal 2021 as compared to fiscal 2020. Wholesale’s gross profit dollar growth for fiscal 2021 was $26 million and gross profit rate decreased 7 basis points driven by the mix effect from larger customers. Wholesale’s operating expense decreased $36 million, which excludes depreciation and amortization, stock-based compensation and other adjustments outlined in Note 16—Business Segments, driven by prior-year pandemic costs, including temporary higher pandemic compensation costs for our front line workers, which was partially offset by higher operating costs related to starting up three distribution centers in the Pacific Northwest and our Allentown distribution center during fiscal 2021. Wholesale’s depreciation expense decreased $15 million compared to fiscal 2020.

Retail’s Adjusted EBITDA increased 9% in fiscal 2021 as compared to fiscal 2020. The increase was driven by leveraged sales growth from increases in food-at-home purchases that drove sales at our stores. Retail’s gross profit dollar growth for fiscal 2021 was $28 million and its gross profit rate increased 41 basis points from lower promotional activity. Retail’s operating expense, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 16—Business Segments, increased $19 million primarily due to higher employee related costs to support higher sales. Retail’s depreciation and amortization expense increased $25 million compared to fiscal 2020 primarily related to assets previously classified as held for sale that were moved to continuing operations in the fourth quarter of fiscal 2020 for which we were required to begin recording depreciation and amortization expense.

Other Adjusted EBITDA improved 44% in fiscal 2021 primarily due to lower incentive compensation costs.

Wholesale’s Adjusted EBITDA increased 28% in fiscal 2020 as compared to fiscal 2019. The increase was driven by leveraged sales growth, particularly in the second half of fiscal 2020 from increases in food-at-home purchases that drove sales to our customers, an incremental 12 weeks of Adjusted EBITDA from the acquired Supervalu business. Gross profit dollar growth for fiscal 2020 was $469 million with a gross profit rate decrease of approximately 8 basis points, which outpaced operating expense increases, which excludes depreciation and amortization, stock-based compensation and other adjustments outlined in Note 16—Business Segments, of $342 million. Operating expense rate decrease of approximately 29 basis points primarily driven by lower trucking expense, partially offset by higher temporary incentive pay and operating costs related to the COVID-19 pandemic and higher bad debt expense prior to the COVID-19 pandemic. Wholesale depreciation expense increased $39 million to $267 million due to an incremental 12 weeks of depreciation and amortization expense from the Supervalu acquisition.

Retail’s Adjusted EBITDA increased 151% in fiscal 2020 as compared to fiscal 2019. The increase was driven by higher sales volume from the impacts of the COVID-19 pandemic and the incremental 12 weeks of Adjusted EBITDA from the acquired Supervalu business, fixed and variable cost leveraging and lower promotional activity. Gross profit dollar growth for fiscal 2020 was $200 million with gross profit rate increase of approximately 90 basis points from lower promotional activity. Operating expense growth, which excludes depreciation and amortization, stock-based compensation and other adjustments outlined in Note 16—Business Segments, of $142 million with an operating expense rate decrease of 93 basis points driven by variable cost leveraging partially offset by higher temporary incentive pay and operating costs related to the COVID-19 pandemic. Retail depreciation and amortization expense for fiscal 2020 and 2019 relate to finance lease amortization expense associated with leases previously amortizing in continuing operations as they were not previously classified as held for sale.

Other Adjusted EBITDA decreased 138% in fiscal 2020 primarily due to higher incentive compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of July 31, 2021 was $1.32 billion and consisted of the following:
◦Unused credit under our revolving line of credit was $1,280 million as of July 31, 2021, which increased $45 million from $1,235 million as of August 1, 2020, primarily due to net payments made on the ABL Credit Facility as cash flow generated from the business was utilized to reduce outstanding debt. This net reduction of the outstanding balance under the ABL Credit Facility in fiscal 2021 was net of incremental borrowings under the facility used to fund certain mandatory and voluntary prepayments on the Term Loan Facility (as discussed below).
◦Cash and cash equivalents was $41 million as of July 31, 2021, which decreased $6 million from $47 million as of August 1, 2020.
•Our total debt decreased $310 million to $2,188 million as of July 31, 2021 from $2,498 million as of August 1, 2020, primarily driven by net positive cash flows from operating activities and asset dispositions, partially offset by payments for capital expenditures during fiscal 2021.
•In fiscal 2021, we amended our Term Loan Agreement to, among other things, reduce the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 75 basis points.
•In fiscal 2021, we made voluntary prepayments of $186 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that will reduce our interest costs.
•In fiscal 2021, we issued $500 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) and utilized the net proceeds and borrowings under the ABL Credit Facility to make a $500 million prepayment on our Term Loan Facility. In addition, during fiscal 2021, we made $85 million of additional repayments under the Term Loan Facility, including a mandatory repayment of $72 million related to Excess Cash Flow (as defined in the Term Loan Agreement) generated in fiscal 2020, as required under the Term Loan Agreement and prepayments of $13 million with asset sale proceeds.
•In fiscal 2022, scheduled debt maturities are expected to be $14 million. We are also obligated to make payments to reduce finance lease obligations, including a payment to acquire the Riverside, CA distribution center in fiscal 2022, which we expect to fund with the proceeds of a concurrent sale-leaseback transaction in fiscal 2022. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022.
•Working capital decreased $272 million to $1,063 million as of July 31, 2021 from $1,335 million as of August 1, 2020, primarily due to the contractual requirement to acquire the Riverside, CA distribution center discussed above reflected in the current portion of finance lease liabilities and accrued expenses, and the collection of tax refunds related to prior year tax returns, partially offset by a reduction of the current portion of long-term debt resulting from the Term Loan Facility Excess Cash Flow prepayment described above.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds and proceeds from the sale of surplus and/or non-core assets. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities through fiscal 2022 with internally generated fund, proceeds from asset sales or borrowings under the ABL Credit Facility.

Our primary sources of liquidity are from internally generated funds and from borrowing capacity under the ABL Credit Facility. We believe our short-term and long-term financing abilities are adequate as a supplement to internally generated cash flows to satisfy debt obligations and fund capital expenditures as opportunities arise. Our continued access to short-term and long-term financing through credit markets depends on numerous factors, including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.

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

Long-Term Debt

During fiscal 2021, we repaid a net $56 million under the ABL Credit Facility, repaid $771 million on the Term Loan Facility related to mandatory and voluntary prepayments, and issued $500 million of Senior Notes. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability (as defined in the ABL Loan Agreement) is ever less than the greater of (i) $235 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report. The Term Loan Agreement, ABL Loan Agreement and Senior Notes contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

The following chart outlines our scheduled debt maturities by fiscal year, which excludes debt prepayments that may be required from proceeds from sales of mortgaged properties beyond fiscal 2022 (as defined in the Term Loan Agreement). Based on our Consolidated First Lien Net Leverage Ratio at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022.

Long-Term Debt Maturities ($ in millions)
14
14
701
8
1
1,002
500
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
Fiscal 2026
Fiscal 2027
Fiscal 2028
Fiscal 2029
Secured Term Loan Facility
Senior Notes
ABL Credit Facility
Other secured borrowings

Derivatives and Hedging Activity

We enter into interest rate swap contracts from time to time to mitigate our exposure to changes in market interest rates as part of our strategy to manage our debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.

As of July 31, 2021, we had an aggregate of $1,233 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $75 million and are subject to volatility based on changes in market interest rates. In fiscal 2021, we paid $17 million to terminate or novate $1,204 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 8—Derivatives in Part II, Item 8 and —Interest Rate Risk within Item 7A of this Annual Report for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of July 31, 2021, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures increased $137 million in fiscal 2021 to $310 million compared to $173 million for fiscal 2020, primarily due to the new Allentown, PA distribution center investment in fiscal 2021 compared to the Riverside, CA distribution center investments in fiscal 2020, as well as higher distribution center improvements, including automation, and higher information technology investments. Fiscal 2022 capital spending is expected to be approximately $300 million and include projects that optimize and expand our distribution network, technology platform investments and the remaining investments in the Allentown, PA distribution center. In addition to this fiscal 2022 capital spending, we expect to spend another $152 million to acquire the real property of the Riverside, CA distribution center, which we expect to fund with the proceeds of a concurrent sale-leaseback transaction. We expect to finance fiscal 2022 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Longer term, capital spending is expected to be at or below 1.0% of net sales. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

The following chart outlines our capital expenditures by type over the last three fiscal years.

Payments For Capital Expenditures ($ in millions)
228
29
21
178
173
29
12
132
310
79
25
206
Fiscal 2019
Fiscal 2020
Fiscal 2021
New distribution centers
Retail
Distribution center expansion, improvements, technology, fleet and other

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

				Increase (Decrease)
(in millions)	2021 (52 weeks)	2020 (52 weeks)	2019 (53 weeks)	2021	2020
Net cash provided by operating activities of continuing operations	$614	$457	$293	$157	$164
Net cash used in investing activities of continuing operations	(239)	(28)	(2,341)	(211)	2,313
Net cash (used in) provided by financing activities	(384)	(453)	1,996	69	(2,449)
Net cash flows from discontinued operations	2	27	74	(25)	(47)
Effect of exchange rate on cash	1	(1)	—	2	(1)
Net (decrease) increase in cash and cash equivalents	(6)	2	22	(8)	(20)
Cash and cash equivalents, at beginning of period	47	45	23	2	22
Cash and cash equivalents at end of period, including discontinued operations	$41	$47	$45	$(6)	$2

Fiscal 2021 compared to Fiscal 2020

The increase in net cash provided by operating activities of continuing operations was primarily due to lower levels of cash invested in net working capital provided primarily due to the higher use of cash in fiscal 2020 due to credit extended on continued sales growth and build inventories in excess of accounts payable increases. In addition, we had higher cash flow from pre-tax earnings excluding non-cash impairments, restructuring charges, net periodic benefit income, multiemployer pension plan charges and other expenses, and incurred lower cash interest expense.

The increase in net cash used in investing activities of continuing operations was primarily due to higher payments for capital expenditures discussed below and lower proceeds from asset sales, including from distribution center sales related to optimizing our distribution network, primarily those in the Pacific region.

The decrease in net cash used in financing activities of continuing operations was primarily due to less cash available from operating activities, net of cash used in investing activities, to reduce our outstanding debt.

The decrease in cash flows from discontinued operations was primarily due to higher cash provided by investing activities from the sale of property in fiscal 2020 that did not recur in 2021.

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

The decrease in net cash used in investing activities of continuing operations was primarily due to $2,292 million of cash paid to purchase Supervalu in fiscal 2019 and $55 million of lower cash payments for capital expenditures, partially offset by $32 million of less cash received from the sale of property and equipment, primarily due to lower cash received from the sale of distribution centers. In fiscal 2019, we received cash from the sale and leaseback of two distribution centers, one of which was a shorter-term lease related to the exit of that facility. In fiscal 2020, we received cash proceeds from the sale of five distribution centers, one of which contained a shorter-term leaseback related to the exit of that facility.

The decrease in net cash provided by financing activities of continuing operations was primarily due to fiscal 2019 borrowings on long-term debt to finance the Supervalu acquisition, and a net decrease in cash provided by the revolving credit facility borrowings of $1,193 million, which was driven by borrowings to finance the Supervalu acquisition in fiscal 2019, offset in part by net payments made in fiscal 2020 from operating activities cash flows in excess of investing activities. These decreases in cash provided by financing activities, were offset in part by a decrease in payments of long-term debt and finance lease obligations of $658 million driven by the repayment of acquired senior notes in fiscal 2019 and $63 million of payments for debt issuance costs in fiscal 2019.

Net cash flows from discontinued operations primarily include investing activity cash flows from asset sales and operating activity cash flows from operating income of the retail disposal groups. The decrease in net cash flows from discontinued operations is primarily due to higher proceeds received in fiscal 2019 related to the sale of retail locations, including Hornbacher’s, than proceeds received in fiscal 2020, including proceeds from the sale of a former dedicated retail distribution center and retail stores.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawals.

Refer to Note 9—Long-Term Debt, Note 11—Leases, Note 13—Benefit Plans, Note 1—Significant Accounting Policies and Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information on the nature and timing of obligations for debt, leases, benefit plans, self-insurance and purchase obligations, respectively. The future amount and timing of interest expense payments are expected to vary with the amount and then prevailing contractual interest rates over our debt as discussed in —Interest Rate Risk within Item 7A of this Annual Report.

Pension and Other Postretirement Benefit Obligations

We contributed $2 million and $9 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2021. In fiscal 2022, no minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan or the SUPERVALU INC. Retirement Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2022. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Off-Balance Sheet Multiemployer Pension Arrangements

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized continuing and discontinued operations expense, of $48 million, $52 million and $41 million in fiscal 2021, 2020 and 2019, respectively. In fiscal 2022, we expect to contribute approximately $46 million to multiemployer plans related to continuing operations, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn from to be immaterial in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for further information regarding the plans in which we participate.

Share Repurchases

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200 million. We did not repurchase any shares of our common stock in fiscal 2021 or 2020 pursuant to the share repurchase program. As of July 31, 2021, we have $176 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2022. Additionally, our ABL Credit Facility, Term Loan Facility and Senior Notes contain terms that limit our ability to repurchase common stock above certain levels unless certain conditions and financial tests are met.

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

Inventories

Inventories are valued at the lower of cost or market. Substantially all of our inventory consists of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on actual physical counts in our facilities. The majority of our inventory is costed under the LIFO method, which allows for matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. If the first-in, first-out method had been used, Inventories, net, would have been higher by approximately $67 million and $43 million for fiscal 2021 and 2020, respectively. As of July 31, 2021, approximately $1.8 billion or 76 percent of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out method and primarily included meat, dairy and deli products.

Vendor funds

We receive funds from many of the vendors whose products we buy for resale. These vendor funds are generally provided to increase the purchasing and sell-through of the related products. We receive vendor funds for a variety of merchandising activities: placement of the vendors’ products in our advertising; display of the vendors’ products in prominent locations in our stores; supporting the introduction of new products into our stores and distribution centers; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale. We also receive vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, although some of the contracts have terms of longer than one year.

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

The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. We measure our defined benefit pension and other postretirement plan obligations as of the nearest calendar month end. Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for information related to the actuarial assumptions used in determining pension and postretirement healthcare liabilities and expenses.

Discount rates

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25 basis point reduction in the discount rate would increase our projected pension benefit obligation by $62 million, as of July 31, 2021, and for fiscal 2022 would increase Net periodic benefit income by approximately $4 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets ranged from 5.00 percent to 5.50 percent for fiscal 2021. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 8.07 percent based on returns from 2012 to 2021. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods. Each 25 basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2022 by approximately $5 million.

Amortizing gains and losses

We recognize the amortization of net actuarial loss on the SUPERVALU INC. Retirement Plan and the Unified Grocers, Inc. Cash Balance Plan over the remaining life expectancy of inactive participants based on our determination that almost all of the defined benefit pension plan participants are inactive and the plan is frozen to new participants. For the purposes of inactive participants, we utilized an over approximately 90 percent threshold established under our policy.

Multiemployer pension plans

We contribute to various multi-employer pension plans based on obligations arising from collective bargaining agreements. These multi-employer pension plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are typically responsible for determining the level of benefits to be provided to participants as well as such matters as the investment of the assets and the administration of the plans.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are or were beneficiaries of these plans. In the future, we may consider opportunities to limit the Company’s exposure to under-funded multi-employer pension obligations by moving our active associates in such plans to defined contribution plans, and withdrawing from the pension plan or continuing to participate in the plans for prior obligations. In fiscal 2021, we incurred a $63 million charge for obligations related to withdrawal liabilities for three Retail multiemployer pension plans where our active associates moved to defined contribution plans for future benefits. As we continue to work to find solutions to under-funded multiemployer pension plans, it is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations. As we continue to work to find solutions to under-funded multiemployer pension plans, it is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations in the future as we actively bargain collective agreements with a number of our unions in due course.

We continue to evaluate our exposure to under-funded multiemployer pension plans. Although these liabilities are not a direct obligation or an on-balance sheet liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

Refer to Note 13—Benefit Plans of this Annual Report for more information relating to our participation in these multiemployer pension plans and to the actuarial assumptions used in determining pension and other postretirement liabilities and expenses.

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $103 million and $101 million as of July 31, 2021 and August 1, 2020, respectively.

Recoverability of long-lived assets

We review long-lived assets, including definite-lived intangible assets at least annually, and on an interim basis if events occur or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate these assets at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the loss to be recorded.

Estimates of future cash flows and expected sales prices are judgements based on the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and include assumptions on variables such as changes in supply contracts, macroeconomic impacts and market competition.

We did not identify any impairments in fiscal 2021 as part of our quarterly procedures or annual impairment assessment.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized within the provision for income tax in the period that includes the enactment date.

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

The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing and future taxable temporary differences, tax planning strategies, history of taxable income and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period.

Recently Issued Financial Accounting Standards
For a discussion of recently issued financial accounting standards, refer to Note 2—Recently Adopted and Issued Accounting Pronouncements in Part II, Item 8 of this Annual Report for further detail.

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

Interest Rate Risk

We are exposed to market pricing risk consisting of interest rate risk related to certain of our debt instruments and notes receivable outstanding. Our debt obligations are more fully described in Note 9—Long-Term Debt to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Interest rate risk is managed through the strategic use of fixed and variable rate debt and derivative instruments. As more fully described in Note 8—Derivatives to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, we have used interest rate swap agreements with the objective to protect us against adverse changes in interest rates by effectively converting certain of our variable rate obligations to fixed rate obligations. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments related to a certain portion of our debt obligations. Our variable rate borrowings consist primarily of LIBOR based loans, which is the benchmark interest rate being hedged in our interest rate swap agreements.

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to LIBOR. We estimate that a 100 basis point increase in the interest rates related to our variable rate borrowings would increase our annualized interest expense by approximately $5 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of July 31, 2021, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $31 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $32 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

Customer loans have been extended to certain wholesale customers in the normal course of business through notes receivable. The notes generally bear fixed interest rates negotiated with each wholesale customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates; however, this market risk is not significant to us.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, interest rate swaps and notes receivable. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of July 31, 2021, excluding any original issue and purchase accounting discounts, and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	July 31, 2021		Expected Fiscal Year of Maturity
	Fair Value	Total	2022	2023	2024	2025	2026	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,700	$1,703	$—	$—	$701	$—	$1,002	$—
Weighted average interest rate(1)		2.7%	—%	—%	1.5%	—%	3.6%	—%
Fixed rate—principal payments	$578	$537	$14	$14	$8	$1	$—	$500
Weighted average interest rate		6.6%	5.3%	5.3%	4.8%	4.4%	—%	6.8%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$(75)	$1,233	$4	$429	$350	$250	$200	$—
Weighted average pay rate		2.7%	1.8%	2.7%	2.7%	2.6%	2.9%	—%
Weighted average receive rate		0.4%	0.1%	0.2%	0.3%	0.5%	0.6%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives for further information on interest rate swap contracts.

Investment Risk

We assumed the defined benefit pension plan obligations and assets of the SUPERVALU INC. Retirement Plan from the Supervalu acquisition. This plan holds investments in fixed income, public and private equity, and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. As of July 31, 2021, a 10 percent unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2021, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2022 of $2 million and would have reduced stockholders’ equity by $186 million on a pre-tax basis as of July 31, 2021.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of July 31, 2021, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of July 31, 2021 and August 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and August 1, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of August 4, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the value of the defined benefit pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company sponsors defined benefit pension plans, covering primarily former Supervalu employees who meet certain eligibility requirements. The fair value of the defined benefit pension obligation at year end was $2.1 billion, offset by plan assets totaling $2.1 billion. The determination of the Company’s defined benefit pension obligation with respect to these plans is dependent, in part, on the selection of certain actuarial assumptions, including the discount rates used.
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
Providence, Rhode Island
September 28, 2021

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	July 31, 2021	August 1, 2020
ASSETS
Cash and cash equivalents	$41	$47
Accounts receivable, net	1,103	1,120
Inventories, net	2,247	2,282
Prepaid expenses and other current assets	157	253
Current assets of discontinued operations	2	3
Total current assets	3,550	3,705
Property and equipment, net	1,784	1,701
Operating lease assets	1,064	983
Goodwill	20	20
Intangible assets, net	891	970
Deferred income taxes	57	108
Other long-term assets	157	96
Long-term assets of discontinued operations	2	4
Total assets	$7,525	$7,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,644	$1,634
Accrued expenses and other current liabilities	341	283
Accrued compensation and benefits	243	229
Current portion of operating lease liabilities	135	131
Current portion of long-term debt and finance lease liabilities	120	83
Current liabilities of discontinued operations	4	10
Total current liabilities	2,487	2,370
Long-term debt	2,175	2,427
Long-term operating lease liabilities	962	874
Long-term finance lease liabilities	35	143
Pension and other postretirement benefit obligations	53	292
Other long-term liabilities	299	337
Long-term liabilities of discontinued operations	—	2
Total liabilities	6,011	6,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 57.0 shares issued and 56.4 shares outstanding at July 31, 2021; 55.3 shares issued and 54.7 shares outstanding at August 1, 2020	1	1
Additional paid-in capital	599	569
Treasury stock at cost	(24)	(24)
Accumulated other comprehensive loss	(39)	(239)
Retained earnings	978	838
Total United Natural Foods, Inc. stockholders’ equity	1,515	1,145
Noncontrolling interests	(1)	(3)
Total stockholders’ equity	1,514	1,142
Total liabilities and stockholders’ equity	$7,525	$7,587
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share data)

	Fiscal Year Ended
	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)
Net sales	$26,950	$26,559	$22,341
Cost of sales	23,011	22,670	19,121
Gross profit	3,939	3,889	3,220
Operating expenses	3,593	3,552	2,976
Goodwill impairment charges	—	425	293
Restructuring, acquisition and integration related expenses	56	87	148
(Gain) loss on sale of assets	(4)	18	(1)
Operating income (loss)	294	(193)	(196)
Net periodic benefit income, excluding service cost	(85)	(39)	(35)
Interest expense, net	204	192	181
Other, net	(8)	(4)	(1)
Income (loss) from continuing operations before income taxes	183	(342)	(341)
Provision (benefit) for income taxes	34	(91)	(59)
Net income (loss) from continuing operations	149	(251)	(282)
Income (loss) from discontinued operations, net of tax	6	(18)	(3)
Net income (loss) including noncontrolling interests	155	(269)	(285)
Less net income attributable to noncontrolling interests	(6)	(5)	—
Net income (loss) attributable to United Natural Foods, Inc.	$149	$(274)	$(285)

Basic earnings (loss) per share:
Continuing operations	$2.55	$(4.76)	$(5.51)
Discontinued operations	$0.10	$(0.34)	$(0.05)
Basic earnings (loss) per share	$2.65	$(5.10)	$(5.56)
Diluted earnings (loss) per share:
Continuing operations	$2.38	$(4.76)	$(5.51)
Discontinued operations	$0.09	$(0.34)	$(0.05)
Diluted earnings (loss) per share	$2.48	$(5.10)	$(5.56)
Weighted average shares outstanding:
Basic	56.1	53.8	51.2
Diluted	60.0	53.8	51.2

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)
Net income (loss) including noncontrolling interests	$155	$(269)	$(285)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	153	(83)	(33)
Recognition of interest rate swap cash flow hedges, net of tax(2)	42	(46)	(61)
Foreign currency translation adjustments	5	(1)	(1)
Total other comprehensive income (loss)	200	(130)	(95)
Less comprehensive income attributable to noncontrolling interests	(6)	(5)	—
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$349	$(404)	$(380)
(1)Amounts are net of tax expense (benefit) of $52 million, $(29) million and $(11) million, respectively.
(2)Amounts are net of tax expense (benefit) of $13 million, $(16) million and (23) million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at July 28, 2018	51.0	$1	0.6	$(24)	$484	$(14)	$1,393	$1,840	$—	$1,840
Restricted stock vestings	0.5	—	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	—	—	—	26	—	—	26	—	26
Other comprehensive loss	—	—	—	—	—	(95)	—	(95)	—	(95)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from issuance of common stock, net	2.0	—	—	—	24	—	—	24	—	24
Net loss	—	—	—	—	—	—	(285)	(285)	—	(285)
Balances at August 3, 2019	53.5	$1	0.6	$(24)	$531	$(109)	$1,108	$1,507	$(3)	$1,504
Cumulative effect of change in accounting principle	—	—	—	—	—	—	4	4	—	4
Restricted stock vestings	0.5	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	25	—	—	25	—	25
Other comprehensive loss	—	—	—	—	—	(130)	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Proceeds from issuance of common stock, net	1.3	—	—	—	14	—	—	14	—	14
Net (loss) income	—	—	—	—	—	—	(274)	(274)	5	(269)
Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.6	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	—	—	45	—	—	45	—	45
Other comprehensive income	—	—	—	—	—	200	—	200	—	200
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from the issuance of common stock, net	0.1	—	—	—	1	—	—	1	—	1
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	149	149	6	155
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In millions)	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)	August 3, 2019 (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$155	$(269)	$(285)
Income (loss) from discontinued operations, net of tax	6	(18)	(3)
Net income (loss) from continuing operations	149	(251)	(282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285	282	248
Share-based compensation	45	25	26
(Gain) loss on sale of assets	(4)	18	(1)
Closed property and other restructuring charges	6	46	30
Goodwill impairment charges	—	425	293
Net pension and other postretirement benefit income	(85)	(39)	(35)
Deferred income tax benefit	(5)	(71)	(61)
LIFO charge	24	18	25
Provision for losses on receivables	(5)	46	10
Non-cash interest expense and other adjustments	51	15	16
Changes in operating assets and liabilities, net of acquired businesses
Accounts and notes receivable	24	(124)	53
Inventories	14	(111)	183
Prepaid expenses and other assets	(37)	113	(48)
Accounts payable	15	107	(25)
Accrued expenses and other liabilities	137	(42)	(139)
Net cash provided by operating activities of continuing operations	614	457	293
Net cash used in operating activities of discontinued operations	—	—	(8)
Net cash provided by operating activities	614	457	285
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(310)	(173)	(228)
Purchases of acquired businesses, net of cash acquired	—	—	(2,292)
Proceeds from dispositions of assets	82	147	179
Other	(11)	(2)	—
Net cash used in investing activities of continuing operations	(239)	(28)	(2,341)
Net cash provided by investing activities of discontinued operations	2	27	82
Net cash used in investing activities	(237)	(1)	(2,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	500	2	1,927
Proceeds from borrowings under revolving credit line	3,676	4,278	3,972
Proceeds from issuance of other loans	—	6	22
Repayments of borrowings under revolving credit line	(3,731)	(4,601)	(3,102)
Repayments of long-term debt and finance leases	(792)	(122)	(780)
Proceeds from the issuance of common stock and exercise of stock options	1	14	24
Payment of employee restricted stock tax withholdings	(14)	(1)	(3)
Payments for debt issuance costs	(13)	—	(63)
Distributions to noncontrolling interests	(4)	(5)	(1)
Repayments of other loans	(6)	(24)	—
Other	(1)	—	—
Net cash (used in) provided by financing activities	(384)	(453)	1,996
EFFECT OF EXCHANGE RATE ON CASH	1	(1)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6)	2	22
Cash and cash equivalents, at beginning of period	47	45	23
Cash and cash equivalents, at end of period	41	47	45
Less: cash and cash equivalents of discontinued operations	—	—	(1)
Cash and cash equivalents	$41	$47	$44
Supplemental disclosures of cash flow information:
Cash paid for interest	$146	$182	$183
Cash (refunds) payments for federal, state and foreign income taxes, net	$(16)	$(22)	$78
Additions of property and equipment included in Accounts payable	$35	$27	$10
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, “UNFI”, or “our”) is a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services to retailers. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2021, fiscal 2020 and fiscal 2019, or 2021, 2020 and 2019, as presented in tabular disclosure, relate to the 52-week, 52-week and 53-week fiscal periods ended July 31, 2021, August 1, 2020 and August 3, 2019, respectively.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation, with the exception of sales transactions from continuing to discontinued operations for wholesale supply to a retail disposal group that was sold with a supply agreement in fiscal 2019 discussed further in Note 3—Revenue Recognition. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 18—Discontinued Operations for additional information about the Company’s discontinued operations.

Discontinued Operations

In the fourth quarter of fiscal 2021, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four stores that were previously included within discontinued operations, as a result of criterion met as of the SUPERVALU INC. (“Supervalu”) acquisition date. As a result, the Company revised its Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. Prior periods presented in the Consolidated Financial Statements have been conformed to the current period presentation.

Net Sales

Our net sales consist primarily of product sales of natural, organic, specialty, produce and conventional grocery and non-food products, and support services revenue from retailers, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. Vendor incentives do not reduce sales in circumstances where the vendor tenders the incentive to the customer, when the incentive is not a direct reimbursement from a vendor, when the incentive is not influenced by or negotiated in conjunction with any other incentive arrangements and when the incentive is not subject to an agency relationship with the vendor, whether expressed or implied.

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

Revenues from Retail product sales are recognized at the point of sale upon customer check-out. Advertising income earned from our franchisees that participate in our Retail advertising program are recognized as Net sales. The Company recognizes loyalty program expense in the form of fuel rewards as a reduction of Net sales.

Sales tax is excluded from Net sales. Limited rights of return exist with our customers due to the nature of the products we sell.

Refer to Note 3—Revenue Recognition for additional information regarding the Company’s revenue recognition policies.

Cost of Sales

Cost of sales consist primarily of amounts paid to suppliers for product sold, plus transportation costs necessary to bring the product to, or move product between, the Company’s distribution facilities and retail stores, partially offset by consideration received from suppliers in connection with the purchase, transportation, or promotion of the suppliers’ products. Retail store advertising expenses are components of Cost of sales and are expensed as incurred.

The Company receives allowances and credits from vendors for buying activities, such as volume incentives, promotional allowances directed by the Company to customers, cash discounts, and new product introductions (collectively referred to as “vendor funds”), which are typically based on contractual arrangements covering a period of one year or less. The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as a reduction to the cost of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the target is not probable, the payment or rebate is recognized only when and if the target is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized over the life of the contracts. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,513 million, $1,505 million and $1,299 million for fiscal 2021, 2020 and 2019, respectively.

Operating Expenses

Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. These expenses include the departmental expenses of warehousing, delivery, purchasing, receiving, selecting and outbound transportation expenses.

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

(Gain) Loss on Sale of Assets

(Gain) loss on sale of assets includes (gain) loss on sale of assets and non-cash charges related to changes in plans of sales of discontinued operations. In fiscal 2020, the Company recorded a non-cash charge of $50 million to reduce the carrying amount of Retail’s property and equipment, and intangible assets for any depreciation and amortization expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date through the end of fiscal 2020, which was comprised of $39 million related to property and equipment, and $11 million related to intangible assets.

Interest expense, net

Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, loss on debt extinguishment, interest expense on finance lease obligations, amortization of financing costs and discounts, and interest income.

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

Reclassifications

Within the Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of July 31, 2021 and August 1, 2020, the Company had net book overdrafts of $268 million and $268 million, respectively.

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

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method (“RIM”) and the replacement cost method. Allowances for vendor funds received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventories are evaluated for shortages throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. As of July 31, 2021 and August 1, 2020, approximately $1.8 billion of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the FIFO method and primarily included meat, dairy and deli products.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is based on the estimated useful lives of the assets using the straight-line method. Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives if certain criteria are met. Refer to Note 5—Property and Equipment, Net for additional information.

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

Goodwill is reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. The Company performs qualitative assessments of goodwill for impairment. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is less than the carrying value, or the Company bypasses the qualitative assessment, a quantitative assessment would be performed. The Company estimates the fair values of its reporting units in a quantitative assessment by using the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and/or the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s goodwill impairment reviews, changes to its reporting units and other information.

Indefinite-lived intangible assets include a branded product line and a Tony’s Fine Foods tradename. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. The Company performed qualitative reviews of its indefinite lived intangible assets in fiscal 2021 and 2020, which indicated a quantitative assessment was not required.

In determining the estimated fair value for intangible assets, the Company typically utilizes the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information on the Company’s intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over the following years:

Customer relationships	7 - 20 years
Trademarks and tradenames	2 - 10 years
Favorable operating leases	2 - 8 years
Unfavorable operating leases	2 - 8 years
Pharmacy prescription files	7 years

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Consolidated Statements of Operations, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Consolidated Balance Sheets. See Note 18—Discontinued Operations for additional information.

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

Fair Value of Financial Instruments

Financial assets and liabilities measured on a recurring basis, and non-financial assets and liabilities that are recognized on a non-recurring basis, are recognized or disclosed at fair value on at least an annual basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.
•Level 3 Inputs—One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses and other assets and liabilities approximate fair value due to the short-term nature of these instruments.

Share-Based Compensation

Share-based compensation consists of restricted stock units, performance units, stock options and SUPERVALU INC. (“Supervalu”) replacement awards. Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted stock units. Supervalu Replacement Awards are liability classified awards as they may ultimately be settled in cash or shares at the discretion of the employee. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

Benefit Plans

The Company recognizes the funded status of its Company-sponsored defined benefit plans in the Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Accumulated other comprehensive loss, net of tax, in the Consolidated Balance Sheets. The Company measures its defined benefit pension and other postretirement plan obligations as of the nearest calendar month end. The Company records net periodic benefit income or expense related to interest cost, expected return on plan assets and the amortization of actuarial gains and losses, excluding service costs, in the Consolidated Statements of Operations within Net periodic benefit income, excluding service cost. Service costs are recorded in Operating expenses in the Consolidated Statements of Operations.

The Company sponsors pension and other postretirement plans in various forms covering participants who meet eligibility requirements. The determination of the Company’s obligation and related income or expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in healthcare costs. These assumptions are disclosed in Note 13—Benefit Plans. Actual results that differ from the assumptions are accumulated and amortized over future periods.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension. Pension expense for these plans is recognized as contributions are funded. In addition, the Company provides postretirement health and welfare benefits for certain groups of union and non-union employees. See Note 13—Benefit Plans for additional information on participation in multiemployer plans.

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted stock units and performance-based awards, if applicable, are considered common stock equivalents, using the treasury stock method.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200 million. The Company did not repurchase any shares of its common stock in fiscal 2021, 2020 or 2019. As of July 31, 2021, we have $176 million remaining authorized under the share repurchase program. Additionally, our ABL Credit Facility, Term Loan Facility, and Senior Notes contain terms that limit our ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income. Comprehensive income (loss) includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income (loss) is calculated as Net income (loss) including noncontrolling interests, plus or minus adjustments for foreign currency translation related to the translation of UNFI Canada, Inc. (“UNFI Canada”) from the functional currency of Canadian dollars to U.S. dollar reporting currency, changes in the fair value of cash flow hedges, net of tax, and changes in defined pension and other postretirement benefit plan obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to foreign currency translation adjustments, and unrealized gains or losses on cash flow hedges, net of tax and changes in defined pension and other postretirement benefit plan obligations, net of tax.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to manage its exposure to changes in interest rates, fuel costs, and with the operation of UNFI Canada, foreign currency exchange rates. All derivatives are recognized on the Company’s Consolidated Balance Sheets at fair value based on quoted market prices or estimates, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair value of derivatives are recorded in comprehensive income or net earnings, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified to earnings in the period the hedged item affects earnings. If the hedged relationship ceases to exist, any associated amounts reported in Accumulated other comprehensive loss are reclassified to earnings at that time. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 2.0 percent.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2021	2020	2019
Beginning balance	$101	$89	$25
Assumed liabilities from the Supervalu acquisition	—	—	55
Expense	48	44	43
Claim payments	(48)	(36)	(33)
Reclassifications	2	4	(1)
Ending balance	$103	$101	$89

The current portion of the self-insurance liability was $32 million and $34 million as of July 31, 2021 and August 1, 2020, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $71 million and $67 million as of July 31, 2021 and August 1, 2020, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $10 million and $7 million as of July 31, 2021 and August 1, 2020, respectively. Amounts due from insurance companies were $17 million and $12 million as of July 31, 2021 and August 1, 2020, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

Leases, After ASC 842 Adoption

At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments, when lease contracts do not provide a readily determinable implicit rate. Incremental borrowing rates are determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms include optional extension periods when it is reasonably certain that those options will be exercised. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed nonlease components.

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

Operating and finance lease assets are reviewed for impairment based on an ongoing review of circumstances that indicate the assets may no longer be recoverable, such as closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations, and other factors. The Company calculates operating and finance lease impairments using a discount rate to calculate the present value of estimated subtenant rentals that could be reasonably obtained for the property. Lease impairment charges for properties no longer used in operations are recorded as a component of Restructuring, acquisition and integration related expenses in the Consolidated Statements of Operations.

The calculation of lease impairment charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction of the carrying value of the right of use asset and finance lease assets. Refer to Note 11—Leases for additional information.

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

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which provided new comprehensive lease accounting guidance that supersedes previous lease guidance. The Company adopted this standard in fiscal 2020, on August 4, 2019. Adoption of this standard did not have a material impact to the Company’s Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity or Consolidated Statements of Cash Flows.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities are required to use a new forward-looking expected loss model that replaces the previous incurred loss model and generally results in earlier recognition of credit losses. The Company adopted this standard in fiscal 2021, on August 2, 2020, the effective and initial application date, using a modified-retrospective basis as required by the standard by means of a cumulative-effect adjustment to the opening balance of Retained earnings in the Company’s Consolidated Statements of Stockholders' Equity. The difference between reserves and allowances recorded under the former incurred loss model and the amount determined under the current expected loss model, net of the deferred tax impact, was recorded as an adjustment to Retained earnings. Adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 326 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities which were adopted by the Company in fiscal 2020, with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges. The remaining amendments within ASU 2019-04 were adopted in fiscal 2021 with the adoption of Topic 326. Adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises as authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this standard on a prospective basis in fiscal 2021. Under this standard, the Company is required to defer these costs and recognize these costs as a service expense over future periods. Adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 requires entities to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting benefit obligations, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures. The Company adopted this guidance in fiscal 2021. The provisions of the new standard do not have an impact on the Consolidated Financial Statements as this ASU only modified disclosure requirements. Refer to Note 13—Benefit Plans for disclosures presented for all periods in accordance with this amendment.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to Topic 740’s general principles. The amendments also improve consistent application and simplifies its application. The Company is required to adopt this guidance in the first quarter of fiscal 2022. The Company has evaluated the impact of the standard and does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3—REVENUE RECOGNITION

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

Certain customer agreements provide for the right to license one or more of the Company’s tradenames, such as FESTIVAL FOODS®, SENTRY®, COUNTY MARKET®, NEWMARKET®, FOODLAND®, and SUPERVALU®. In addition, the Company enters into franchise agreements to separately charge its customers, who the Company also sells wholesale products to, for the right to use its CUB® tradename. The Company typically does not separately charge for the right to license its tradenames. The Company believes that these tradenames are capable of being distinct, but are not distinct within the context of the contracts with its customers. Accordingly, the Company does not separately recognize revenue related to tradenames utilized by its customers.

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

Customer incentives

The Company provides incentives to its wholesale customers in various forms established under the applicable agreement, including advances, payments over time that are earned by achieving specified purchasing thresholds, and upon the passage of time. The Company typically records customer advances within Other long-term assets and Prepaid expenses and other current assets and typically recognizes customer incentive payments that are based on expected purchases over the term of the agreement as a reduction to Net sales. To the extent that the transaction price for product sales includes variable consideration, such as certain of these customer incentives, the Company estimates the amount of variable consideration that should be included in the transaction price primarily by utilizing the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the agreement will not occur. The Company believes that there will not be significant changes to its estimates of variable consideration, as the uncertainty will be resolved within a relatively short time and there is a significant amount of historical data that is used in the estimation of the amount of variable consideration to be received. Therefore, the Company has not constrained its estimates of variable consideration.

Customer incentive assets are reviewed for impairment when circumstances exist for which the Company no longer expects to recover the applicable customer incentives.

Professional services and equipment sales

Separate from the services provided in conjunction with the sale of products described above, many of the Company’s agreements with customers also include distinct professional services and other promises to customers, in addition to the sale of the product itself, such as retail store support, advertising, store layout and design services, merchandising support, couponing, eCommerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. These professional services may contain a single performance obligation for each respective service, in which case such services revenues are recognized when delivered. Revenue from professional services are less than one percent of total Net sales.

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
•Independent retailers, which include smaller size accounts and include single store and multiple store locations, and group purchasing entities, but are not classified within Chains above or Other discussed below;
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

(in millions)	Net Sales for Fiscal 2021 (52 weeks)
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$12,104	$—	$—	$—	$12,104
Independent retailers	6,638	—	—	—	6,638
Supernatural	5,050	—	—	—	5,050
Retail	—	2,442	—	—	2,442
Other	2,081	—	219	—	2,300
Eliminations	—	—	—	(1,584)	(1,584)
Total	$25,873	$2,442	$219	$(1,584)	$26,950

(in millions)	Net Sales for Fiscal 2020(1) (52 weeks)
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$12,010	$—	$—	$—	$12,010
Independent retailers	6,699	—	—	—	6,699
Supernatural	4,720	—	—	—	4,720
Retail	—	2,375	—	—	2,375
Other	2,096	—	228	—	2,324
Eliminations	—	—	—	(1,569)	(1,569)
Total	$25,525	$2,375	$228	$(1,569)	$26,559

(in millions)	Net Sales for Fiscal 2019(1) (53 weeks)
Customer Channel	Wholesale	Retail	Other	Eliminations(2)	Consolidated
Chains	$9,769	$—	$—	$—	$9,769
Independent retailers	5,536	—	—	—	5,536
Supernatural	4,394	—	—	—	4,394
Retail	—	1,687	—	—	1,687
Other	1,852	—	235	—	2,087
Eliminations	—	—	—	(1,132)	(1,132)
Total	$21,551	$1,687	$235	$(1,132)	$22,341
(1)In the first quarter of fiscal 2021, the presentation of net sales by customer channel was recast to present the Chains and Other channel exclusive of the intercompany eliminations and present total eliminations separately. There was no impact to the Consolidated Statements of Operations. The Company believes this modified basis better reflects its channel presentation, as it further aligns with segment presentation.
(2)Eliminations primarily includes the net sales elimination of Wholesale’s sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

Whole Foods Market, Inc. was the Company’s largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 19%, 18% and 20% of the Company’s net sales for fiscal 2021, 2020 and 2019, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Customer payments are due when control of goods or services are transferred to the customer and are typically not conditional on anything other than payment terms, which typically are less than 30 days. Since no significant financing components exist between the period of time the Company transfers goods or services to the customer and when it receives payment for those goods or services, the Company generally does not adjust the transaction price to recognize a financing component. Customer incentives are not considered contract assets as they are not generated through the transfer of goods or services to the customers. No material contract asset or liability exists for any period reported within these Consolidated Financial Statements.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	July 31, 2021	August 1, 2020
Customer accounts receivable	$1,115	$1,157
Allowance for uncollectible receivables	(28)	(56)
Other receivables, net	16	19
Accounts receivable, net	$1,103	$1,120

Notes receivable, net, included within Prepaid expenses and other current assets	$7	$49
Long-term notes receivable, net, included within Other long-term assets	$15	$26

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2021	2020	2019
Balance at beginning of year	$56	$21	$16
Impact of adoption of new credit loss standard	4	—	—
Provision for losses in Operating expenses	(9)	38	10
Reductions of Net sales	3	12	7
Write-offs charged against the allowance	(26)	(15)	(12)
Balance at end of year	$28	$56	$21

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in millions)	2021	2020	2019
2019 SUPERVALU INC. restructuring expenses	$—	$5	$74
Restructuring and integration costs	50	42	51
Closed property charges and costs	6	40	23
Total	$56	$87	$148

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

Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2021 primarily relate to certain professional fees for advisory and transformational activities. Fiscal 2020 restructuring and integration costs primarily relate to expenses associated with integrating and consolidating distribution centers, certain professional fees for distribution center network and administrative integration activities. Fiscal 2019 acquisition and integration costs primarily reflect transaction expenses and professional fees related to the Supervalu acquisition.

Closed Property Charges and Costs

In fiscal 2021 and 2020, closed property charges relate to lease, and property and equipment asset impairments related to retail stores, lease terminations of non-operating stores and distribution center consolidation. Closed property charges recorded in fiscal 2019 primarily relate to retail stores and non-operating properties for which leases were terminated.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2021	2020
Land		$138	$143
Buildings and improvements	10 - 40 years	1,020	971
Leasehold improvements	10 - 20 years	177	206
Equipment	3 - 25 years	980	878
Motor vehicles	5 - 8 years	70	74
Finance lease assets	1 - 11 years	144	161
Construction in progress		209	79
Property and equipment		2,738	2,512
Less accumulated depreciation and amortization		954	811
Property and equipment, net		$1,784	$1,701

The Company capitalized $3 million, $5 million, and $3 million of interest during fiscal 2021, 2020 and 2019, respectively.

Depreciation and amortization expense on property and equipment was $209 million, $198 million and $180 million for fiscal 2021, 2020 and 2019, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company has five goodwill reporting units: two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale); one separate Retail operating and reportable segment and two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments and are included in the Other segment. The Canada Wholesale operating segment, which is aggregated with U.S. Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria.

In the fourth quarter of fiscal 2021, the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge included substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 8.5%, which considered observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums, including those reflected in the Company’s market capitalization. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, the Company recorded a goodwill impairment charge of $422 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill impairment charges in the Consolidated Statements of Operations. The goodwill impairment charge reflected the impairment of all of the U.S. Wholesale reporting unit’s goodwill.

In the fourth quarter of fiscal 2020, the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the Company’s then-current market capitalization. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its Supervalu Wholesale reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill as of the acquisition date. As a result, the Company recorded a goodwill impairment charge of $293 million in fiscal 2019, which reflects the preliminary goodwill impairment charge recorded in the second quarter of fiscal 2019 and adjustments to the charge recorded in the third and fourth quarters of fiscal 2019. The goodwill impairment charge adjustments recorded in the third and fourth quarters of fiscal 2019 were attributable to changes in the preliminary fair value of net assets, most notably changes in tax assets and liabilities, intangible assets and property and equipment, which affected the initial goodwill resulting from the Supervalu acquisition. The goodwill impairment charge is reflected in Goodwill impairment charges in the Consolidated Statements of Operations. The goodwill impairment charge reflects all of Supervalu Wholesale’s reporting unit goodwill, based on preliminary acquisition date assigned fair values. The quantitative goodwill impairment review indicated that the estimated fair value of the legacy Company Wholesale and Canada Wholesale reporting units were in excess of their carrying values by over 20%. Other continuing operations reporting units were substantially in excess of their carrying value.

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale	Other	Total
Goodwill as of August 3, 2019(1)(2)	$432	$10	$442
Goodwill from current fiscal year business combinations	1	—	1
Impairment charge	(424)	—	(424)
Change in foreign exchange rates	1	—	1
Goodwill as of August 1, 2020(1)(2)	10	10	20
Change in foreign exchange rates	—	—	—
Goodwill as of July 31, 2021(1)(2)	$10	$10	$20
(1)    Wholesale amounts are net of accumulated goodwill impairment charges of $293 million, $717 million and $717 million for fiscal 2019, 2020 and 2021, respectively.
(2)    Other amounts are net of accumulated goodwill impairment charges of $9 million, $10 million and $10 million for fiscal 2019, 2020 and 2021, respectively.

Identifiable intangible assets, net consisted of the following:

	2021			2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$234	$773	$1,007	$173	$834
Pharmacy prescription files	33	13	20	33	8	25
Non-compete agreements	—	—	—	13	12	1
Operating lease intangibles	7	4	3	8	4	4
Trademarks and tradenames	84	45	39	84	34	50
Total amortizing intangible assets	1,131	296	835	1,145	231	914
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,187	$296	$891	$1,201	$231	$970

Amortization expense was $78 million, $91 million and $70 million for fiscal 2021, 2020 and 2019, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of July 31, 2021 is shown below:

Fiscal Year:	(In millions)
2022	$72
2023	72
2024	72
2025	70
2026	66
Thereafter	483
$835

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at July 31, 2021
(In millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$33	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$42	$—

		Fair Value at August 1, 2020
(In millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$47	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$92	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of July 31, 2021, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $31 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $32 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

	July 31, 2021		August 1, 2020
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$29	$26	$78	$79
Long-term debt, including current portion	$2,188	$2,278	$2,498	$2,536

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges. Interest rate swap contracts are reflected at their fair values in the Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of July 31, 2021, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$33	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50	2.5558%	One-Month LIBOR	Monthly
		$1,233
(1)The swap contract has an amortizing notional principal amount which is reduced by $1 million on a quarterly basis.
(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In fiscal 2021, in order to reduce its exposure to pay fixed and receive floating interest rate swap contracts due to lower levels of debt balances with floating interest rates, the Company paid $6 million to terminate certain outstanding interest rate swaps with a notional amount of $250 million. In addition, in fiscal 2021, in conjunction with the $500 million fixed rate senior unsecured notes offering described below in Note 9—Long-Term Debt, the Company paid $11 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504 million and certain forward starting interest rate swaps with a notional amount of $450 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap termination and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses that existed as of the early termination or novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive loss and into Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination or novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	Interest Expense, net
(In millions)	2021	2020	2019
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$204	$192	$181
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(46)	$(25)	$—
(Loss) gain on interest rate swap contracts not designated as hedging instruments:
(Loss) gain recognized in earnings	$—	$—	$—

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at July 31, 2021	Fiscal Maturity Year	July 31, 2021	August 1, 2020
Term Loan Facility	3.59%	2026	$1,002	$1,773
ABL Credit Facility	1.52%	2024	701	757
Senior Notes	6.75%	2029	500	—
Other secured loans	5.16%	2024-2025	37	50
Debt issuance costs, net			(35)	(46)
Original issue discount on debt			(17)	(36)
Long-term debt, including current portion			2,188	2,498
Less: current portion of long-term debt			(13)	(71)
Long-term debt			$2,175	$2,427

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of July 31, 2021, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2022	$14	$82
2023	14	79
2024	709	76
2025	1	70
2026	1,002	42
2027 and thereafter	500	85
	$2,240	$434

Refinancing Activities

On August 14, 2020, the Company executed a third amendment to its revolving credit agreement dated as of August 30, 2018, (as amended, the “ABL Loan Agreement”), which provides for, among other things, (i) adding certain assets to the Borrowing Base (as defined below), (ii) increasing the Company’s capacity to issue letters of credit under the facility, and (iii) other administrative changes. On February 11, 2021, the Company entered into an amendment to its secured term loan agreement, dated as of October 22, 2018, as amended (the “Term Loan Agreement”). The amendment provides for, among other things, (i) the reduction of the applicable margin for LIBOR loans from 4.25% to 3.50% and the applicable margin for base rate loans from 3.25% to 2.50%, (ii) the appointment of a replacement administrative and collateral agent, and (iii) other administrative changes. The amendments did not change the aggregate amounts or maturity dates of either credit facility.

During fiscal 2021, the Company prepaid an aggregate of $771 million under the Term Loan Facility (defined below), including: (i) a $500 million prepayment funded primarily by the net proceeds from the issuance of the Senior Notes (defined below); (ii) voluntary prepayments of $186 million funded with incremental borrowings under the ABL Credit Facility (defined below) that reduces its interest costs; (iii) a $72 million prepayment related to the material cash flow generation in fiscal 2020, as required under the Term Loan Agreement (as described below); and (iv) $13 million of prepayments with asset sale proceeds. In connection with the prepayments, the Company incurred losses on debt extinguishment related to unamortized debt issuance costs and unamortized original issue discount of $15 million and $15 million, respectively, which were recorded within Interest expense, net in the Consolidated Statements of Operations in fiscal 2021.

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility (defined below) or the Term Loan Facility (defined below). The net proceeds from the offering of the Senior Notes, together with borrowings under the ABL Credit Facility (defined below), were used to repay $500 million of the amounts outstanding under the Term Loan Facility (defined below) and for the payment of all financing costs related to the offering of the Senior Notes. Financing costs of $9 million were paid and capitalized in fiscal 2021.

ABL Credit Facility

The ABL Loan Agreement by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders, and the other parties thereto, provides for a secured asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2.05 billion is available to the U.S. Borrowers and (ii) $50 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $300 million sublimit of availability for letters of credit of which there is a further $25 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900 million prior asset-based revolving credit facility. In addition, $1.5 billion of proceeds from the ABL Credit Facility were drawn to finance the Supervalu acquisition and related transaction costs.

Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $600 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Borrowers’ and Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy prescription files availability of the Borrowers, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,100 million) or the Borrowing Base.

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions)(1):	July 31, 2021	August 1, 2020
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,297	$2,271
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,041	$1,078

(1)    The ABL Credit Facility is also secured by all of the Company’s pharmacy prescription files, which are included in Intangibles, net in the Consolidated Balance Sheets. Refer to Note 6—Goodwill and Intangible Assets, Net in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

As of July 31, 2021, the U.S. Borrowers’ Borrowing Base, net of $175 million of reserves, was $2,218 million, which is above the $2.05 billion limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of July 31, 2021, the Canadian Borrower’s Borrowing Base, net of $5 million of reserves, was $49 million, which is below the $50 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,099 million for ABL Loans and letters of credit under the ABL Credit Facility. As of July 31, 2021, the U.S. Borrowers had $701 million of ABL Loans and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $8 million and are included in Long-term debt on the Consolidated Balance Sheets. As of July 31, 2021, the U.S. Borrowers had $118 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,280 million as of July 31, 2021.

ABL availability (in millions):	July 31, 2021
Total availability for ABL Loans and letters of credit	$2,099
ABL Loans	$701
Letters of credit	$118
Unused credit	$1,280

The applicable interest rates, letter of credit fees and unutilized commitment fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	July 31, 2021
U.S. and Canadian Borrowers’ applicable margin for base rate loans	0.00% - 0.50%	0.25%
U.S. and Canadian Borrowers’ applicable margin for LIBOR and BA loans(1)	1.00% - 1.50%	1.25%
Unutilized commitment fees	0.25% - 0.375%	0.25%
Letter of credit fees	1.125% - 1.625%	1.375%
(1) The U.S. Borrowers utilize LIBOR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each fiscal quarter on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235 million and (ii) 10% of the aggregate borrowing base. The Company has not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report.

Term Loan Facility

The Term Loan Agreement, by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ Term Lenders”), Credit Suisse, as administrative agent for the Lenders, and the other parties thereto, provides for senior secured first lien term loans in an aggregate principal amount of $1,950 million, primarily consisting of a $1,800 million seven-year tranche (the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility, which included a $150 million 364-day tranche that was repaid in fiscal 2020, was used to finance the Supervalu acquisition and related transaction costs.

The loans under the Term Loan Facility will be payable in full on October 22, 2025, as the extension requirement related to the Company’s distribution agreement with Whole Foods Market Distribution, Inc. was satisfied during fiscal 2021.

Under the Term Loan Agreement, the Company may, at its option, increase the amount of the Term Loan Facility, add one or more additional tranches of term loans or add one or more additional tranches of revolving credit commitments, without the consent of any Term Lenders not participating in such additional borrowings, up to an aggregate amount of $656 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of July 31, 2021 and August 1, 2020, there was $676 million and $600 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio of Excess Cash Flow (as defined in the Term Loan Agreement as of the last day of such fiscal year), minus any voluntary prepayments made during such fiscal year of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness. Based on the Company’s Excess Cash Flow in fiscal 2020, a $72 million prepayment was required and paid in fiscal 2021 (as described above). Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022.

As of July 31, 2021, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.50% or (ii) a LIBOR rate plus a margin of 3.50%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

As of July 31, 2021, the Company had borrowings of $1,002 million outstanding under the Term Loan Facility, which are presented net of debt issuance costs of $18 million and an original issue discount on debt of $17 million. As of July 31, 2021, no amount of the Term Loan Facility was classified as current.

The Company’s Senior Notes, ABL Credit Facility and Term Loan Facility contain covenants customary for debt securities and credit facilities of these types, that limit the ability of the Company and its restricted subsidiaries to, among other things, incur debt, declare or pay dividends or make other distributions to stockholders of the Company, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis. These debt securities and credit facilities also contain other customary affirmative and negative covenants, representations and warranties, and events of default. If an event of default occurs and is continuing, the Company may be required to immediately repay all amounts outstanding under these debt arrangements. The Company was in compliance with all such covenants for all periods presented, including through the filing date of this Annual Report.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2021, fiscal 2020 and fiscal 2019 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 28, 2018	$—	$—	$(19)	$5	$(14)
Other comprehensive loss before reclassifications	—	(33)	(1)	(61)	(95)
Amortization of cash flow hedge	—	—	—	—	—
Net current period Other comprehensive loss	—	(33)	(1)	(61)	(95)
Accumulated other comprehensive loss at August 3, 2019	$—	$(33)	$(20)	$(56)	$(109)
Other comprehensive loss before reclassifications	—	(89)	(1)	(64)	(154)
Amortization of amounts included in net periodic benefit income	—	(3)	—	—	(3)
Amortization of cash flow hedges	—	—	—	18	18
Settlement charge	—	9	—	—	9
Net current period Other comprehensive loss	—	(83)	(1)	(46)	(130)
Accumulated other comprehensive loss at August 1, 2020	$—	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	1	167	5	8	181
Amortization of amounts included in net periodic benefit income	—	(2)	—	—	(2)
Amortization of cash flow hedges	(1)	—	—	34	33
Settlement gain	—	(12)	—	—	(12)
Net current period Other comprehensive income	—	153	5	42	200
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

(in millions)	2021	2020	2019	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(1)	$(3)	$—	Net periodic benefit income, excluding service cost
Settlement (gain) charge	(17)	11	—	Net periodic benefit income, excluding service cost
Total reclassifications	(18)	8	—
Income tax expense (benefit)	4	(2)	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(14)	$6	$—

Swap agreements:
Reclassification of cash flow hedge	$46	$25	$—	Interest expense, net
Income tax benefit	(12)	(7)	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$34	$18	$—

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$—	$—	Cost of sales
Income tax expense	—	—	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$—	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service benefit and reclassification of net actuarial loss as reflected in Note 13—Benefit Plans.

As of July 31, 2021, the Company expects to reclassify $40 million related to unrealized derivative losses out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	July 31, 2021	August 1, 2020
Operating lease assets	Operating lease assets	$1,064	$983
Finance lease assets	Property and equipment, net	112	129
Total lease assets		$1,176	$1,112

Operating liabilities	Current portion of operating lease liabilities	$135	$131
Finance liabilities	Current portion of long-term debt and finance lease liabilities	107	12
Operating liabilities	Long-term operating lease liabilities	962	874
Finance liabilities	Long-term finance lease liabilities	35	143
Total lease liabilities		$1,239	$1,160

Lease assets and liabilities presented in the table above include lease contracts related to our discontinued operations, as the Company expects to remain primarily obligated under these leases.

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2021	2020
Operating lease cost	Operating expenses	$229	$223
Short-term lease cost	Operating expenses	29	31
Variable lease cost	Operating expenses	64	151
Sublease income	Operating expenses	(8)	(3)
Sublease income	Net sales	(20)	(23)
Other sublease income, net	Restructuring, acquisition and integration related expenses(2)	(3)	(5)
Net operating lease cost(1)		291	374
Amortization of leased assets	Operating expenses	13	16
Interest on lease liabilities	Interest expense, net	19	12
Finance lease cost		32	28
Total net lease cost		$323	$402
(1)Rent expense as presented here includes $2 million and $6 million in fiscal 2021 and 2020 of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.
(2)Includes $31 million and $36 million of lease expense in fiscal 2021 and 2020 and $(33) million and $(41) million of lease income in fiscal 2021 and 2020 that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

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

(in millions)	2019
Rent expense(1)	$212
Less subtenant rentals recorded in Net sales	(17)
Less subtenant rentals recorded in Operating expenses	(14)
Total net rent expense	$181
(1)Rent expense as presented in fiscal 2019 includes $10 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

On October 23, 2018, the Company received $101 million in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of its final distribution center of eight distribution center sale-leaseback transactions entered into by Supervalu in April 2018. On October 26, 2018, the Company received $49 million in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of a separate distribution center under an agreement entered into by Supervalu in March 2018, as amended. Both distribution center sale-leasebacks qualified for sale accounting, with the lease-backs being classified as operating leases. No gain or loss was recognized or deferred on the sale of these facilities, as the fair value of these facilities as of the Supervalu acquisition date was determined to be equal to their contractual sale–leaseback amounts.

In fiscal 2019, the Company entered into a lease for a new distribution facility in California for approximately 1.2 million square feet. The Company had identified two buildings on the same distribution center campus: one in which it was deemed the accounting owner due to construction activity and another for which it was a lessee. Upon the adoption of ASC 842, the Company continued to account for the building as if it was the accounting owner of due to ongoing construction activity. On February 24, 2020, the Company executed a purchase option to acquire the entire distribution center campus which is expected to close in fiscal 2022. Upon execution of the purchase option, the previously constructed facility accounted for as an operating lease has been re-classified as a finance lease. Upon completion of the construction in fiscal 2020, the Company did not qualify for sale accounting on the other building due to the outstanding purchase option.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of July 31, 2021, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases(2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$221	$118	$(53)	$—	$168	$118
2023	214	14	(44)	—	170	14
2024	195	13	(35)	—	160	13
2025	154	8	(24)	—	130	8
2026	118	4	(14)	—	104	4
Thereafter	962	2	(34)	—	928	2
Total undiscounted lease liabilities and receipts	$1,864	$159	$(204)	$—	$1,660	$159
Less interest(3)	(767)	(17)
Present value of lease liabilities	1,097	142
Less current lease liabilities	(135)	(107)
Long-term lease liabilities	$962	$35
(1)Operating lease payments include $4 million related to extension options that are reasonably certain of being exercised and exclude $52 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)This table excludes a $55 million payment related to a facility the Company is deemed the accounting owner, which is recognized as a residual obligation, and is subject to an underlying lease.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	July 31, 2021	August 1, 2020
Weighted-average remaining lease term (years)
Operating leases	10.7 years	10.4 years
Finance leases	2.0 years	3.1 years
Weighted-average discount rate
Operating leases	9.7%	10.6%
Finance leases	8.7%	8.8%

Other Information
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$220	$231
Operating cash flows from finance leases	12	9
Financing cash flows from finance leases	9	20
Leased assets obtained in exchange for new finance lease liabilities	—	93
Leased assets obtained in exchange for new operating lease liabilities	263	195

NOTE 12—SHARE-BASED AWARDS

As of July 31, 2021, the Company has restricted stock awards and performance share units and stock options under four equity incentive plans: the 2002 Stock Incentive Plan; the 2004 Equity Incentive Plan, as amended; the 2012 Equity Incentive Plan, as amended and restated; and the Amended and Restated 2020 Equity Incentive Plan. The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee thereof. During fiscal 2021, the Company authorized for issuance and registered an additional 3.6 million shares of common stock under the Amended and Restated 2020 Equity Incentive Plan. As of July 31, 2021, the Company has 3.9 million shares authorized and available for grant under the Amended and Restated 2020 Equity Incentive Plan. The authorization for new grants under the 2002 Plan, 2004 Plan and 2012 Equity Incentive Plan has expired.
Share-Based Compensation Expense
The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2021	2020	2019
Restricted stock awards	$36	$23	$23
Supervalu replacement awards(1)	5	9	14
Performance-based share awards	8	2	3
Share-based compensation expense recorded in Operating expenses	49	34	40
Income tax benefit	(13)	(9)	(10)
Share-based compensation expense, net of tax	$36	$25	$30

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses(2)	$1	$1	$33
Income tax benefit	—	—	(9)
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$1	$1	$24
(1)Amounts are derived primarily from liability classified awards.
(2)Includes equity classified awards of $1 million for fiscal 2021, liability classified awards of $1 million for fiscal 2020, and liability classified awards of $32 million and equity classified awards of $1 million for fiscal 2019.

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors, or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three or four equal installments. The Board of Directors has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forth grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards have a three-year cliff vest, subject to achievement of the performance objective. As of July 31, 2021, there was $41 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units, Supervalu replacement awards and performance-based restricted stock units). Unrecognized compensation cost related to Replacement Options is de minimis. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. The following summary presents information regarding restricted stock units, Supervalu replacement awards and performance stock units:

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at July 28, 2018	1.3	$41.78
Supervalu replacement awards	4.3	32.50
Granted	1.7	23.30
Vested	(2.0)	34.81
Forfeited/Canceled	(0.9)	30.83
Outstanding at August 3, 2019	4.4	31.11
Granted	6.0	7.67
Vested	(1.0)	20.59
Forfeited/Canceled	(2.0)	12.39
Outstanding at August 1, 2020	7.4	18.54
Granted	2.4	17.55
Vested	(2.6)	19.94
Forfeited/Canceled	(0.4)	24.11
Outstanding at July 31, 2021	6.8	$17.33

(in millions)	2021	2020	2019
Intrinsic value of restricted stock units vested	$51	$21	$36

Performance-Based Share Awards

During fiscal 2021, the Company granted 0.5 million performance share units to its executives (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $18.19. These performance units are tied to fiscal 2021, 2022 and 2023 performance metrics, including adjusted EPS growth, adjusted return on invested capital (“ROIC”) and adjusted EBITDA leverage. No performance share units granted in fiscal 2021 were forfeited during the current year.

During fiscal 2020, the Company granted 1.0 million performance share units to its executives (subject to the issuance of up to 1.0 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $8.07. These performance units are tied to fiscal 2020, 2021 and 2022 performance metrics, including adjusted EPS growth, ROIC and adjusted EBITDA leverage. No performance share units granted in fiscal 2020 were forfeited during the current year.

During fiscal 2019, the Company granted 0.3 million performance share units to its executives (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $22.56. These performance units were tied to fiscal 2020 performance metrics, including adjusted EBITDA and ROIC. During fiscal 2020, 0.3 million of performance share units expired, and as of August 1, 2020, 0.1 million performance share units have been earned and were issued in fiscal 2021.
Stock Options

The Company did not grant stock options in fiscal 2021, 2020 or 2019. The following summary presents information regarding outstanding stock options as of July 31, 2021 and changes during the fiscal year then ended:

	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1.1	$46.46	4.4 years
Exercised	(0.1)	15.50
Canceled	(0.2)	45.48
Outstanding at end of year	0.8	—	2.2 years	$—
Exercisable at end of year	0.8	$49.02	2.2 years	$—

The aggregate intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $1 million, $— million and $— million, respectively.

Supervalu Replacement Awards

Pursuant to the Merger Agreement, dated as of July 25, 2018, as amended, each outstanding Supervalu stock option, whether vested or unvested, that was unexercised immediately prior to the effective time of the Merger (“SVU Option”) was converted, effective as of the effective time of the Merger, into a stock option exercisable for shares of common stock of the Company (“Replacement Option”) in accordance with the adjustment provisions of the Supervalu stock. In addition, each outstanding Supervalu restricted share award, restricted stock unit award, deferred share unit award and performance share unit award (“SVU Equity Award”) was converted, effective as of the effective time of the Merger, into time-vesting awards (“Replacement Award”) with a settlement value equal to the merger consideration of $32.50 per share multiplied by the number of shares of Supervalu common stock subject to such SVU Equity Award. The Merger Agreement originally provided that the Replacement Awards were payable in cash, however, the Merger Agreement was amended on October 10, 2018, to provide that the Replacement Awards could be settled in cash and/or an equal value in shares of common stock of the Company. The Replacement Awards are liability classified awards as they were ultimately settled in cash or shares at the discretion of the employee. The Replacement Awards liabilities are expensed over the service period based on the fixed value of $32.50 per share.

On October 22, 2018, the Company authorized for issuance and registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission 5 million shares of common stock for issuance in order to satisfy the Replacement Options and Replacement Awards. During fiscal 2019, the Company issued 2.0 million shares of common stock at an average price of $12.00 per share for $24 million of cash. During fiscal 2020, the Company issued 1.3 million shares of common stock at an average price of $10.66 per share for $14 million of cash.

NOTE 13—BENEFIT PLANS
The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan, Unified Grocers, Inc. Cash Balance Plan and certain supplemental executive retirement plans. These plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately 62% of the union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2021		2020
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit Obligation at beginning of year	$2,260	$37	$2,709	$38
Actuarial (gain) loss	(103)	(9)	277	1
Benefits paid	(101)	(3)	(94)	(3)
Interest cost	37	—	57	1
Settlements paid	—	(18)	(689)	—
Plan amendment	—	11	—	—
Benefit obligation at end of year	2,093	18	2,260	37
Changes in Plan Assets
Fair value of plan assets at beginning of year	1,991	12	2,497	11
Actual return on plan assets	226	—	262	1
Benefits paid	(101)	(3)	(94)	(3)
Settlements paid	—	(18)	(690)	—
Employer contributions	2	9	16	3
Fair value of plan assets at end of year	2,118	—	1,991	12
Funded (unfunded) status at end of year	$25	$(18)	$(269)	$(25)

The actuarial gain on projected pension benefit obligations in fiscal 2021 was primarily the result of a 35 basis points increase in the discount rate on the SUPERVALU INC. Retirement Plan and updated mortality assumptions. The actuarial loss on projected pension benefit obligations in fiscal 2020 was primarily the result of a 113 basis points decrease in the discount rate on the SUPERVALU INC. Retirement Plan, and updated assumptions from lump sum settlements and mortality.
The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Unified Grocers, Inc. Cash Balance Plan and Other	Total Pension Benefits
July 31, 2021:
Fair value of plan assets at end of year	$1,860	$258	$2,118
Benefit obligation at end of year	(1,796)	(297)	(2,093)
Funded (unfunded) status at end of year	$64	$(39)	$25
August 1, 2020:
Fair value of plan assets at end of year	$1,761	$230	$1,991
Benefit obligation at end of year	(1,939)	(321)	(2,260)
Unfunded status at end of year	$(178)	$(91)	$(269)

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2021		2020		2019
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected return on plan assets	$(104)	$—	$(105)	$—	$(112)	$—
Interest cost	37	—	57	1	76	1
Settlement (gain) charge	—	(17)	11	—	—	—
Amortization of prior service credit	—	(1)	—	(1)	—	—
Amortization of net actuarial loss (gain)	1	(1)	—	(2)	—	—
Net periodic benefit (income) cost	(66)	(19)	(37)	(2)	(36)	1
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	(225)	(8)	109	—	58	(10)
Prior service cost (benefit)	—	25	—	—	—	(4)
Amortization of prior service benefit	—	3	—	1	—	—
Amortization of net actuarial (gain) loss	(1)	1	—	2	—	—
Total (benefit) expense recognized in Other comprehensive income (loss)	(226)	21	109	3	58	(14)
Total (benefit) expense recognized in net periodic benefit cost (income) and Other comprehensive income (loss)	$(292)	$2	$72	$1	$22	$(13)

On August 1, 2019, the Company amended the SUPERVALU INC. Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on offer acceptances. As disclosed in the preceding two tables, in fiscal 2020, the plan made aggregate lump sum settlement payments, which resulted in a non-cash pension settlement charges from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU INC. Retirement Plan assets and remeasured liabilities. As a result of the settlement payments reported in the second quarter of fiscal 2020, SUPERVALU INC. Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $2 million decrease to Accumulated other comprehensive loss.

Amounts recognized in the Consolidated Balance Sheets as of July 31, 2021 and August 1, 2020 consist of the following:

	July 31, 2021		August 1, 2020
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$64	$—	$—	$—
Pension and other postretirement benefit obligations	(38)	(15)	(267)	(25)
Accrued compensation and benefits	(1)	(3)	(2)	—
Total	$25	$(18)	$(269)	$(25)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2021	2020	2019
Benefit obligation assumptions:
Discount rate	2.62% - 2.75%	1.74% - 2.37%	2.99% - 3.49%
Net periodic benefit cost assumptions:
Discount rate	1.17% - 2.27%	2.99% - 3.49%	4.30% - 4.42%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	1.00% - 5.50%	2.00% - 5.75%	2.25% - 6.50%
Interest credit	5.00%	5.00%	5.00%
(1)    Expected return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by the Company. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan master trust. The Company also assess the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 8.10 percent as of July 31, 2021. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2030, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 5.40 percent as of July 31, 2021.

Pension Plan Assets

Pension plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding fixed income securities, domestic equity securities, private equity securities, international equity securities, and real estate securities. The Company employs a liability hedging approach whereby the target asset allocation adjusts based on the funded nature of the plans, targeting a level of risk commensurate with keeping pace with the growth of plan liabilities. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2021	2020
Fixed income	85.3%	82.8%	60.4%
Domestic equity	6.9%	7.7%	22.6%
Private equity	5.4%	5.4%	4.7%
International equity	1.4%	1.0%	6.0%
Real estate	1.0%	3.1%	6.3%
Total	100.0%	100.0%	100.0%

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

The fair value of assets held in master trusts for defined benefit pension plans as of July 31, 2021, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$103	$—	$—	$—	$103
Common collective trusts	—	1,044	—	61	1,105
Corporate bonds	—	432	—	—	432
Government securities	—	218	—	—	218
Mutual funds	—	58	—	—	58
Mortgage-backed securities	—	2	—	—	2
Other	11	10	—	—	21
Private equity and real estate partnerships	—	—	—	179	179
Total plan assets at fair value	$114	$1,764	$—	$240	$2,118

The fair value of assets held in master trusts for defined benefit pension plans as of August 1, 2020, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$334	$—	$—	$—	$334
Common collective trusts	—	902	—	59	961
Corporate bonds	—	311	—	—	311
Government securities	—	131	—	—	131
Mutual funds	—	43	—	—	43
Mortgage-backed securities	—	4	—	—	4
Other	11	23	—	—	34
Private equity and real estate partnerships	—	—	—	173	173
Total plan assets at fair value	$345	$1,414	$—	$232	$1,991

Contributions

No minimum pension contributions were required to be made under either the SUPERVALU INC. Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2021. The Company expects to contribute approximately $2 million to $3 million to its other defined benefit pension plans and postretirement benefit plans in fiscal 2022.

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

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2022	$122	$3
2023	114	1
2024	118	1
2025	122	1
2026	120	1
Years 2027-2031	582	4

Defined Contribution Plans

The Company sponsors defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for these plans were $27 million, $21 million and $21 million for fiscal 2021, 2020 and 2019, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

Amounts recognized in the Consolidated Balance Sheets consisted of $2 million of Accrued compensation and benefits and $5 million of Other long-term liabilities as of July 31, 2021 and August 1, 2020.

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

a.Assets contributed to the multiemployer plan by one employer are held in trust and may be used to provide benefits to employees of other participating employers.
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If we choose to stop participating in some multiemployer plans, or make market exits or closures or otherwise have participation in the plan drop below certain levels, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2020 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plan and is annually certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The Multiemployer Pension Reform Act of 2014 (“MPRA”) created a new zone status called “critical and declining” or “Deep Red”. Plans are generally considered Deep Red if they are projected to become insolvent within 15 years. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2020.

The following table contains information about the Company’s significant multiemployer plans (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	2020	FIP/RP Status Pending/Implemented	2021	2020	2019	Surcharges Imposed(1)
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	No	$12	$11	$8	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	10	9	7	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	4	3	1	NA
Central States, Southeast and Southwest Areas Pension Plan	366044243-001	12/31	Deep Red	Implemented	6	6	5	No
UFCW Unions and Participating Employer Pension Plan(2)	526117495-001	12/31	Red	Implemented	3	7	4	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	10	13	12	No
UFCW Unions and Employers Pension Plan(4)	396069053-001	10/31	Deep Red	Implemented	1	1	1	No
All Other Multiemployer Pension Plans(3)					2	2	3
Total					$48	$52	$41
(1)    PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)    This multiemployer pension plan is associated with continued and discontinued operations.
(3)    All Other Multiemployer Pension Plans includes 9 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors. As of the fourth quarter of fiscal 2021, the Company withdrew from 2 of these 9 plans. Fiscal 2021 contributions to these plans are included in the total contributions above.
(4)     As of the fourth quarter of fiscal 2021, the Company withdrew from this plan. The plan is still relevant for the table above as contributions were made in fiscal 2021 prior to the withdrawal.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2020
Minneapolis Food Distributing Industry Pension Plan	5/31/2022	1	5/31/2022	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	6/03/2024 - 5/31/2025	4	5/31/2025	37.0%	☐
UFCW Unions and Participating Employer Pension Fund(2)	11/8/2020(3)	2	11/8/2020	66.3%	☒
Western Conference of Teamsters Pension Plan Trust	4/22/2023 - 9/20/2026	13	9/20/2026	32.8%	☐
UFCW Unions and Employers Pension Plan	4/9/2022	1	4/9/2022	100.0%	☒
(1)    Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees represented under the applicable collective bargaining agreements.
(2)    This multiemployer pension plan is associated with continued and discontinued operations.
(3)    This collective bargaining agreement has been extended.

In fiscal 2021, the Company withdrew from participating in three Retail multiemployer pension plans, resulting in a $63 million withdrawal charge, which is recorded within Operating expenses within our Consolidated Statements of Operations, Other long-term liabilities on the Consolidated Balance Sheets and within changes in operating assets and liabilities within Accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. In fiscal 2020, in connection with the Company’s consolidation of distribution centers in the Pacific Northwest, the Company recorded an $11 million multiemployer pension plan withdrawal liability.

Accrued multiemployer pension plan withdrawal liabilities included in Other-long-term liabilities were $110 million and $52 million, in fiscal 2021 and 2020, respectively, for 13 multiemployer plans. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

Multiemployer Benefit Plans Other than Pensions

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

The Company contributed $78 million, $89 million and $73 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of July 31, 2021, we had approximately 28,300 employees. Approximately 11,000 employees are covered by 48 collective bargaining agreements. During fiscal 2021, 20 collective bargaining agreements covering approximately 1,700 employees were renegotiated and 4 collective bargaining agreements covering approximately 1,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2022, 10 collective bargaining agreements covering approximately 3,300 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax Expense (Benefit)

Income before income taxes for fiscal 2021 consists of $175 million from U.S. continuing operations and $8 million from foreign continuing operations. Loss before income taxes for fiscal 2020 consists of $(338) million from U.S. continuing operations and $(4) million from foreign continuing operations. (Loss) income before income taxes for fiscal 2019 consists of $(348) million from U.S. continuing operations and $7 million from foreign continuing operations.

The total provision (benefit) for income taxes included in the Consolidated Statements of Operations consisted of the following:

(in millions)	2021	2020	2019
Continuing operations	$34	$(91)	$(59)
Discontinued operations	(1)	(5)	(3)
Total	$33	$(96)	$(62)

The income tax expense (benefit) in continuing operations was allocated as follows:

(in millions)	2021	2020	2019
Income tax expense (benefit)	$34	$(91)	$(59)
Other comprehensive income	65	(45)	(34)
Total	$99	$(136)	$(93)

Total federal, state, and foreign income tax (benefit) expense in continuing operations consists of the following:

(in millions)	Current	Deferred	Total
Fiscal 2021
U.S. Federal	$30	$(8)	$22
State and Local	7	2	9
Foreign	2	1	3
	$39	$(5)	$34
Fiscal 2020
U.S. Federal	$(23)	$(45)	$(68)
State and Local	1	(24)	(23)
Foreign	2	(2)	—
	$(20)	$(71)	$(91)
Fiscal 2019
U.S. Federal	$11	$(59)	$(48)
State and Local	(11)	(2)	(13)
Foreign	2	—	2
	$2	$(61)	$(59)

Total income tax expense (benefit) in continuing operations was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in millions)	2021	2020	2019
Computed “expected” tax expense	$39	$(72)	$(71)
State and local income tax, net of Federal income tax benefit	10	(19)	(18)
Non-deductible expenses	7	3	6
Tax effect of share-based compensation	(3)	2	—
General business credits	(6)	(2)	(2)
Unrecognized tax benefits	(4)	(8)	(8)
Nondeductible goodwill impairment	—	44	33
Enhanced Inventory Donations	(3)	(2)	(1)
Impacts related to the CARES Act	—	(39)	—
Other, net	(6)	2	2
Total income tax expense (benefit)	$34	$(91)	$(59)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of period	$32	$40	$1
Unrecognized tax benefits added during the period	6	6	—
Unrecognized tax benefits assumed in a business combination	—	—	50
Decreases in unrecognized tax benefits due to statute expiration	(8)	(2)	—
Decreases in unrecognized tax benefits due to settlements	(3)	(12)	(11)
Unrecognized tax benefits at end of period	$27	$32	$40

In addition, the Company has $8 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2021, 2020 and 2019, total accrued interest and penalties was $6 million, $7 million, and $16 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of July 31, 2021, the Company is no longer subject to federal income tax examinations for fiscal years before 2014 and in most states is no longer subject to state income tax examinations for fiscal years before 2008 and 2015 for Supervalu and United Natural Foods, Inc., respectively. Due to the implementation of the CARES Act, NOLs were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $7 million during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2021 and August 1, 2020 are presented below:

(in millions)	July 31, 2021	August 1, 2020
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$—	$—
Compensation and benefits related	54	103
Accounts receivable, principally due to allowances for uncollectible accounts	6	12
Accrued expenses	37	33
Net operating loss carryforwards	16	13
Other tax carryforwards (interest, charitable contributions)	8	7
Foreign tax credits	1	1
Intangible assets	61	67
Lease liabilities	336	339
Interest rate swap agreements	25	37
Other deferred tax assets	6	6
Total gross deferred tax assets	550	618
Less valuation allowance	(8)	(3)
Net deferred tax assets	$542	$615
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$125	$164
Inventories	39	43
Lease right of use assets	321	300
Total deferred tax liabilities	485	507
Net deferred tax assets	$57	$108

Tax Credits and Valuation Allowances

At July 31, 2021, the Company had gross deferred tax assets of approximately $550 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of July 31, 2021, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its state net operating losses and foreign tax credits that, in the Company’ s judgment, are not likely to be realized within the applicable recovery periods.

At July 31, 2021, the Company had net operating loss carryforwards of approximately $2 million for federal income tax purposes that are subject to an annual limitation of approximately $1 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times between fiscal years 2022 and 2027. As of July 31, 2021, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at July 31, 2021 and correspondingly no valuation allowance has been established.

At July 31, 2021, the Company had disallowed charitable contribution carryforwards of approximately $15 million that are available for carryforward over five years. As of July 31, 2021, the Company anticipates sufficient future taxable income to fully utilize the charitable contribution carryovers within the applicable five-year carryforward period and correspondingly, no valuation allowance has been established.

The retained earnings of the Company’s non-U.S. subsidiary were subject to deemed U.S. repatriation and taxation during fiscal 2017 pursuant to the Tax Cuts and Jobs Act, and existing foreign tax credits were utilized to offset the resulting liability. We have established a deferred tax asset for the remaining U.S. foreign tax credits of $1 million. Such credits are offset by a valuation allowance.

Effective Tax Rate

Our effective income tax rate for continuing operations was an expense rate of 18.6% on pre-tax income for fiscal 2021, respectively, and a benefit rate of 26.6% and 17.3% on pre-tax losses for fiscal 2020 and 2019, respectively. The fiscal 2020 effective tax rate was primarily driven by the impact of non-deductible goodwill impairment charges recorded in fiscal 2020, partially offset by the NOL carryback provisions of the CARES Act. For fiscal 2021, the effective tax rate was reduced by solar and employment tax credits, including the tax credit impact of a fiscal 2021 investment in an equity method partnership, the recognition of previously unrecognized tax benefits, excess tax deductions attributable to share-based compensation and inventory deductions, as well as the impact of favorable return-to-provision adjustments.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

(in millions, except per share data)	2021	2020	2019
Basic weighted average shares outstanding	56.1	53.8	51.2
Net effect of dilutive stock awards based upon the treasury stock method	3.9	—	—
Diluted weighted average shares outstanding	60.0	53.8	51.2

Basic earnings (loss) per share:
Continuing operations	$2.55	$(4.76)	$(5.51)
Discontinued operations	$0.10	$(0.34)	$(0.05)
Basic earnings (loss) per share	$2.65	$(5.10)	$(5.56)
Diluted earnings (loss) per share:
Continuing operations	$2.38	$(4.76)	$(5.51)
Discontinued operations	$0.09	$(0.34)	$(0.05)
Diluted earnings (loss) income per share	$2.48	$(5.10)	$(5.56)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.9	3.6	3.4

NOTE 16—BUSINESS SEGMENTS

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

The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce and conventional grocery and non-food products, and providing professional services in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s natural branded product lines, primarily Blue Marble Brands. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business.

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

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to Income (loss) from continuing operations before income taxes:

(in millions)	2021	2020	2019
Net sales:
Wholesale(1)	$25,873	$25,525	$21,551
Retail	2,442	2,375	1,687
Other	219	228	235
Eliminations	(1,584)	(1,569)	(1,132)
Total Net sales	$26,950	$26,559	$22,341
Continuing operations Adjusted EBITDA:
Wholesale	$654	$593	$465
Retail	96	88	35
Other	(9)	(16)	42
Eliminations	1	(2)	(1)
Adjustments:
Net income attributable to noncontrolling interests	6	5	—
Net periodic benefit income, excluding service cost	85	39	35
Interest expense, net	(204)	(192)	(181)
Other, net	8	4	1
Depreciation and amortization	(285)	(282)	(248)
Share-based compensation	(49)	(34)	(40)
Restructuring, acquisition, and integration related expenses	(56)	(87)	(148)
Goodwill impairment charges	—	(425)	(293)
Gain (loss) on sale of assets	4	(18)	1
Multi-employer pension plan withdrawal charges	(63)	—	—
Note receivable charges	—	(13)	—
Inventory fair value adjustment	—	—	(10)
Legal (settlement income) reserve charge	—	(1)	1
Other retail expense	(5)	(1)	—
Income (loss) from continuing operations before income taxes	$183	$(342)	$(341)
Depreciation and amortization:
Wholesale	$252	$267	$228
Retail	29	4	7
Other	4	11	13
Total depreciation and amortization	$285	$282	$248
Payments for capital expenditures:
Wholesale	$285	$160	$207
Retail	25	12	21
Other	—	1	—
Total capital expenditures	$310	$173	$228

(1)As presented in Note 3—Revenue Recognition, for fiscal 2021, 2020 and 2019, the Company recorded $1,381 million, $1,348 million and $958 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. For fiscal 2021, 2020 and 2019, the Company recorded $0 million, $0 million, and $12 million, respectively, within Net sales in its Wholesale reportable segment attributable to discontinued operations inter-company product purchases for certain retail banners it sold with a supply agreement. Refer to Note 3—Revenue Recognition for additional information regarding Wholesale sales to discontinued operations.

Total assets of continuing operations by reportable segment were as follows:

(in millions)	July 31, 2021	August 1, 2020
Assets:
Wholesale	$6,536	$6,589
Retail	566	548
Other	462	498
Eliminations	(43)	(55)
Total assets of continuing operations	$7,521	$7,580

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of July 31, 2021. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to nine years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of July 31, 2021, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $28 million ($25 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of July 31, 2021, a total estimated loss of $1 million is recorded in the Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of July 31, 2021, the Company had approximately $225 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where over 1,800 cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. UNFI is vigorously defending these matters, which it believes are without merit.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act ("FCA"). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020 the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the Relators filed a petition for rehearing.

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law, including wage and hour (including class actions); pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations and other matters; supplier, customer and service provider contract terms and claims including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; product liability claims, including those where the supplier may be insolvent and customers and consumers are seeking recovery against the Company; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of July 31, 2021, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 18—DISCONTINUED OPERATIONS

As discussed further in Note 1—Significant Accounting Policies, in the fourth quarter of fiscal 2021, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four Shoppers retail stores remaining in discontinued operations. As a result, the Company revised its Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. Prior periods presented in the Consolidated Financial Statements have been conformed to the current period presentation. Subsequent to the presentation changes, discontinued operations contain the historical results of stores already disposed of and two remaining Shoppers locations that continue to be classified as operations held for sale as discontinued operations.

In fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020, the Company incurred approximately $31 million in pre-tax aggregate costs and charges related to Shoppers stores that remain within discontinued operations, consisting of $25 million of operating losses, severance costs and transaction costs during the period of wind-down and $6 million of property and equipment impairment charges related to impairment reviews.

In fiscal 2019, the Company closed three of its eight Shop ‘n Save East stores and sold the remaining five Shop ‘n Save East stores to GIANT Food Store, LLC, and did not incur a gain or loss on the sale of this disposal group. The Company closed the remaining Shop ‘n Save St. Louis retail stores and the distribution center that were not sold prior to the Supervalu acquisition date.

In fiscal 2019, the Company completed the sale of seven of its eight Hornbacher's locations, as well as a Hornbacher’s store that was previously being developed in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Company did not incur a gain or loss on the sale of this disposal group. The Hornbacher’s store in Grand Forks, North Dakota was not included in the sale to Coborn’s and has closed pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations. In addition, the Company sold the pharmacy prescription files and inventory of all Shoppers stores.

Operating results of discontinued operations are summarized below:

(in millions)	2021	2020	2019(1) (41 weeks)
Net sales	$42	$184	$407
Cost of sales	28	131	290
Gross profit	14	53	117
Operating expenses	9	43	98
Restructuring expenses and charges	—	33	25
Operating income (loss)	5	(23)	(6)
Other (income) expense, net	—	—	—
Income (loss) from discontinued operations before income taxes	5	(23)	(6)
Benefit for income taxes	(1)	(5)	(3)
Income (loss) from discontinued operations, net of tax	$6	$(18)	$(3)
(1)    These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to August 3, 2019.

The Company recorded $0 million, $0 million and $12 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in fiscal 2021, 2020 and 2019, respectively, related to retail disposal groups, which were sold with a supply agreement and were classified within discontinued operations prior to their disposal. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $22 million, $97 million and $201 million in fiscal 2021, 2020 and 2019, respectively.

The following table summarizes the carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Consolidated Balance Sheets:

(in millions)	July 31, 2021	August 1, 2020
Current assets
Inventories, net	$2	$3
Total current assets of discontinued operations	2	3
Long-term assets
Property and equipment	1	3
Other long-term assets	1	1
Total long-term assets of discontinued operations	2	4
Total assets of discontinued operations	$4	$7

Current liabilities
Accounts payable	$2	$3
Accrued compensation and benefits	2	3
Other current liabilities	—	4
Total current liabilities of discontinued operations	4	10
Long-term liabilities
Other long-term liabilities	—	2
Total liabilities of discontinued operations	4	12
Net liabilities of discontinued operations	$—	$(5)

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of July 31, 2021, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of July 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on January 11, 2022 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Committees of the Board of Directors,” “Nomination of Directors,” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

We have adopted a code of conduct and ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 11840 Valley View Road, Eden Prairie, MN 55344, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Compensation Risk,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the captions “Fees Paid to KPMG LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services,” and is incorporated herein by this reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)2.	Financial Statement Schedules:
All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.
(a)3.&(b)	Exhibits:

Exhibit No.	Description
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

10.1**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 21, 2010 (File No. 001-15723)).
10.2**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 001-15723)).

10.3**
United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 18, 2012 (File No. 001-15723)) (the “2012 Equity Plan”).

10.4**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 001-15723)).

10.5**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 001-15723)).

10.6**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 16, 2015 (File No. 001-15723)) (the “A&R 2012 Equity Plan”).

10.7**	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 001-15723)).
10.8+
Agreement for the Distribution of Products between the Registrant and Whole Foods Market Distribution, Inc., effective September 28, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 001-15723)).

10.9
First Amendment to Agreement for Distribution of Products, dated as of March 3, 2021, by and among the Registrant and Whole Foods Market Distribution, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 4, 2021 (File No. 001-15723)).

Exhibit No.	Description
10.10**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee pursuant to the A&R 2012 Equity Plan. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2017 (File No. 001-15723)).

10.11 +
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

10.12
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

10.13
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

10.14
Third Amendment to Loan Agreement, dated August 14, 2020, by and among the Registrant and United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch), and the other parties thereto (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended August 1, 2020, filed on September 29, 2020 (File No. 001-15723)).

10.15
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018 (File No. 001-15723)).

10.16
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.17**
Amended and Restated Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.18**
Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.19**
Second Amendment to Amended and Restated Employment Agreement, dated as of March 9, 2021, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.20**
Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Sean F. Griffin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.21**
Amendment to Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Sean F. Griffin (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.22**	Form of Amended and Restated Severance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 29, 2019 (File No. 001-15723)).
10.23**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).
10.24**
Terms and Conditions of Grant of Restricted Share Units pursuant to the Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).

10.25**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018 (File No. 001-15723)).
10.26
Indenture, dated October 22, 2020, among the Registrant, its subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020 (File No. 001-15723)).

10.27**
Change of Control Severance Agreement, dated as of November 30, 2015, by and among SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.28**
Transition Agreement, dated as of October 22, 2018, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

Exhibit No.	Description
10.29**
First Amendment to Transition Agreement, dated as of March 27, 2019, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.30**
Second Amendment to Transition Agreement, dated as of May 12, 2020, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.31**
Third Amendment to Transition Agreement, dated as of March 9, 2021, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.32**
Retention Agreement, dated as of March 8, 2021, by and between the Registrant and Christopher Testa (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).

10.33**
Offer Letter, dated July 22, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2021 (File No. 001-15723)).

10.34* **	CEO Severance Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas
10.35* **	CEO Change in Control Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas
10.36* **	CEO Indemnification Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas
10.37**	Annual Incentive Plan, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 (File No. 001-15723)).
10.38**
Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (File No. 001-15723)).

10.39*
Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (File No. 001-15723)).

10.40**
Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (File No. 001-15723)).

10.41**	Form of Inducement RSU Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021 (File No. 001-15723)).
10.42**
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
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021, filed with the SEC on September 28, 2021, formatted in Inline XBRL (included in Exhibit 101).
* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ JOHN W. HOWARD
John W. Howard Chief Financial Officer (Principal Financial Officer)
Dated: September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer)	September 28, 2021
J. Alexander Miller Douglas
/s/ JOHN W. HOWARD	Chief Financial Officer (Principal Financial Officer)	September 28, 2021
John W. Howard
/s/ R. ERIC ESPER	Chief Accounting Officer (Principal Accounting Officer)	September 28, 2021
R. Eric Esper
/s/ JACK L. STAHL	Chairman	September 28, 2021
Jack L. Stahl
/s/ ERIC F. ARTZ	Director	September 28, 2021
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 28, 2021
Ann Torre Bates
/s/ GLORIA R. BOYLAND	Director	September 28, 2021
Gloria R. Boyland
/s/ DENISE M. CLARK	Director	September 28, 2021
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	September 28, 2021
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 28, 2021
Michael S. Funk
/s/ JAMES L. MUEHLBAUER	Director	September 28, 2021
James L. Muehlbauer
/s/ PETER A. ROY	Director	September 28, 2021
Peter A. Roy