Form 10-Q
period 2021-10-30
UNITED NATURAL FOODS INC
filed 2021-12-08
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 3, 2021 there were 58,085,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par amounts)

	October 30, 2021	July 31, 2021
ASSETS
Cash and cash equivalents	$46	$41
Accounts receivable, net	1,249	1,103
Inventories, net	2,537	2,247
Prepaid expenses and other current assets	187	157
Current assets of discontinued operations	—	2
Total current assets	4,019	3,550
Property and equipment, net	1,769	1,784
Operating lease assets	1,095	1,064
Goodwill	20	20
Intangible assets, net	873	891
Deferred income taxes	49	57
Other long-term assets	174	157
Long-term assets of discontinued operations	—	2
Total assets	$7,999	$7,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,896	$1,644
Accrued expenses and other current liabilities	326	341
Accrued compensation and benefits	206	243
Current portion of operating lease liabilities	142	135
Current portion of long-term debt and finance lease liabilities	121	120
Current liabilities of discontinued operations	—	4
Total current liabilities	2,691	2,487
Long-term debt	2,376	2,175
Long-term operating lease liabilities	988	962
Long-term finance lease liabilities	32	35
Pension and other postretirement benefit obligations	51	53
Other long-term liabilities	274	299
Total liabilities	6,412	6,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 58.7 shares issued and 58.1 shares outstanding at October 30, 2021; 57.0 shares issued and 56.4 shares outstanding at July 31, 2021	1	1
Additional paid-in capital	582	599
Treasury stock at cost	(24)	(24)
Accumulated other comprehensive loss	(24)	(39)
Retained earnings	1,054	978
Total United Natural Foods, Inc. stockholders’ equity	1,589	1,515
Noncontrolling interests	(2)	(1)
Total stockholders’ equity	1,587	1,514
Total liabilities and stockholders’ equity	$7,999	$7,525

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended
	October 30, 2021	October 31, 2020
Net sales	$6,997	$6,684
Cost of sales	5,955	5,714
Gross profit	1,042	970
Operating expenses	932	904
Restructuring, acquisition and integration related expenses	3	16
Operating income	107	50
Net periodic benefit income, excluding service cost	(10)	(17)
Interest expense, net	40	69
Other, net	1	(1)
Income (loss) from continuing operations before income taxes	76	(1)
Benefit for income taxes	(1)	(1)
Net income from continuing operations	77	—
Income from discontinued operations, net of tax	—	—
Net income including noncontrolling interests	77	—
Less net income attributable to noncontrolling interests	(1)	(1)
Net income (loss) attributable to United Natural Foods, Inc.	$76	$(1)

Basic earnings (loss) per share:
Continuing operations	$1.34	$(0.03)
Discontinued operations	$—	$0.01
Basic earnings (loss) per share	$1.34	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$1.25	$(0.03)
Discontinued operations	$—	$0.01
Diluted earnings (loss) per share	$1.25	$(0.02)
Weighted average shares outstanding:
Basic	57.0	55.2
Diluted	61.1	55.2

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended
	October 30, 2021	October 31, 2020
Net income including noncontrolling interests	$77	$—
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations, net of tax	1	—
Recognition of interest rate swap cash flow hedges, net of tax(1)	13	12
Foreign currency translation adjustments	—	—
Recognition of other cash flow derivatives, net of tax	1	—
Total other comprehensive income	15	12
Less comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to United Natural Foods, Inc.	$91	$11

(1)Amounts are net of tax expense of $4 million for the first quarters of fiscal 2022 and fiscal 2021.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended October 30, 2021 and October 31, 2020
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.7	—	—	—	(33)	—	—	(33)	—	(33)
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Proceeds from issuance of common stock, net	—	—	—	—	5	—	—	5	—	5
Net income	—	—	—	—	—	—	76	76	1	77
Balances at October 30, 2021	58.7	$1	0.6	$(24)	$582	$(24)	$1,054	$1,589	$(2)	$1,587

Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.4	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Other comprehensive income	—	—	—	—	—	12	—	12	—	12
Net (loss) income	—	—	—	—	—	—	(1)	(1)	1	—
Balances at October 31, 2020	56.7	$1	0.6	$(24)	$572	$(227)	$828	$1,150	$(2)	$1,148

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$77	$—
Income from discontinued operations, net of tax	—	—
Net income from continuing operations	77	—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	69	77
Share-based compensation	11	12
Closed property and other restructuring charges	1	—
Net pension and other postretirement benefit income	(10)	(17)
Deferred income tax benefit	—	2
LIFO charge	11	7
Provision for losses on receivables	1	—
Non-cash interest expense and other adjustments	5	28
Changes in operating assets and liabilities	(246)	(164)
Net cash used in operating activities of continuing operations	(81)	(55)
Net cash used in operating activities of discontinued operations	—	(3)
Net cash used in operating activities	(81)	(58)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(56)	(41)
Proceeds from dispositions of assets	1	4
Payments for investments	(26)	—
Net cash used in investing activities of continuing operations	(81)	(37)
Net cash provided by investing activities of discontinued operations	—	2
Net cash used in investing activities	(81)	(35)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	500
Proceeds from borrowings under revolving credit line	1,238	1,569
Repayments of borrowings under revolving credit line	(1,028)	(1,339)
Repayments of long-term debt and finance leases	(13)	(614)
Proceeds from the issuance of common stock and exercise of stock options	5	—
Payment of employee restricted stock tax withholdings	(33)	(9)
Payments for debt issuance costs	—	(11)
Distributions to noncontrolling interests	(2)	—
Repayments of other loans	—	(1)
Net cash provided by financing activities	167	95
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	5	2
Cash and cash equivalents, at beginning of period	41	47
Cash and cash equivalents, at end of period	$46	$49
Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$44
Cash (refunds) payments for federal, state, and foreign income taxes, net	$(1)	$6
Leased assets obtained in exchange for new operating lease liabilities	$71	$71
Additions of property and equipment included in Accounts payable	$17	$21
 See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, “UNFI”, or “our”) is a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarters of fiscal 2022 and 2021 relate to the 13-week fiscal quarters ended October 30, 2021 and October 31, 2020, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated in these Condensed Consolidated Financial Statements, references to the Condensed Consolidated Statements of Operations, the Condensed Consolidated Balance Sheets and the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Annual Report.

Discontinued Operations

In the fourth quarter of fiscal 2021, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four stores that were previously included within discontinued operations. As a result, the Company revised its Condensed Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. The prior period presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation. The remaining two stores included in discontinued operations were sold subsequent to the end of the first quarter of fiscal 2022.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of October 30, 2021 and July 31, 2021, the Company had net book overdrafts of $280 million and $268 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or market before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $78 million and $67 million at October 30, 2021 and July 31, 2021, respectively.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to Topic 740’s general principles. The amendments also improve consistency in and simplify its application. The Company adopted this standard in the first quarter of fiscal 2022. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The temporary guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. In fiscal 2020, the Company elected the initial expedient to assert probability of its hedged interest rate transactions and is currently evaluating the impact the remaining elements of the standard will have on the future cessation of LIBOR rates applicable to the Company.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenues

The Company records revenue to five customer channels within Net sales, which are described below:

•Chains, which consists of customer accounts that typically have more than 10 operating stores and excludes stores included within the Supernatural and Other channels defined below;
•Independent retailers, which includes smaller size accounts, including single store and multiple store locations, and group purchasing entities that are not classified within Chains above or Other discussed below;
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

	Net Sales for the 13-Week Period Ended
(in millions)	October 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,082	$—	$—	$—	$3,082
Independent retailers	1,750	—	—	—	1,750
Supernatural	1,378	—	—	—	1,378
Retail	—	602	—	—	602
Other	524	—	56	—	580
Eliminations	—	—	—	(395)	(395)
Total	$6,734	$602	$56	$(395)	$6,997

	Net Sales for the 13-Week Period Ended
(in millions)	October 31, 2020
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,027	$—	$—	$—	$3,027
Independent retailers	1,672	—	—	—	1,672
Supernatural	1,214	—	—	—	1,214
Retail	—	606	—	—	606
Other	525	—	56	—	581
Eliminations	—	—	—	(416)	(416)
Total	$6,438	$606	$56	$(416)	$6,684
(1)Eliminations primarily includes the net sales elimination of Wholesale’s sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the United States and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	October 30, 2021	July 31, 2021
Customer accounts receivable	$1,264	$1,115
Allowance for uncollectible receivables	(30)	(28)
Other receivables, net	15	16
Accounts receivable, net	$1,249	$1,103

Notes receivable, net, included within Prepaid expenses and other current assets	$6	$7
Long-term notes receivable, net, included within Other long-term assets	$15	$15

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020
Restructuring and integration costs	$3	$15
Closed property charges and costs	—	1
Total	$3	$16

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 31, 2021	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of October 30, 2021	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 31, 2021 and October 30, 2021.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 31, 2021 and October 30, 2021.

Identifiable intangible assets, net consisted of the following:

	October 30, 2021			July 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$249	$758	$1,007	$234	$773
Pharmacy prescription files	33	14	19	33	13	20
Operating lease intangibles	7	5	2	7	4	3
Trademarks and tradenames	84	46	38	84	45	39
Total amortizing intangible assets	1,131	314	817	1,131	296	835
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,187	$314	$873	$1,187	$296	$891

Amortization expense was $18 million and $23 million for the first quarters of fiscal 2022 and 2021, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of October 30, 2021 is as follows:

Fiscal Year:	(in millions)
Remaining fiscal 2022	$54
2023	72
2024	72
2025	70
2026	66
Thereafter	483
$817

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at October 30, 2021
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$1	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$28	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$28	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 31, 2021
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$33	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$42	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of October 30, 2021, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $27 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $28 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	October 30, 2021		July 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$27	$24	$29	$26
Long-term debt, including current portion	$2,390	$2,480	$2,188	$2,278

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of October 30, 2021. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of October 30, 2021, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$32	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50	2.5558%	One-Month LIBOR	Monthly
		$1,232
(1)The swap contract has an amortizing notional principal amount which is reduced by $1 million on a quarterly basis.
(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In the first quarter of fiscal 2021, in conjunction with the $500 million fixed rate senior unsecured notes offering described below in Note 8—Long-Term Debt, the Company paid $11 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504 million and certain forward starting interest rate swaps with a notional amount of $450 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap terminations and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses that existed as of the early termination or novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive loss and into Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination or novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	October 30, 2021	October 31, 2020
(in millions)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$40	$69
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(11)	$(12)

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at October 30, 2021	Fiscal Maturity Year	October 30, 2021	July 31, 2021
Term Loan Facility	3.59%	2026	$994	$1,002
ABL Credit Facility	1.46%	2024	910	701
Senior Notes	6.75%	2029	500	500
Other secured loans	5.15%	2024-2025	34	37
Debt issuance costs, net			(32)	(35)
Original issue discount on debt			(16)	(17)
Long-term debt, including current portion			2,390	2,188
Less: current portion of long-term debt			(14)	(13)
Long-term debt			$2,376	$2,175

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility (defined below) or the Term Loan Facility (defined below).

ABL Credit Facility

The ABL Loan Agreement by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders, and the other parties thereto, provides for a secured asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050 million is available to the U.S. Borrowers and (ii) $50 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $300 million sublimit of availability for letters of credit of which there is a further $25 million sublimit for the Canadian Borrower. Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $600 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions)(1):	October 30, 2021	July 31, 2021
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,538	$2,297
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,151	$1,041
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy prescription files, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets. Refer to Note 5—Goodwill and Intangible Assets, Net for additional information.

As of October 30, 2021, the U.S. Borrowers’ Borrowing Base, net of $193 million of reserves, was $2,311 million, which is above the $2,050 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of October 30, 2021, the Canadian Borrower’s Borrowing Base, net of $6 million of reserves, was $44 million, which is below the $50 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,094 million for ABL Loans and letters of credit under the ABL Credit Facility. As of October 30, 2021, the U.S. Borrowers had $910 million of ABL Loans and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $7 million and are included in Long-term debt on the Condensed Consolidated Balance Sheets. As of October 30, 2021, the U.S. Borrowers had $118 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,066 million as of October 30, 2021.

ABL availability (in millions):	October 30, 2021
Total availability for ABL Loans and letters of credit	$2,094
ABL Loans	$910
Letters of credit	$118
Unused credit	$1,066

The applicable interest rates, letter of credit fees and unutilized commitment fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	October 30, 2021
U.S. and Canadian Borrowers’ applicable margin for base rate loans	—% - 0.50%	0.25%
U.S. and Canadian Borrowers’ applicable margin for LIBOR and BA loans(1)	1.00% - 1.50%	1.25%
Unutilized commitment fees	0.25% - 0.375%	0.25%
Letter of credit fees	1.125% - 1.625%	1.375%
(1) The U.S. Borrowers utilize LIBOR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

The ABL Loan Agreement contains provisions for the transition to an alternative rate of interest in the event that LIBOR is no longer available.

Term Loan Facility

The Term Loan Agreement, by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders, Credit Suisse, as administrative agent for the Lenders, and the other parties thereto, provides for senior secured first lien term loans in an aggregate principal amount of $1,800 million in a seven-year tranche (the “Term Loan Facility”). The loans under the Term Loan Facility will be payable in full on October 22, 2025.

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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of October 30, 2021 and July 31, 2021, there was $672 million and $676 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022. The potential amount of prepayment from Excess Cash Flow in fiscal 2022 that may be required in fiscal 2023 is not reasonably estimable as of October 30, 2021.

As of October 30, 2021, the Company had borrowings of $994 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $17 million and an original issue discount on debt of $16 million. As of October 30, 2021, no amount of the Term Loan Facility was classified as current.

As of October 30, 2021, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.50% or (ii) a LIBOR rate plus a margin of 3.50%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

Subsequent to the end of the first quarter of fiscal 2022, on November 10, 2021, the Company entered into an amendment (the “Second Term Loan Amendment”) amending the Term Loan Agreement. The amendment provides for (i) the reduction of the applicable margin for LIBOR loans from 3.50% to 3.25% and the applicable margin for base rate loans from 2.50% to 2.25%, and (ii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility. In conjunction with the Second Term Loan Amendment, the Company made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that reduces its interest costs. This prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, which would be due in fiscal 2023. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which will be recorded within Interest expense, net in the second quarter of fiscal 2022.

NOTE 9—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2022 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income before reclassifications	1	—	—	5	6
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	—	—	—	8	8
Net current period Other comprehensive income	1	1	—	13	15
Accumulated other comprehensive income (loss) at October 30, 2021	$1	$38	$(16)	$(47)	$(24)

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2021 are as follows:

(in millions)	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	—	—	3	3
Amortization of cash flow hedges	—	—	9	9
Net current period Other comprehensive income	—	—	12	12
Accumulated other comprehensive loss at October 31, 2020	$(116)	$(21)	$(90)	$(227)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	October 30, 2021	October 31, 2020
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$—	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	Benefit for income taxes
Total reclassifications, net of tax	$1	$—

Swap agreements:
Reclassification of cash flow hedges	$11	$12	Interest expense, net
Income tax benefit	(3)	(3)	Benefit for income taxes
Total reclassifications, net of tax	$8	$9
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of October 30, 2021, the Company expects to reclassify $35 million related to unrealized derivative losses out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In the first quarter of fiscal 2022, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.1 million shares. As of October 30, 2021, there were 2.8 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net Periodic Benefit (Income) Cost
Interest cost	$10	$9	$—	$—
Expected return on plan assets	(21)	(26)	—	—
Amortization of prior service credit	—	—	1	—
Net periodic benefit (income) cost	$(11)	$(17)	$1	$—

Contributions to benefit plans	$—	$—	$(1)	$(1)
Pension Contributions

No minimum pension contributions are required to be made under either the SUPERVALU INC. Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2022. The Company expects to contribute approximately $2 million and $3 million, respectively, to its other non-qualified pension plans and postretirement benefit plans in fiscal 2022.

Multiemployer Pension Plans

The Company contributed $11 million and $12 million in the first quarters of fiscal 2022 and 2021, respectively, to continuing and discontinued operations multiemployer pension plans.

NOTE 12—INCOME TAXES

The effective tax rate for the first quarter of fiscal 2022 was a benefit of 1.3% on pre-tax income, primarily driven by discrete tax benefits from employee stock award vestings and the release of uncertain tax positions that occurred in the quarter.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	13-Week Period Ended
(in millions, except per share data)	October 30, 2021	October 31, 2020
Basic weighted average shares outstanding	57.0	55.2
Net effect of dilutive stock awards based upon the treasury stock method	4.1	—
Diluted weighted average shares outstanding	61.1	55.2

Basic earnings (loss) per share:
Continuing operations	$1.34	$(0.03)
Discontinued operations	$—	$0.01
Basic earnings (loss) per share	$1.34	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$1.25	$(0.03)
Discontinued operations(1)	$—	$0.01
Diluted earnings (loss) per share	$1.25	$(0.02)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.9	5.2
(1)The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards based on the treasury stock method of approximately 3.9 million shares for the first quarter of fiscal 2021.

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

The following table provides continuing operations Net sales and Adjusted EBITDA by reportable segment and reconciles that information to Income (loss) from continuing operations before income taxes:

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020
Net sales:
Wholesale(1)	$6,734	$6,438
Retail	602	606
Other	56	56
Eliminations	(395)	(416)
Total Net sales	$6,997	$6,684
Continuing Operations Adjusted EBITDA:
Wholesale	$164	$123
Retail	22	25
Other	4	4
Eliminations	(1)	6
Adjustments:
Net income attributable to noncontrolling interests	1	1
Net periodic benefit income, excluding service cost	10	17
Interest expense, net	(40)	(69)
Other, net	(1)	1
Depreciation and amortization	(69)	(77)
Share-based compensation	(11)	(14)
Restructuring, acquisition and integration related expenses	(3)	(16)
Other retail expense	—	(2)
Income (loss) from continuing operations before income taxes	$76	$(1)
Depreciation and amortization:
Wholesale	$61	$68
Retail	7	7
Other	1	2
Total depreciation and amortization	$69	$77
Payments for capital expenditures:
Wholesale	$52	$38
Retail	4	3
Other	—	—
Total capital expenditures	$56	$41
(1)As presented in Note 3—Revenue Recognition, for the first quarters of fiscal 2022 and 2021, the Company recorded $339 million and $365 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation. Refer to Note 3—Revenue Recognition for additional information regarding Wholesale sales to discontinued operations.

Total assets of continuing operations by reportable segment were as follows:

(in millions)	October 30, 2021	July 31, 2021
Assets:
Wholesale	$7,006	$6,536
Retail	589	566
Other	451	462
Eliminations	(47)	(43)
Total assets of continuing operations	$7,999	$7,521

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 30, 2021. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to nine years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of October 30, 2021, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $27 million ($23 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of October 30, 2021, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot with various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Company expects that services provided under the Services Agreement will wind down in 2022. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of October 30, 2021, the Company had approximately $243 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court and on March 22, 2021 plaintiffs’ filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss which will be refiled in state court. The Company believes these claims are without merit and intends to vigorously defend this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020 the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the Relators filed a petition for rehearing and defendants filed a response on November 9, 2021. On December 3, 2021, the 7th Circuit denied the petition for rehearing.

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution, such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law, including wage and hour (including class actions); pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations and other matters; supplier, customer and service provider contract terms and claims, including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; product liability claims, including those where the supplier may be insolvent and customers or consumers are seeking recovery against the Company; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of October 30, 2021, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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
•increased competition in our industry, including as a result of continuing consolidation of retailers and the growth of chains;
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

You should carefully review the risks described under “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2021 (the “Annual Report”) as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” and the information in the Annual Report.

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer nearly 300,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all fifty states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities with independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We introduced our Fuel the Future strategy with the mission of making our customers stronger, our supply chain better and our food solutions more inspired. Fuel the Future is composed of six strategic pillars, which are detailed in “Part I. Item 1. Business” of our Annual Report. Collectively, the actions and plans behind each pillar are meant to capitalize on our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet, the positioning of our retail operations, and our focus on delivering returns for our shareholders.

We also introduced our ValuePath initiative early in fiscal 2021, pursuant to which we plan to improve operating performance through various initiatives to be implemented through the end of fiscal 2023. We intend to re-invest a portion of these operating savings in the business to drive market share gains, accelerate innovation, invest in automation and maintain competitive wage scales for our frontline workers.

We will continue to use free cash flow to reduce outstanding debt and are committed to improving our financial leverage.

Growth Drivers

We believe our Fuel the Future strategy will further accelerate our growth through increasing sales of products and services, providing tailored, data-driven solutions to help our existing customers run their business more efficiently and contributing to new customer acquisitions. We believe the key drivers for growth through new customers will come from the benefits of our significant scale, product and service offerings, and nationwide footprint, which we believe were demonstrated by the following recent developments in our relationships with certain large customers.

We have recently begun delivering product to Key Food Stores co-operative, Inc. (“Key Food”), a Co-Operative of over 300 grocery stores, after being selected as Key Food’s primary wholesaler. Our supply agreement with Key Food has a term of 10 years with expected sales over that period of approximately $10 billion.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 27, 2027.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, and changes in the food distribution market structure and changes in trends in consumer behavior. We expect that food-at-home expenditures as a percentage of total food expenditures will remain elevated in the near term compared to levels prior to the COVID-19 pandemic, which we refer to as the pandemic. We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our Community Marketplace, an online marketplace connecting suppliers and retailers, and EasyOptions, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey eCommerce platform.

Recently-enacted federal orders require certain employers, including us, to implement a vaccine mandate for employees or require periodic testing for employees who are not vaccinated. On November 4, 2021, the Occupational Safety and Health Administration issued its related regulations for covered employers, including us, which set a January 4, 2022 deadline for compliance, which has subsequently been challenged in the courts and is currently stayed. Such vaccine mandates could result in disruptions to our current and potential future workforce and our vendors’ ability to deliver product and/or maintain pricing, and could impact our ability to supply products to our customers. We are currently evaluating methods of compliance with the mandates, and those efforts could result in increased costs and/or turnover in our workforce.

The future impact of the pandemic on our results from changes in the pandemic is uncertain and dependent upon future developments, including any resurgence of infection rates and new variants with higher transmissibility, any economic downturn, actions taken by governmental authorities and other third parties in response to the pandemic such as social distancing orders, vaccine mandates or companies’ remote work policies, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations. Considerable uncertainty remains regarding the future impact of the pandemic on our business.

We are experiencing a tighter operating labor market for our warehouse and driver associates, which has caused additional reliance on and higher costs from third-party resources, and incremental hiring and wage costs. We believe this operating environment has been impacted by labor force availability and the pandemic. We are working to implement actions to fill open roles and maintain existing and future employment levels.

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

Distribution Center Network

Network Optimization and Construction

To support our continued growth within southern California, we began operating a newly leased facility in Riverside, CA with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market. On February 24, 2020, we executed a purchase option with a delayed purchase provision to acquire the real property of this distribution center for approximately $152 million. We entered into an agreement to monetize the real property of this location through a sale-leaseback transaction, which is contingent upon the acquisition of the facility that we expect will occur in the first half of calendar 2022.

In the first quarter of fiscal 2022, we started shipping from our Allentown, PA distribution center with a capacity of 1.3 million square feet that is being utilized to service customers in that geographical area. We incurred and expect to continue to incur initial start-up costs and operating losses in fiscal 2022 as the volume in this facility ramps up to match its expected full operating capacity.

We continue to evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Retail Operations

We currently operate 74 continuing operations Retail grocery stores, including 53 Cub Foods corporate stores and 21 Shoppers Food Warehouse stores. In addition, we supply another 27 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

In the fourth quarter of fiscal 2021, we determined that the Company no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four stores that were previously included within discontinued operations. As a result, we revised the Condensed Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. The prior period presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation. The remaining two stores in discontinued operations were sold subsequent to the end of the first quarter of fiscal 2022.

Impact of Inflation

We experienced a mix of inflation across product categories during the first quarter of fiscal 2022. In the aggregate across our businesses, including the mix of products, management estimates our business experienced cost inflation of approximately four percent in the first quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Composition of Condensed Consolidated Statements of Operations and Business Performance Assessment

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

Operating expenses

Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. These expenses include warehousing, delivery, purchasing, receiving, selecting and outbound transportation expenses.

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

Net periodic benefit income, excluding service cost

Net periodic benefit income, excluding service cost reflects the recognition of expected returns on benefit plan assets and interest costs on plan liabilities.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less net income attributable to noncontrolling interests, plus non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, (Gain) loss on sale of assets, certain legal charges and gains, certain other non-cash charges or other items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above. The changes to the definition of Adjusted EBITDA from prior periods reflect changes to line item references in our Condensed Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the prior-period presentation of two discontinued operations stores moved to continuing operations as discussed in Note 1—Significant Accounting Policies within Part II, Item 8 of the Annual Report.

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020	Change
Net sales	$6,997	$6,684	$313
Cost of sales	5,955	5,714	241
Gross profit	1,042	970	72
Operating expenses	932	904	28
Restructuring, acquisition and integration related expenses	3	16	(13)
Operating income	107	50	57
Net periodic benefit income, excluding service cost	(10)	(17)	7
Interest expense, net	40	69	(29)
Other, net	1	(1)	2
Income (loss) from continuing operations before income taxes	76	(1)	77
Benefit for income taxes	(1)	(1)	—
Net income from continuing operations	77	—	77
Income from discontinued operations, net of tax	—	—	—
Net income including noncontrolling interests	77	—	77
Less net income attributable to noncontrolling interests	(1)	(1)	—
Net income (loss) attributable to United Natural Foods, Inc.	$76	$(1)	$77

Adjusted EBITDA	$189	$159	$30

The following table reconciles Adjusted EBITDA to Net income from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020
Net income from continuing operations	$77	$—
Adjustments to continuing operations net income:
Less net income attributable to noncontrolling interests	(1)	(1)
Net periodic benefit income, excluding service cost	(10)	(17)
Interest expense, net	40	69
Other, net	1	(1)
Benefit for income taxes	(1)	(1)
Depreciation and amortization	69	77
Share-based compensation	11	14
Restructuring, acquisition and integration related expenses(1)	3	16
Other retail expense(2)	—	2
Adjusted EBITDA of continuing operations	189	158
Adjusted EBITDA of discontinued operations(3)	—	1
Adjusted EBITDA	$189	$159

Income from discontinued operations, net of tax	$—	$—
Adjustments to discontinued operations net income:
Provision for income taxes	—	1
Adjusted EBITDA of discontinued operations	$—	$1
(1)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation following the Supervalu acquisition. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Reflects expenses associated with event-specific damages to certain retail stores.
(3)The last two remaining retail stores of discontinued operations were sold subsequent to the end of the first quarter of fiscal 2022.

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel were as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)
Customer Channel(1)	October 30, 2021	October 31, 2020	$	%
Chains	$3,082	$3,027	$55	1.8%
Independent retailers	1,750	1,672	78	4.7%
Supernatural	1,378	1,214	164	13.5%
Retail	602	606	(4)	(0.7)%
Other	580	581	(1)	(0.2)%
Eliminations	(395)	(416)	21	(5.0)%
Total net sales	$6,997	$6,684	$313	4.7%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Our net sales for the first quarter of fiscal 2022 increased approximately 4.7% from the first quarter of fiscal 2021. The increase in net sales was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross selling, partially offset by supply chain challenges and expected modest market contraction.

Chains net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs.

Independent retailers net sales increased primarily due to the beginning of a new supply agreement with a new customer for East Coast locations in the first quarter of fiscal 2022 and growth in sales to existing customers.

Supernatural net sales increased primarily due to growth in existing store sales, including the supply of new product categories previously impacted by the pandemic, such as bulk and ingredients used for prepared foods, and increased sales to new stores. Net sales within our Supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Retail net sales decreased primarily due to a 1.0% decrease in identical store sales from lower transaction counts as a result of cycling strong sales in the first quarter of 2021. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores.

Cost of Sales and Gross Profit

Our gross profit increased $72 million, or 7.4%, to $1,042 million for the first quarter of fiscal 2022, from $970 million for the first quarter of fiscal 2021. Our gross profit as a percentage of net sales increased to 14.89% for the first quarter of fiscal 2022 compared to 14.51% for the first quarter of fiscal 2021. The increase in gross profit rate was primarily driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s ValuePath initiative. Retail gross margin rate declined modestly compared to last year.

Operating Expenses

Operating expenses increased $28 million, or 3.1%, to $932 million, or 13.32% of net sales, for the first quarter of fiscal 2022 compared to $904 million, or 13.52% of net sales, for the first quarter of fiscal 2021. The decrease in operating expenses as a percent of net sales was due to leveraging fixed operating and administrative expenses and lower year-over-year distribution center start-up and consolidation costs, partially offset by higher transportation expenses, the temporary, voluntary closure of a distribution center and the investment in distribution center labor to better support our customers.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $3 million for the first quarter of fiscal 2022. Expenses for the first quarter of fiscal 2021 were $16 million, which included $15 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value-creation post-acquisition and $1 million of closed property charges and costs.

Operating Income

Reflecting the factors described above, operating income increased $57 million to $107 million for the first quarter of fiscal 2022, compared to $50 million for the first quarter of fiscal 2021. The operating income increase was primarily driven by an increase in gross profit in excess of an increase in operating expenses as described above.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $7 million to $10 million for the first quarter of fiscal 2022, from $17 million for the first quarter of fiscal 2021. The decrease in Net periodic benefit income, excluding service cost was primarily driven by lower expected rates of return on plan assets.

Interest Expense, Net

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020
Interest expense on long-term debt, net of capitalized interest	$33	$37
Interest expense on finance lease obligations	4	5
Amortization of financing costs and discounts	3	4
Loss on debt extinguishment	—	24
Interest income	—	(1)
Interest expense, net	$40	$69

The decrease in interest expense on long-term debt, net of capitalized interest, in the first quarter of fiscal 2022 compared to fiscal 2021 was primarily driven by lower outstanding debt balances.

The decrease in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made and expensed financing costs related to the First Term Loan Amendment in the first quarter of fiscal 2021. Refer to Note 8—Long-Term Debt for further information.

Benefit for Income Taxes

The effective tax rate for the first quarter of fiscal 2022 was a benefit of 1.3% on pre-tax income, primarily driven by discrete tax benefits from employee stock award vestings and the release of uncertain tax positions that occurred in the quarter.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $76 million, or $1.25 per diluted common share, for the first quarter of fiscal 2022, compared to a net loss of $1 million, or $0.02 per diluted common share, for the first quarter of fiscal 2021.

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

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020	Change
Net sales:
Wholesale	$6,734	$6,438	$296
Retail	602	606	(4)
Other	56	56	—
Eliminations	(395)	(416)	21
Total Net sales	$6,997	$6,684	$313
Continuing operations Adjusted EBITDA:
Wholesale	$164	$123	$41
Retail	22	25	(3)
Other	4	4	—
Eliminations	(1)	6	(7)
Total continuing operations Adjusted EBITDA	$189	$158	$31

Net Sales

Wholesale’s net sales increased primarily due to growth in the Supernatural, Independent retailers and Chains channels. Refer to the Net Sales discussion above for additional information.

Retail’s net sales decreased primarily due to a 1.0% decrease in identical store sales from lower transaction counts as a result of cycling strong sales in the first quarter of 2021.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 33.3% for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. The increase was driven by gross margin rate expansion, partially offset by a slight increase in operating expenses. Wholesale’s gross profit dollar growth for the first quarter of fiscal 2022 was $82 million with a gross profit rate increase of approximately 68 basis points primarily driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative. Wholesale’s operating expense increased $41 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 17 basis points driven by higher transportation expenses and the temporary, voluntary closure of a distribution center and the investment in distribution center labor to better support our customers, partially offset by lower year-over-year distribution center start-up and consolidation costs in fiscal 2021. Wholesale’s depreciation expense decreased $7 million compared to last year.

Retail’s Adjusted EBITDA decreased 12.0% for the first quarter of fiscal 2022 from the first quarter of fiscal 2021. The decrease was driven by a lower gross margin rate. Retail operating expenses, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments, was approximately flat. Retail’s depreciation and amortization expense was approximately flat compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of October 30, 2021 was $1,112 million and consisted of the following:
◦Unused credit under our revolving line of credit was $1,066 million, which decreased $214 million from $1,280 million as of July 31, 2021, primarily due to increased cash utilized to fund seasonal working capital increases.
◦Cash and cash equivalents was $46 million, which increased $5 million from $41 million as of July 31, 2021.
•Our total debt increased $202 million to $2,390 million as of October 30, 2021 from $2,188 million as of July 31, 2021, primarily related to additional borrowings under the ABL Credit Facility to fund seasonal working capital increases.
•In the remainder of fiscal 2022, scheduled debt maturities are expected to be $11 million. We are also obligated to make payments to reduce finance lease obligations, including a payment to acquire the Riverside, CA distribution center in fiscal 2022, which we expect to fund with the proceeds of a concurrent sale-leaseback transaction in fiscal 2022. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2021, no prepayment from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2021 is required to be made in fiscal 2022.
•Subsequent to the end of the first quarter of fiscal 2022, we made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that will reduce our interest costs. This prepayment will count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow generated during fiscal 2022, if any, which would be due in fiscal 2023. In the second quarter of fiscal 2022, we expect to record an accelerated charge related to deferred financing fees and original issue discounts based on the proportionate amount of this prepayment to the Term Loan Facility balance. Also subsequent to the end of the first quarter of fiscal 2022, we amended our Term Loan Agreement to, reduce the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 25 basis points.
•Working capital increased $265 million to $1,328 million as of October 30, 2021 from $1,063 million as of July 31, 2021, primarily due to seasonal increases in inventory and accounts receivable levels, partially offset by an increase in accounts payable related to inventories.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds and proceeds from the sale of surplus and/or non-core assets. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2022 with internally generated funds, proceeds from asset sales or borrowings under the ABL Credit Facility.

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

We currently do not pay a dividend on our common stock, and have no plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility, and Senior Notes. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During the first quarter of fiscal 2022, we borrowed a net $209 million under the ABL Credit Facility and repaid $8 million on the Term Loan Facility related to voluntary prepayments. Subsequent to the end of the first quarter of fiscal 2022, we repaid an additional $150 million under the Term Loan Facility with borrowings under the ABL Credit Facility. We also entered into a second amendment to the Term Loan Facility to, among other things, reduce the applicable margin by 0.25%. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information, including a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $235 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The Term Loan Agreement, ABL Loan Agreement and Senior Notes contain certain operational and informational covenants customary for debt securities of these types that limit our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

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

As of October 30, 2021, we had an aggregate of $1,232 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $56 million and are subject to volatility based on changes in market interest rates. In the first quarter of fiscal 2021, we paid $11 million to terminate or novate $954 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of October 30, 2021, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for the first quarter of fiscal 2022 were $56 million, compared to $41 million for the first quarter of fiscal 2021, an increase of $15 million primarily due to the new Allentown, PA distribution center investment in the first quarter of fiscal 2022. Fiscal 2022 capital spending is expected to be approximately $300 million and include projects that optimize and expand our distribution network, technology platform investments and the remaining investments in the Allentown, PA distribution center. In addition to this fiscal 2022 capital spending, we expect to spend an incremental $152 million to acquire the real property of the Riverside, CA distribution center, which we expect to fund with the proceeds of a concurrent sale-leaseback transaction. We expect to finance fiscal 2022 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Longer term, capital spending is expected to be at or below 1.0% of net sales. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in millions)	October 30, 2021	October 31, 2020	Change
Net cash used in operating activities of continuing operations	$(81)	$(55)	$(26)
Net cash used in investing activities of continuing operations	(81)	(37)	(44)
Net cash provided by financing activities of continuing operations	167	95	72
Net cash used in discontinued operations	—	(1)	1
Effect of exchange rate on cash	—	—	—
Net increase in cash and cash equivalents	5	2	3
Cash and cash equivalents, at beginning of period	41	47	(6)
Cash and cash equivalents, at end of period	$46	$49	$(3)

The increase in net cash used in operating activities of continuing operations in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher levels of cash utilized to build inventories and credit extended through accounts receivable from seasonal working capital changes and continued sales growth, partially offset by an increase in accounts payable related to inventory increases.

The increase in net cash used in investing activities of continuing operations in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to increased payments for investments and capital expenditures.

The increase in net cash provided by financing activities of continuing operations in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was due to a larger increase in net borrowings under the ABL Credit Facility resulting from increases in net cash used in operating activities and investing activities, as described above.

Other Obligations and Commitments

Except as otherwise disclosed in Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2021. Refer to Item 7 of the Annual Report for additional information regarding the Company’s contractual obligations.

Pension and Other Postretirement Benefit Obligations

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized continuing and discontinued operations expense of $48 million in fiscal 2021. In fiscal 2022, we expect to contribute approximately $46 million to multiemployer plans related to continuing operations, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be immaterial in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Refer to Note 13—Benefit Plans in Part II, Item 8 of the Annual Report for additional information regarding the plans in which we participate.

Share Repurchases

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200 million. We did not repurchase any shares of our common stock in the first quarters of fiscal 2022 and fiscal 2021 pursuant to the share repurchase program. As of October 30, 2021, we have $176 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2022. Additionally, our ABL Credit Facility, Term Loan Facility, and Senior Notes contain terms that limit our ability to repurchase common stock above certain levels unless certain conditions and financial tests are met.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of our Annual Report.

Seasonality

Generally, we do not experience material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, demand for our products, supply shortages and general economic conditions. Our working capital needs are generally greater during the months leading up to high sales periods, such as the build up in inventory during the time period leading to the calendar year-end holidays. Our inventory, accounts payable and accounts receivable levels may be impacted by macroeconomic impacts and changes in food-at-home purchasing rates. These effects can result in normal operating fluctuations in working capital balances, which in turn can result in changes to cash flow from operations that are not necessarily indicative of long-term operating trends.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 7—Derivatives and Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
August 1, 2021 to September 4, 2021	3,647	$35.52	—	$—
September 5, 2021 to October 2, 2021	77,793	37.17	—	—
October 3, 2021 to October 30, 2021	640,380	47.16	—	176
Total	721,820	$46.03	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 721,820 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of October 30, 2021, there was approximately $176 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the first quarter of fiscal 2022.

Item 6.  Exhibits

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

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
10.1* **	Form of RSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan.
10.2* **	Form of PSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan.
10.3* **	Form of Inducement RSU Award Agreement (CEO).
10.4* **	Form of Inducement PSU Award Agreement (CEO).
10.5*	Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on December 8, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

Dated:  December 8, 2021