Form 10-Q
period 2022-01-29
UNITED NATURAL FOODS INC
filed 2022-03-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 4, 2022 there were 58,265,075 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par amounts)

	January 29, 2022	July 31, 2021
ASSETS
Cash and cash equivalents	$45	$41
Accounts receivable, net	1,241	1,103
Inventories, net	2,426	2,247
Prepaid expenses and other current assets	152	157
Current assets of discontinued operations	—	2
Total current assets	3,864	3,550
Property and equipment, net	1,764	1,784
Operating lease assets	1,097	1,064
Goodwill	20	20
Intangible assets, net	855	891
Deferred income taxes	42	57
Other long-term assets	159	157
Long-term assets of discontinued operations	—	2
Total assets	$7,801	$7,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,737	$1,644
Accrued expenses and other current liabilities	328	341
Accrued compensation and benefits	223	243
Current portion of operating lease liabilities	145	135
Current portion of long-term debt and finance lease liabilities	122	120
Current liabilities of discontinued operations	—	4
Total current liabilities	2,555	2,487
Long-term debt	2,309	2,175
Long-term operating lease liabilities	988	962
Long-term finance lease liabilities	30	35
Pension and other postretirement benefit obligations	21	53
Other long-term liabilities	215	299
Total liabilities	6,118	6,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 58.8 shares issued and 58.2 shares outstanding at January 29, 2022; 57.0 shares issued and 56.4 shares outstanding at July 31, 2021	1	1
Additional paid-in capital	596	599
Treasury stock at cost	(24)	(24)
Accumulated other comprehensive loss	(9)	(39)
Retained earnings	1,120	978
Total United Natural Foods, Inc. stockholders’ equity	1,684	1,515
Noncontrolling interests	(1)	(1)
Total stockholders’ equity	1,683	1,514
Total liabilities and stockholders’ equity	$7,801	$7,525

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$7,416	$6,900	$14,413	$13,584
Cost of sales	6,341	5,905	12,296	11,619
Gross profit	1,075	995	2,117	1,965
Operating expenses	944	870	1,876	1,774
Restructuring, acquisition and integration related expenses	5	18	8	34
Loss on sale of assets	1	—	1	—
Operating income	125	107	232	157
Net periodic benefit income, excluding service cost	(10)	(17)	(20)	(34)
Interest expense, net	44	51	84	120
Other, net	(2)	(2)	(1)	(3)
Income from continuing operations before income taxes	93	75	169	74
Provision for income taxes	25	17	24	16
Net income from continuing operations	68	58	145	58
Income from discontinued operations, net of tax	—	3	—	3
Net income including noncontrolling interests	68	61	145	61
Less net income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net income attributable to United Natural Foods, Inc.	$66	$59	$142	$58

Basic earnings per share:
Continuing operations	$1.13	$1.01	$2.47	$0.99
Discontinued operations	$—	$0.04	$—	$0.05
Basic earnings per share	$1.13	$1.05	$2.47	$1.04
Diluted earnings per share:
Continuing operations	$1.08	$0.96	$2.33	$0.93
Discontinued operations	$—	$0.04	$—	$0.05
Diluted earnings per share	$1.08	$1.00	$2.33	$0.98
Weighted average shares outstanding:
Basic	58.3	56.1	57.6	55.7
Diluted	61.0	59.2	61.0	59.1

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended		26-Week Period Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net income including noncontrolling interests	$68	$61	$145	$61
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax	1	(1)	2	(1)
Recognition of interest rate swap cash flow hedges, net of tax(1)	15	10	28	22
Foreign currency translation adjustments	(2)	3	(2)	3
Recognition of other cash flow derivatives, net of tax(2)	1	—	2	—
Total other comprehensive income	15	12	30	24
Less comprehensive income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Total comprehensive income attributable to United Natural Foods, Inc.	$81	$71	$172	$82

(1)Amounts are net of tax expense of $6 million, $3 million, $10 million and $7 million, respectively.
(2)Amounts are net of tax expense of $1 million, $0 million, $1 million and $0 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended January 29, 2022 and January 30, 2021
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at October 30, 2021	58.7	$1	0.6	$(24)	$582	$(24)	$1,054	$1,589	$(2)	$1,587
Restricted stock vestings	0.1	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from issuance of common stock, net	—	—	—	—	4	—	—	4	—	4
Net income	—	—	—	—	—	—	66	66	2	68
Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683

Balances at October 31, 2020	56.7	$1	0.6	$(24)	$572	$(227)	$828	$1,150	$(2)	$1,148
Restricted stock vestings	0.1	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	12	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	59	59	2	61
Balances at January 30, 2021	56.8	$1	0.6	$(24)	$581	$(215)	$887	$1,230	$(1)	$1,229

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended January 29, 2022 and January 30, 2021
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.8	—	—	—	(35)	—	—	(35)	—	(35)
Share-based compensation	—	—	—	—	23	—	—	23	—	23
Other comprehensive income	—	—	—	—	—	30	—	30	—	30
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Proceeds from issuance of common stock, net	—	—	—	—	9	—	—	9	—	9
Net income	—	—	—	—	—	—	142	142	3	145
Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683

Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.5	—	—	—	(11)	—	—	(11)	—	(11)
Share-based compensation	—	—	—	—	23	—	—	23	—	23
Other comprehensive income	—	—	—	—	—	24	—	24	—	24
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	58	58	3	61
Balances at January 30, 2021	56.8	$1	0.6	$(24)	$581	$(215)	$887	$1,230	$(1)	$1,229

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$145	$61
Income from discontinued operations, net of tax	—	3
Net income from continuing operations	145	58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	144
Share-based compensation	23	23
Loss on sale of assets	1	—
Closed property and other restructuring charges	1	3
Net pension and other postretirement benefit income	(20)	(34)
Deferred income tax benefit	—	(1)
LIFO charge	30	13
Provision (recoveries) for losses on receivables	1	(4)
Non-cash interest expense and other adjustments	15	39
Changes in operating assets and liabilities	(291)	(34)
Net cash provided by operating activities	43	207
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(106)	(92)
Proceeds from dispositions of assets	3	41
Payments for investments	(26)	—
Net cash used in investing activities of continuing operations	(129)	(51)
Net cash provided by investing activities of discontinued operations	—	1
Net cash used in investing activities	(129)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	500
Proceeds from borrowings under revolving credit line	2,521	2,666
Repayments of borrowings under revolving credit line	(2,232)	(2,538)
Repayments of long-term debt and finance leases	(168)	(769)
Proceeds from the issuance of common stock and exercise of stock options	9	—
Payment of employee restricted stock tax withholdings	(35)	(10)
Payments for debt issuance costs	(1)	(10)
Distributions to noncontrolling interests	(3)	(1)
Other	—	(1)
Net cash provided by (used in) financing activities	91	(163)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(6)
Cash and cash equivalents, at beginning of period	40	47
Cash and cash equivalents, at end of period	$45	$41
Supplemental disclosures of cash flow information:
Cash paid for interest	$67	$75
Cash payments for federal, state, and foreign income taxes, net	$—	$43
Leased assets obtained in exchange for new operating lease liabilities	$123	$117
Leased assets obtained in exchange for new finance lease liabilities	$1	$—
Additions of property and equipment included in Accounts payable	$16	$31
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2022 and 2021 relate to the 13-week fiscal quarters ended January 29, 2022 and January 30, 2021, respectively. References to fiscal 2022 and 2021 year-to-date relate to the 26-week fiscal periods ended January 29, 2022 and January 30, 2021, respectively.

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

Discontinued Operations

In the fourth quarter of fiscal 2021, the Company determined it no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four stores that were previously included within discontinued operations. As a result, the Company revised its Condensed Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. The prior period presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation. The remaining two stores included in discontinued operations were sold in the second quarter of fiscal 2022.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 29, 2022 and July 31, 2021, the Company had net book overdrafts of $292 million and $268 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $97 million and $67 million at January 29, 2022 and July 31, 2021, respectively.

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
•Retail, which reflects our Retail segment, including Cub Foods and Shoppers stores, excluding Shoppers stores that were held for sale within discontinued operations; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	January 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,243	$—	$—	$—	$3,243
Independent retailers	1,905	—	—	—	1,905
Supernatural	1,453	—	—	—	1,453
Retail	—	643	—	—	643
Other	531	—	50	—	581
Eliminations	—	—	—	(409)	(409)
Total	$7,132	$643	$50	$(409)	$7,416

	Net Sales for the 13-Week Period Ended
(in millions)	January 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,106	$—	$—	$—	$3,106
Independent retailers	1,701	—	—	—	1,701
Supernatural	1,298	—	—	—	1,298
Retail	—	633	—	—	633
Other	513	—	55	—	568
Eliminations	—	—	—	(406)	(406)
Total	$6,618	$633	$55	$(406)	$6,900

	Net Sales for the 26-Week Period Ended
(in millions)	January 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,325	$—	$—	$—	$6,325
Independent retailers	3,655	—	—	—	3,655
Supernatural	2,831	—	—	—	2,831
Retail	—	1,245	—	—	1,245
Other	1,055	—	106	—	1,161
Eliminations	—	—	—	(804)	(804)
Total	$13,866	$1,245	$106	$(804)	$14,413

	Net Sales for the 26-Week Period Ended
(in millions)	January 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,133	$—	$—	$—	$6,133
Independent retailers	3,373	—	—	—	3,373
Supernatural	2,512	—	—	—	2,512
Retail	—	1,239	—	—	1,239
Other	1,038	—	111	—	1,149
Eliminations	—	—	—	(822)	(822)
Total	$13,056	$1,239	$111	$(822)	$13,584
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	January 29, 2022	July 31, 2021
Customer accounts receivable	$1,254	$1,115
Allowance for uncollectible receivables	(29)	(28)
Other receivables, net	16	16
Accounts receivable, net	$1,241	$1,103

Notes receivable, net, included within Prepaid expenses and other current assets	$7	$7
Long-term notes receivable, net, included within Other long-term assets	$13	$15

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Restructuring and integration costs	$4	$14	$7	$29
Closed property charges and costs	1	4	1	5
Total	$5	$18	$8	$34

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 31, 2021	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of January 29, 2022	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 31, 2021 and January 29, 2022.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 31, 2021 and January 29, 2022.

Identifiable intangible assets, net consisted of the following:

	January 29, 2022			July 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$264	$743	$1,007	$234	$773
Pharmacy prescription files	33	15	18	33	13	20
Operating lease intangibles	7	5	2	7	4	3
Trademarks and tradenames	84	48	36	84	45	39
Total amortizing intangible assets	1,131	332	799	1,131	296	835
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,187	$332	$855	$1,187	$296	$891
Amortization expense was $18 million and $19 million for the second quarters of fiscal 2022 and 2021, respectively, and $36 million and $42 million for fiscal 2022 and 2021 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of January 29, 2022 is as follows:

Fiscal Year:	(in millions)
Remaining fiscal 2022	$36
2023	72
2024	72
2025	70
2026	66
Thereafter	483
$799

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at January 29, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$2	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$1	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$24	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$15	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 31, 2021
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$33	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$42	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of January 29, 2022, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $24 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $25 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	January 29, 2022		July 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$25	$22	$29	$26
Long-term debt, including current portion	$2,323	$2,394	$2,188	$2,278

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of January 29, 2022. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of January 29, 2022, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$31	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50	2.5558%	One-Month LIBOR	Monthly
		$1,231
(1)The swap contract has an amortizing notional principal amount which is reduced by $1 million on a quarterly basis.
(2)For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

In fiscal 2021 year-to-date, in conjunction with the $500 million fixed rate senior unsecured notes offering described below in Note 8—Long-Term Debt, the Company paid $11 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504 million and certain forward starting interest rate swaps with a notional amount of $450 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap terminations and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses that existed as of the early termination or novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive loss and into Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination or novation of interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$44	$51	$84	$120
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(10)	$(12)	$(21)	$(24)

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at January 29, 2022	Fiscal Maturity Year	January 29, 2022	July 31, 2021
Term Loan Facility	3.35%	2026	$844	$1,002
ABL Credit Facility	1.54%	2024	990	701
Senior Notes	6.75%	2029	500	500
Other secured loans	5.14%	2024-2025	30	37
Debt issuance costs, net			(28)	(35)
Original issue discount on debt			(13)	(17)
Long-term debt, including current portion			2,323	2,188
Less: current portion of long-term debt			(14)	(13)
Long-term debt			$2,309	$2,175

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions)(1):	January 29, 2022	July 31, 2021
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,454	$2,297
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,158	$1,041
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy prescription files, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets. Refer to Note 5—Goodwill and Intangible Assets, Net for additional information.

As of January 29, 2022, the U.S. Borrowers’ Borrowing Base, net of $178 million of reserves, was $2,439 million, which is above the $2,050 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of January 29, 2022, the Canadian Borrower’s Borrowing Base, net of $5 million of reserves, was $46 million, which is below the $50 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,096 million for ABL Loans and letters of credit under the ABL Credit Facility. As of January 29, 2022, the U.S. Borrowers had $990 million of ABL Loans and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $6 million and are included in Long-term debt on the Condensed Consolidated Balance Sheets. As of January 29, 2022, the U.S. Borrowers had $115 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $991 million as of January 29, 2022.

ABL availability (in millions):	January 29, 2022
Total availability for ABL Loans and letters of credit	$2,096
ABL Loans	$990
Letters of credit	$115
Unused credit	$991

The applicable interest rates, letter of credit fees and unutilized commitment fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	January 29, 2022
U.S. and Canadian Borrowers’ applicable margin for base rate loans	—% - 0.50%	0.25%
U.S. and Canadian Borrowers’ applicable margin for LIBOR and BA loans(1)	1.00% - 1.50%	1.25%
Unutilized commitment fees	0.25% - 0.375%	0.25%
Letter of credit fees	1.125% - 1.625%	1.375%
(1) The U.S. Borrowers utilize LIBOR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

The ABL Loan Agreement contains provisions for the transition to an alternative rate of interest in the event that LIBOR is no longer available.

Term Loan Facility

The Term Loan Agreement, by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders, Credit Suisse, as administrative agent for the Lenders, and the other parties thereto, provides for senior secured first lien term loans in an initial aggregate principal amount of $1,800 million in a seven-year tranche (the “Term Loan Facility”). The loans under the Term Loan Facility will be payable in full on October 22, 2025.

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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of January 29, 2022 and July 31, 2021, there was $668 million and $676 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022. The potential amount of prepayment from Excess Cash Flow in fiscal 2022 that may be required in fiscal 2023 is not reasonably estimable as of January 29, 2022.

As of January 29, 2022, the Company had borrowings of $844 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $15 million and an original issue discount on debt of $12 million. As of January 29, 2022, no amount of the Term Loan Facility was classified as current.

As of January 29, 2022, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a LIBOR rate plus a margin of 3.25%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

On November 10, 2021, the Company entered into an amendment (the “Second Term Loan Amendment”) amending the Term Loan Agreement. The amendment provides for (i) the reduction of the applicable margin for LIBOR loans from 3.50% to 3.25% and the applicable margin for base rate loans from 2.50% to 2.25%, and (ii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility. In conjunction with the Second Term Loan Amendment, the Company made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that reduces its interest costs. This prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, which would be due in fiscal 2023. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which was recorded within Interest expense, net in the second quarter of fiscal 2022.

Subsequent to the end of the second quarter of fiscal 2022, in March 2022, the Company made a $44 million voluntary prepayment on the Term Loan Facility from the majority of the anticipated after-tax net proceeds from the transactions described further in Note 16—Subsequent Events.

NOTE 9—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2022 year-to-date are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income (loss) before reclassifications	1	—	(2)	13	12
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	1	—	—	15	16
Net current period Other comprehensive income (loss)	2	2	(2)	28	30
Accumulated other comprehensive income (loss) at January 29, 2022	$2	$39	$(18)	$(32)	$(9)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2021 year-to-date are as follows:

(in millions)	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	—	3	5	8
Amortization of amounts included in net periodic benefit income	(1)	—	—	(1)
Amortization of cash flow hedges	—	—	17	17
Net current period Other comprehensive (loss) income	(1)	3	22	24
Accumulated other comprehensive loss at January 30, 2021	$(117)	$(18)	$(80)	$(215)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$(1)	$2	$(1)	Net periodic benefit income, excluding service cost
Income tax (benefit) expense	—	—	—	—	Provision for income taxes
Total reclassifications, net of tax	$1	$(1)	$2	$(1)

Swap agreements:
Reclassification of cash flow hedges	$10	$12	$21	$24	Interest expense, net
Income tax benefit	(3)	(4)	(6)	(7)	Provision for income taxes
Total reclassifications, net of tax	$7	$8	$15	$17

Other cash flow hedges:
Reclassification of cash flow hedge	$2	$—	$2	$—	Cost of sales
Income tax benefit	(1)	—	(1)	—	Provision for income taxes
Total reclassification, net of tax	$1	$—	$1	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of January 29, 2022, the Company expects to reclassify $24 million related to unrealized derivative losses out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In fiscal 2022 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.1 million shares. As of January 29, 2022, there were 2.9 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net Periodic Benefit (Income) Cost
Interest cost	$9	$9	$—	$1
Expected return on plan assets	(20)	(26)	—	—
Amortization of prior service cost (credit)	—	—	1	(1)
Amortization of net actuarial loss (gain)	—	1	—	(1)
Net periodic benefit (income) cost	$(11)	$(16)	$1	$(1)

Contributions to benefit plans	$—	$(1)	$(1)	$(1)

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net Periodic Benefit (Income) Cost
Interest cost	$19	$18	$—	$1
Expected return on plan assets	(41)	(52)	—	—
Amortization of prior service cost (credit)	—	—	2	(1)
Amortization of net actuarial loss (gain)	—	1	—	(1)
Net periodic benefit (income) cost	$(22)	$(33)	$2	$(1)

Contributions to benefit plans	$—	$(1)	$(2)	$(2)

Defined Benefit Plan Merger

In the second quarter of fiscal 2022, the Company merged the Unified Grocers, Inc. Cash Balance Plan into the SUPERVALU INC. Retirement Plan. The merger did not impact the amount of plan assets and accumulated benefit plan obligations; however, as a result of the merger, former Unified Grocers, Inc. Cash Balance Plan participants will receive all benefits from the SUPERVALU INC. Retirement Plan. As such, the funded status of the remaining plan in the Condensed Consolidated Balance Sheets has been presented within a single asset balance within Other long-term assets.

Pension Contributions

No minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2022. The Company expects to contribute approximately $2 million and $3 million, respectively, to its other non-qualified pension plans and postretirement benefit plans in fiscal 2022.

Multiemployer Pension Plans

The Company contributed $11 million and $12 million in the second quarters of fiscal 2022 and 2021, respectively, and $22 million and $24 million in fiscal 2022 and 2021 year-to-date, respectively, to multiemployer pension plans.

NOTE 12—INCOME TAXES

The effective tax rate for the second quarter of fiscal 2022 was 26.9% compared to 22.7% for the second quarter of fiscal 2021. The change in the effective tax rate was primarily driven by a tax benefit in the second quarter of fiscal 2021 from the release of reserves for unrecognized tax positions.

The effective tax rate for fiscal 2022 year-to-date was 14.2% compared to 21.6% for fiscal 2021 year-to-date primarily driven by discrete tax benefits from employee stock award vestings that occurred in fiscal 2022 year-to-date. The impacts from the release of unrecognized tax positions in fiscal 2022 year-to-date were comparable to fiscal 2021 year-to-date.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		26-Week Period Ended
(in millions, except per share data)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Basic weighted average shares outstanding	58.3	56.1	57.6	55.7
Net effect of dilutive stock awards based upon the treasury stock method	2.7	3.1	3.4	3.4
Diluted weighted average shares outstanding	61.0	59.2	61.0	59.1

Basic earnings per share:
Continuing operations	$1.13	$1.01	$2.47	$0.99
Discontinued operations	$—	$0.04	$—	$0.05
Basic earnings per share	$1.13	$1.05	$2.47	$1.04
Diluted earnings per share:
Continuing operations	$1.08	$0.96	$2.33	$0.93
Discontinued operations	$—	$0.04	$—	$0.05
Diluted earnings per share	$1.08	$1.00	$2.33	$0.98

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.4	1.1	0.9	1.2

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

The following table provides continuing operations information by reportable segment, including Net sales, Adjusted EBITDA with a reconciliation to Income from continuing operations before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales:
Wholesale(1)	$7,132	$6,618	$13,866	$13,056
Retail	643	633	1,245	1,239
Other	50	55	106	111
Eliminations	(409)	(406)	(804)	(822)
Total Net sales	$7,416	$6,900	$14,413	$13,584
Continuing Operations Adjusted EBITDA:
Wholesale	$159	$188	$323	$311
Retail	30	26	52	51
Other	12	(8)	16	(4)
Eliminations	—	(2)	(1)	4
Adjustments:
Net income attributable to noncontrolling interests	2	2	3	3
Net periodic benefit income, excluding service cost	10	17	20	34
Interest expense, net	(44)	(51)	(84)	(120)
Other, net	2	2	1	3
Depreciation and amortization	(69)	(67)	(138)	(144)
Share-based compensation	(12)	(13)	(23)	(27)
Restructuring, acquisition and integration related expenses	(5)	(18)	(8)	(34)
Loss on sale of assets	(1)	—	(1)	—
Multi-employer pension plan withdrawal benefit	8	—	8	—
Other retail benefit (expense)	1	(1)	1	(3)
Income from continuing operations before income taxes	$93	$75	$169	$74
Depreciation and amortization:
Wholesale	$61	$59	$122	$127
Retail	8	7	15	14
Other	—	1	1	3
Total depreciation and amortization	$69	$67	$138	$144
Payments for capital expenditures:
Wholesale	$46	$46	$98	$84
Retail	4	5	8	8
Total capital expenditures	$50	$51	$106	$92
(1)As presented in Note 3—Revenue Recognition, for the second quarters of fiscal 2022 and 2021, the Company recorded $356 million and $354 million, respectively, and $695 million and $719 million in fiscal 2022 and 2021 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation.

Total assets of continuing operations by reportable segment were as follows:

(in millions)	January 29, 2022	July 31, 2021
Assets:
Wholesale	$6,851	$6,536
Retail	597	566
Other	397	462
Eliminations	(44)	(43)
Total assets of continuing operations	$7,801	$7,521

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 29, 2022. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eight years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of January 29, 2022, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $25 million ($22 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of January 29, 2022, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 29, 2022, the Company had approximately $225 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court and on March 22, 2021 plaintiffs’ filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The Company believes these claims are without merit and intends to vigorously defend this matter.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of January 29, 2022, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—SUBSEQUENT EVENTS

Subsequent to the end of the second quarter of fiscal 2022, in February 2022, the Company acquired the real property of a previously leased distribution center for approximately $153 million. Immediately following this acquisition, the Company monetized this property through a sale-leaseback transaction, pursuant to which the Company received $225 million in aggregate proceeds for the sale of the property. Under the terms of the sale-leaseback agreement, the Company entered into a lease for the distribution center for a term of 15 years. The Company expects to record a pre-tax gain on sale in the third quarter of fiscal 2022 currently estimated to be approximately $85 million as a result of the transactions, which primarily reflects the pre-tax net proceeds of the transactions.

Refer to Note 8—Long-Term Debt for discussion on a voluntary prepayment made under the Term Loan Facility subsequent to the end of the second quarter of fiscal 2022.

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

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer nearly 300,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all fifty states, as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities with independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We introduced our Fuel the Future strategy with the mission of making our customers stronger, our supply chain better and our food solutions more inspired. Fuel the Future is composed of six strategic pillars, which are detailed in “Part I. Item 1. Business” of our Annual Report. Collectively, the actions and plans behind each pillar are meant to capitalize on our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet, the positioning of our retail operations and our focus on delivering returns for our shareholders.

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

We believe our Fuel the Future strategy will further accelerate our growth through increasing sales of products and services, providing tailored, data-driven solutions to help our existing customers run their business more efficiently and contributing to new customer acquisitions. We believe the key drivers for growth through new customers will come from the benefits of our significant scale, product and service offerings, and nationwide footprint, which we believe were demonstrated by recent developments in our relationships with certain large customers.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, changes in the food distribution market structure and changes in trends in consumer behavior. We expect that food-at-home expenditures as a percentage of total food expenditures will remain elevated in the near term compared to levels prior to the COVID-19 pandemic, which we refer to as the pandemic. We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our Community Marketplace, an online marketplace connecting suppliers and retailers, and EasyOptions, which directly services non-traditional customers, such as bakeries or yoga studios, and through customers adopting our turnkey eCommerce platform.

Considerable uncertainty remains regarding the future impact of the pandemic on our business. The pandemic continues to evolve and affect global economies, markets and supply chains. The continued impact on our results is uncertain and dependent upon future developments, including any resurgence of infection rates and new variants with higher transmissibility, any economic downturn, the availability and efficacy of vaccines and treatments, actions taken by governmental authorities and other third parties in response to the pandemic such as social distancing orders, vaccine mandates or companies’ remote work policies, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations. We continue to monitor rule making and guidance regarding vaccine and testing mandates, which, if implemented, could result in disruptions to our current and potential future workforce and our vendors’ abilities to deliver product and maintain pricing, could impact our ability to supply products to our customers and could result in increases in costs and turnover in our workforce. We continue to implement mitigation measures to protect our associates and workplaces, including masks, safety protocols and strongly encouraging vaccinations/boosters.

We are experiencing a tighter operating labor market for our warehouse and driver associates in fiscal 2022 than we have in recent years, which has caused additional reliance on and higher costs from third-party resources, and incremental hiring and wage costs. We believe this operating environment has been impacted by labor force availability and the pandemic. We are working to implement actions to fill open roles and maintain existing and future employment levels.

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

Distribution Center Network

Network Optimization and Construction

To support our continued growth within southern California, we began operating a newly leased facility in Riverside, California with approximately 1.2 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. Subsequent to the end of the second quarter of fiscal 2022, in February 2022, we acquired the real property of this distribution center for approximately $153 million. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property. Under the terms of the sale-leaseback agreement, we entered into a lease for the distribution center for a term of 15 years. We expect to record a pre-tax gain on sale of approximately $85 million in the third quarter of fiscal 2022 as a result of the transactions, which primarily reflects the pre-tax net proceeds.

In the first quarter of fiscal 2022, we started shipping from our Allentown, Pennsylvania distribution center, which has a capacity of 1.3 million square feet and is being utilized to service customers in that geographical area. We incurred and expect to continue to incur start-up costs and operating losses throughout fiscal 2022 as the volume in this facility ramps up to its expected full operating capacity.

We evaluate our distribution center network to optimize its performance and may incur incremental expenses related to any future network realignment, expansion or improvements and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Retail Operations

We currently operate 75 continuing operations Retail grocery stores, including 55 Cub Foods corporate stores and 20 Shoppers Food Warehouse stores. In addition, we supply another 27 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

In the fourth quarter of fiscal 2021, we determined that the Company no longer met the held for sale criterion for a probable sale to be completed within 12 months for two of the four stores that were previously included within discontinued operations. As a result, we revised the Condensed Consolidated Financial Statements to reclassify two Shoppers stores from discontinued operations to continuing operations. The prior period presented in the Condensed Consolidated Financial Statements have been conformed to the current period presentation. The remaining two stores in discontinued operations were sold in the second quarter of fiscal 2022.

Impact of Inflation

We experienced a mix of inflation across product categories during the second quarter of fiscal 2022. In the aggregate across our businesses, including the mix of products, management estimates our business experienced cost inflation of approximately five percent in the second quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

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

Restructuring, acquisition and integration expenses

Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, stock-based compensation acceleration charges and acquisition and integration expenses. Integration expenses include certain professional consulting expenses related to business transformation and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Interest expense, net

Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, loss on debt extinguishment, interest expense on finance lease obligations, amortization of financing costs and discounts and interest income.

Net periodic benefit income, excluding service cost

Net periodic benefit income, excluding service cost reflects the recognition of expected returns on benefit plan assets and interest costs on plan liabilities.

Adjusted EBITDA

Our Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition to the GAAP results, we consider certain non-GAAP financial measures to assess the performance of our business and understand underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. Adjusted EBITDA is provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to, any financial measure of performance prepared and presented in accordance with GAAP. Adjusted EBITDA excludes certain items because they are non-cash items or items that do not reflect management’s assessment of ongoing business performance.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less net income attributable to noncontrolling interests, plus non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, (Gain) loss on sale of assets, certain legal charges and gains, certain other non-cash charges or other items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above. The changes to the definition of Adjusted EBITDA from prior-year periods reflect changes to line item references in our Condensed Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following table for the prior-period presentation of two discontinued operations stores moved to continuing operations as discussed in Note 1—Significant Accounting Policies within Part II, Item 8 of the Annual Report.

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	Change	January 29, 2022	January 30, 2021	Change
Net sales	$7,416	$6,900	$516	$14,413	$13,584	$829
Cost of sales	6,341	5,905	436	12,296	11,619	677
Gross profit	1,075	995	80	2,117	1,965	152
Operating expenses	944	870	74	1,876	1,774	102
Restructuring, acquisition and integration related expenses	5	18	(13)	8	34	(26)
Loss on sale of assets	1	—	1	1	—	1
Operating income	125	107	18	232	157	75
Net periodic benefit income, excluding service cost	(10)	(17)	7	(20)	(34)	14
Interest expense, net	44	51	(7)	84	120	(36)
Other, net	(2)	(2)	—	(1)	(3)	2
Income from continuing operations before income taxes	93	75	18	169	74	95
Provision for income taxes	25	17	8	24	16	8
Net income from continuing operations	68	58	10	145	58	87
Income from discontinued operations, net of tax	—	3	(3)	—	3	(3)
Net income including noncontrolling interests	68	61	7	145	61	84
Less net income attributable to noncontrolling interests	(2)	(2)	—	(3)	(3)	—
Net income attributable to United Natural Foods, Inc.	$66	$59	$7	$142	$58	$84

Adjusted EBITDA	$201	$206	$(5)	$390	$365	$25

The following table reconciles Adjusted EBITDA to Net income from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net income from continuing operations	$68	$58	$145	$58
Adjustments to continuing operations net income:
Less net income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net periodic benefit income, excluding service cost	(10)	(17)	(20)	(34)
Interest expense, net	44	51	84	120
Other, net	(2)	(2)	(1)	(3)
Provision for income taxes	25	17	24	16
Depreciation and amortization	69	67	138	144
Share-based compensation	12	13	23	27
Restructuring, acquisition and integration related expenses(1)	5	18	8	34
Loss on sale of assets	1	—	1	—
Multi-employer pension plan withdrawal benefit(2)	(8)	—	(8)	—
Other retail (benefit) expense(3)	(1)	1	(1)	3
Adjusted EBITDA of continuing operations	201	204	390	362
Adjusted EBITDA of discontinued operations(4)	—	2	—	3
Adjusted EBITDA	$201	$206	$390	$365

Income from discontinued operations, net of tax	$—	$3	$—	$3
Adjustments to discontinued operations net income:
Benefit for income taxes	—	(2)	—	(1)
Restructuring, store closure and other charges, net	—	1	—	1
Adjusted EBITDA of discontinued operations	$—	$2	$—	$3
(1)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation following the Supervalu acquisition. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Reflects an adjustment to multi-employer withdrawal charge estimates.
(3)Reflects expenses associated with event-specific damages to certain retail stores and store closure costs.
(4)The last two remaining retail stores in discontinued operations were sold in the second quarter of fiscal 2022.

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel were as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		26-Week Period Ended		Increase (Decrease)
Customer Channel(1)	January 29, 2022	January 30, 2021	$	%	January 29, 2022	January 30, 2021	$	%
Chains	$3,243	$3,106	$137	4.4%	$6,325	$6,133	$192	3.1%
Independent retailers	1,905	1,701	204	12.0%	3,655	3,373	282	8.4%
Supernatural	1,453	1,298	155	11.9%	2,831	2,512	319	12.7%
Retail	643	633	10	1.6%	1,245	1,239	6	0.5%
Other	581	568	13	2.3%	1,161	1,149	12	1.0%
Eliminations	(409)	(406)	(3)	0.7%	(804)	(822)	18	(2.2)%
Total net sales	$7,416	$6,900	$516	7.5%	$14,413	$13,584	$829	6.1%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Second Quarter

Our net sales for the second quarter of fiscal 2022 increased approximately 7.5% from the second quarter of fiscal 2021. The increase in net sales was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross selling, partially offset by supply chain challenges and modest market contraction.

Chains net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs.

Independent retailers net sales increased primarily due to sales under a new supply agreement with a new customer for East Coast locations in the first quarter of fiscal 2022.

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

Retail net sales increased primarily due to a 2.1% increase in identical store sales from higher average basket sizes. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores.

Year-to-Date

Our net sales for fiscal 2022 year-to-date increased approximately 6.1% from fiscal 2021 year-to-date. The increase in net sales was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross selling, partially offset by supply chain challenges and modest market contraction.

Chains net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs.

Independent retailers net sales increased primarily due to sales under a new supply agreement with a new customer for East Coast locations in the first quarter of fiscal 2022.

Supernatural net sales increased primarily due to growth in existing store sales, including the supply of new product categories previously impacted by the pandemic, such as bulk and ingredients used for prepared foods, and increased sales to new stores.

Retail net sales increased primarily due to a 0.3% increase in identical store sales from higher average basket sizes.

Cost of Sales and Gross Profit

Our gross profit increased $80 million, or 8.0%, to $1,075 million for the second quarter of fiscal 2022, from $995 million for the second quarter of fiscal 2021. Our gross profit as a percentage of net sales increased to 14.50% for the second quarter of fiscal 2022 compared to 14.42% for the second quarter of fiscal 2021. The increase in gross profit rate was primarily driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s ValuePath initiative, partially offset by changes in customer mix and a higher LIFO charge. Retail gross margin rate increased modestly compared to last year.

Our gross profit increased $152 million, or 7.7%, to $2,117 million for fiscal 2022 year-to-date, from $1,965 million for fiscal 2021 year-to-date. Our gross profit as a percentage of net sales increased to 14.69% for fiscal 2022 year-to-date compared to 14.47% for fiscal 2021 year-to-date. The increase in gross profit rate was driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s ValuePath initiative, partially offset by changes in customer mix and a higher LIFO charge. Retail gross margin rate declined modestly compared to last year.

Operating Expenses

Operating expenses increased $74 million, or 8.5%, to $944 million, or 12.73% of net sales, for the second quarter of fiscal 2022 compared to $870 million, or 12.61% of net sales, for the second quarter of fiscal 2021. The increase in operating expenses as a percent of net sales resulted from prioritizing customer service investments in a complex operating environment which led to approximately 60 basis points of higher transportation and distribution center labor costs in the second quarter of fiscal 2022, which were partially offset by leveraging fixed costs. The second quarter of fiscal 2021 included lower benefit costs.

Operating expenses increased $102 million, or 5.7%, to $1,876 million, or 13.02% of net sales, for fiscal 2022 year-to-date compared to $1,774 million, or 13.06% of net sales, for fiscal 2021 year-to-date. The decrease in operating expenses as a percent of net sales was due to leveraging fixed expenses and lower year-over-year distribution center start-up and consolidation costs, partially offset by prioritizing customer service investments in a complex operating environment which led to higher transportation expenses and distribution labor costs in fiscal 2022 year-to-date, and the temporary, voluntary closure of a distribution center.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $5 million for the second quarter of fiscal 2022. Expenses for the second quarter of fiscal 2021 were $18 million, which included $14 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition and $4 million of closed property charges and costs.

Restructuring, acquisition and integration related expenses were $8 million for fiscal 2022 year-to-date. Expenses for fiscal 2021 year-to-date were $34 million, which included $29 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value creation post Supervalu acquisition and $5 million of closed property charges and costs.

Operating Income

Reflecting the factors described above, operating income increased $18 million to $125 million for the second quarter of fiscal 2022, compared to $107 million for the second quarter of fiscal 2021. The increase in operating income was primarily driven by an increase in gross profit, lower restructuring, acquisition and integration expenses, partially offset by an increase in operating expenses as described above.

Reflecting the factors described above, operating income increased $75 million, to $232 million for fiscal 2022 year-to-date, from an operating loss of $157 million for fiscal 2021 year-to-date. The increase in operating income was primarily driven by an increase in gross profit, lower restructuring, acquisition and integration expenses, partially offset by an increase in operating expenses as described above.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $7 million to $10 million for the second quarter of fiscal 2022, from $17 million for the second quarter of fiscal 2021. Net periodic benefit income, excluding service cost decreased $14 million to $20 million for fiscal 2022 year-to-date, from $34 million for fiscal 2021 year-to-date. The decrease in Net periodic benefit income, excluding service cost for the second quarter and fiscal 2022 year-to-date as compared to the respective comparative periods was primarily driven by lower expected rates of return on plan assets.

Interest Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Interest expense on long-term debt, net of capitalized interest	$30	$38	$63	$75
Interest expense on finance lease obligations	5	5	9	10
Amortization of financing costs and discounts	3	3	6	7
Loss on debt extinguishment	6	5	6	29
Interest income	—	—	—	(1)
Interest expense, net	$44	$51	$84	$120

The decrease in interest expense on long-term debt, net of capitalized interest, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily driven by lower outstanding debt balances and lower average interest rates.

The decrease in loss on debt extinguishment costs in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to higher mandatory and voluntary prepayments on the Term Loan Facility made in fiscal 2021 year-to-date. Refer to Note 8—Long-Term Debt for further information.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2022 was 26.9% compared to 22.7% for the second quarter of fiscal 2021. The change in the effective tax rate was primarily driven by a tax benefit in the second quarter of fiscal 2021 from the release of reserves for unrecognized tax positions.

The effective tax rate for fiscal 2022 year-to-date was 14.2% compared to 21.6% for fiscal 2021 year-to-date primarily driven by discrete tax benefits from employee stock award vestings that occurred in fiscal 2022 year-to-date. The impacts from the release of unrecognized tax positions in fiscal 2022 year-to-date were comparable to fiscal 2021 year-to-date.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $66 million, or $1.08 per diluted common share, for the second quarter of fiscal 2022, compared to $59 million, or $1.00 per diluted common share, for the second quarter of fiscal 2021.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $142 million, or $2.33 per diluted common share, for fiscal 2022 year-to-date, compared to $58 million, or $0.98 per diluted common share, for fiscal 2021 year-to-date.

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

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	Change	January 29, 2022	January 30, 2021	Change
Net sales:
Wholesale	$7,132	$6,618	$514	$13,866	$13,056	$810
Retail	643	633	10	1,245	1,239	6
Other	50	55	(5)	106	111	(5)
Eliminations	(409)	(406)	(3)	(804)	(822)	18
Total Net sales	$7,416	$6,900	$516	$14,413	$13,584	$829
Continuing operations Adjusted EBITDA:
Wholesale	$159	$188	$(29)	$323	$311	$12
Retail	30	26	4	52	51	1
Other	12	(8)	20	16	(4)	20
Eliminations	—	(2)	2	(1)	4	(5)
Total continuing operations Adjusted EBITDA	$201	$204	$(3)	$390	$362	$28

Net Sales

Second Quarter

Wholesale’s net sales increased primarily due to growth in the Independent retailers, Supernatural and Chains channels, as discussed in the Net Sales section above.

Retail’s net sales increased primarily due to a 2.1% increase in identical store sales from higher average basket sizes.

Year-to-Date

Wholesale’s net sales increased primarily due to growth in sales to existing customers in the Supernatural, Independent retailers and Chains, as discussed in the Net Sales section above.

Retail’s net sales increased primarily due to a 0.3% increase in identical store sales from higher average basket sizes.

The decrease in eliminations net sales was driven by lower Wholesale sales to Retail to support Retail’s continued sales growth.

Adjusted EBITDA

Second Quarter

Wholesale’s Adjusted EBITDA decreased 15.4% for the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. The decrease was driven by decisions to invest in operations that drove higher expenses in excess of margin growth from higher sales. Wholesale’s gross profit dollars increased for the second quarter of fiscal 2022 was $80 million with a gross profit rate increase of approximately 24 basis points primarily driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative, which was partially offset by changes in customer mix and a higher LIFO charge. Wholesale’s operating expense increased $110 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 85 basis points driven by the decision to invest in higher transportation expenses and distribution center labor to better support our customers in this year’s second quarter, and lower benefit costs in last year’s second quarter, partially offset by leveraging fixed expenses. Wholesale’s depreciation expense increased $2 million compared to last year.

Retail’s Adjusted EBITDA increased 15.4% for the second quarter of fiscal 2022 from the second quarter of fiscal 2021. The increase was driven by a slightly higher gross margin rate. Retail operating expenses, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments, was approximately flat. Retail’s depreciation and amortization expense was approximately flat compared to last year.

Year-To-Date

Wholesale’s Adjusted EBITDA increased 3.9% for fiscal 2022 year-to-date from fiscal 2021 year-to-date. The increase was driven by leveraged sales growth, which was partially offset by higher operating costs. Gross profit dollar growth for fiscal 2022 year-to-date was $162 million and gross profit rate increased 46 basis points driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative, which was partially offset by changes in customer mix and a higher LIFO charge. Wholesale’s operating expense increased $151 million, which excludes depreciation and amortization, stock-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 51 basis points primarily driven by the decision to invest in higher transportation expenses and distribution labor to better support our customers in fiscal 2022 year-to-date, and the temporary, voluntary closure of a distribution center, partially offset by leveraging fixed expenses and lower year-over-year distribution center start-up and consolidation costs. Wholesale depreciation expense decreased $5 million.

Retail’s Adjusted EBITDA increased 2.0% for fiscal 2022 year-to-date from fiscal 2021 year-to-date.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of January 29, 2022 was $1,036 million and consisted of the following:
◦Unused credit under our revolving line of credit was $991 million, which decreased $289 million from $1,280 million as of July 31, 2021, primarily due to increased cash utilized to fund working capital increases and a voluntary prepayment on the Term Loan Facility described below.
◦Cash and cash equivalents was $45 million, which increased $4 million from $41 million as of July 31, 2021.
•Our total debt increased $135 million to $2,323 million as of January 29, 2022 from $2,188 million as of July 31, 2021, primarily related to additional borrowings under the $2,100 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into on August 30, 2018, as amended, to fund working capital increases.
•Working capital increased $246 million to $1,309 million as of January 29, 2022 from $1,063 million as of July 31, 2021, primarily due to increases in inventory and accounts receivable levels related to new customers and sales growth of existing customers, partially offset by an increase in accounts payable related to inventories. In the remainder of fiscal 2022, scheduled debt maturities are expected to be $7 million.
•In the second quarter of fiscal 2022, we made a voluntary prepayment of $150 million on the term loan agreement (the “Term Loan Agreement”) related to our $1,950.0 million term loan facility (the “Term Loan Facility”) entered into in October 2018, as amended, funded with incremental borrowings under the ABL Credit Facility that will reduced our interest costs. This prepayment will count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, if any, which would be due in fiscal 2023. Also in the second quarter of fiscal 2022, we amended our Term Loan Agreement to reduce the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 25 basis points.
•Subsequent to the end of the second quarter fiscal 2022, we paid $153 million to acquire the Riverside, California distribution center, which reduced our Current portion of long-term debt and finance lease liabilities by $96 million with the remainder primarily reducing our Accrued expenses and other current liabilities. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property. In March 2022, we made a $44 million voluntary prepayment on the Term Loan Facility from the majority of the anticipated after-tax net proceeds from the transactions.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2022 with internally generated funds, proceeds from asset sales or borrowings under the ABL Credit Facility.

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

We currently do not pay a dividend on our common stock, and have no plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility and Senior Notes. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During fiscal 2022 year-to-date, we borrowed a net $289 million under the ABL Credit Facility and repaid $158 million on the Term Loan Facility related to voluntary prepayments. We entered into a second amendment to the Term Loan Facility to, among other things, reduce the applicable margin by 0.25%. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information, including a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements.

Our Term Loan Agreement and the indenture governing our unsecured 6.75% Senior Notes due October 15, 2028 (the “Senior
Notes”) do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $235 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The Term Loan Agreement, ABL Loan Agreement and Senior Notes contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

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

As of January 29, 2022, we had an aggregate of $1,231 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $39 million and are subject to volatility based on changes in market interest rates. In fiscal 2021 year-to-date, we paid $11 million to terminate or novate $954 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of January 29, 2022, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for fiscal 2022 year-to-date were $106 million, compared to $92 million for fiscal 2021 year-to-date, an increase of $14 million, primarily due investments in our new Allentown, Pennsylvania distribution center in fiscal 2022 year-to-date. Fiscal 2022 capital spending is expected to be approximately $250 million and include projects that optimize and expand our distribution network, technology platform investments and the remaining investments in the Allentown, PA distribution center. We expect to finance fiscal 2022 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Longer term, capital spending is expected to be at or below 1.0% of net sales. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in millions)	January 29, 2022	January 30, 2021	Change
Net cash provided by operating activities of continuing operations	$43	$207	$(164)
Net cash used in investing activities of continuing operations	(129)	(51)	(78)
Net cash provided by (used in) financing activities of continuing operations	91	(163)	254
Net cash provided by discontinued operations	—	1	(1)
Effect of exchange rate on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	5	(6)	11
Cash and cash equivalents, at beginning of period	40	47	(7)
Cash and cash equivalents, at end of period	$45	$41	$4

The decrease in net cash provided by operating activities of continuing operations in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily due to higher levels of cash utilized to build inventories driven by supplier limitations and credit extended through accounts receivable driven by new customers and continued sales growth, partially offset by an increase in cash provided from higher accounts payable related to inventory increases.

The increase in net cash used in investing activities of continuing operations in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily due to lower proceeds from asset sales, and increased payments for investments and capital expenditures.

The increase in net cash provided by (used in) financing activities of continuing operations in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was due to an increase in net borrowings resulting from increases in net cash used in operating activities and investing activities, as described above.

Other Obligations and Commitments

Except as otherwise disclosed in Note 8—Long-Term Debt and Note 16—Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2021. Refer to Item 7 of the Annual Report for additional information regarding the Company’s contractual obligations.

Pension and Other Postretirement Benefit Obligations

As described in further detail in Note 11—Benefit Plans, in the second quarter of fiscal 2022, we merged the Unified Grocers, Inc. Cash Balance Plan into the SUPERVALU INC. Retirement Plan.

In fiscal 2022, no minimum pension contributions were required to be made under the previous Unified Grocers, Inc. Cash Balance Plan or are required under the SUPERVALU INC. Retirement Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2022. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums, or in order to achieve exemption from participant notices of underfunding.

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

Share Repurchases

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200 million. We did not repurchase any shares of our common stock in fiscal 2022 year-to-date or fiscal 2021 year-to-date pursuant to the share repurchase program. As of January 29, 2022, we have $176 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2022. Additionally, our ABL Credit Facility, Term Loan Facility and Senior Notes contain terms that limit our ability to repurchase common stock above certain levels unless certain conditions and financial tests are met.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
October 31, 2021 to December 4, 2021	10,062	$49.54	—	$—
December 5, 2021 to January 1, 2022	22,249	49.79	—	—
January 2, 2022 to January 29, 2022	157	46.25	—	176
Total	32,468	$49.69	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 32,468 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of January 29, 2022, there was approximately $176 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the second quarter of fiscal 2022.

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

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
10.1* **	Waiver and Release Agreement, by and between the Registrant and Jill E. Sutton.
10.2
Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021 (File No. 001-15723)).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022, filed with the SEC on March 9, 2022, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: March 9, 2022