Form 10-Q
period 2022-04-30
UNITED NATURAL FOODS INC
filed 2022-06-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 3, 2022 there were 58,292,197 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par amounts)

	April 30, 2022	July 31, 2021
ASSETS
Cash and cash equivalents	$48	$41
Accounts receivable, net	1,228	1,103
Inventories, net	2,559	2,247
Prepaid expenses and other current assets	145	157
Current assets of discontinued operations	—	2
Total current assets	3,980	3,550
Property and equipment, net	1,638	1,784
Operating lease assets	1,192	1,064
Goodwill	20	20
Intangible assets, net	837	891
Deferred income taxes	31	57
Other long-term assets	180	157
Long-term assets of discontinued operations	—	2
Total assets	$7,878	$7,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,715	$1,644
Accrued expenses and other current liabilities	251	341
Accrued compensation and benefits	244	243
Current portion of operating lease liabilities	153	135
Current portion of long-term debt and finance lease liabilities	26	120
Current liabilities of discontinued operations	—	4
Total current liabilities	2,389	2,487
Long-term debt	2,377	2,175
Long-term operating lease liabilities	1,084	962
Long-term finance lease liabilities	27	35
Pension and other postretirement benefit obligations	20	53
Other long-term liabilities	197	299
Total liabilities	6,094	6,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 59.0 shares issued and 58.4 shares outstanding at April 30, 2022; 57.0 shares issued and 56.4 shares outstanding at July 31, 2021	1	1
Additional paid-in capital	599	599
Treasury stock at cost	(24)	(24)
Accumulated other comprehensive income (loss)	22	(39)
Retained earnings	1,187	978
Total United Natural Foods, Inc. stockholders’ equity	1,785	1,515
Noncontrolling interests	(1)	(1)
Total stockholders’ equity	1,784	1,514
Total liabilities and stockholders’ equity	$7,878	$7,525

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net sales	$7,242	$6,631	$21,655	$20,215
Cost of sales	6,230	5,661	18,526	17,280
Gross profit	1,012	970	3,129	2,935
Operating expenses	969	868	2,845	2,642
Restructuring, acquisition and integration related expenses	8	10	16	44
Gain on sale of assets	(88)	—	(87)	—
Operating income	123	92	355	249
Net periodic benefit income, excluding service cost	(10)	(17)	(30)	(51)
Interest expense, net	37	44	121	164
Other, net	(1)	(1)	(2)	(4)
Income from continuing operations before income taxes	97	66	266	140
Provision for income taxes	29	16	53	32
Net income from continuing operations	68	50	213	108
Income from discontinued operations, net of tax	—	—	—	3
Net income including noncontrolling interests	68	50	213	111
Less net income attributable to noncontrolling interests	(1)	(2)	(4)	(5)
Net income attributable to United Natural Foods, Inc.	$67	$48	$209	$106

Basic earnings per share:
Continuing operations	$1.15	$0.85	$3.62	$1.84
Discontinued operations	$—	$0.01	$—	$0.06
Basic earnings per share	$1.15	$0.86	$3.62	$1.90
Diluted earnings per share:
Continuing operations	$1.10	$0.79	$3.44	$1.73
Discontinued operations	$—	$0.01	$—	$0.05
Diluted earnings per share	$1.10	$0.80	$3.44	$1.78
Weighted average shares outstanding:
Basic	58.4	56.5	57.9	56.0
Diluted	60.9	60.5	61.0	59.7

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended		39-Week Period Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net income including noncontrolling interests	$68	$50	$213	$111
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax	—	—	2	(1)
Recognition of interest rate swap cash flow hedges, net of tax(1)	30	14	58	36
Foreign currency translation adjustments	(1)	3	(3)	6
Recognition of other cash flow derivatives, net of tax(2)	2	—	4	—
Total other comprehensive income	31	17	61	41
Less comprehensive income attributable to noncontrolling interests	(1)	(2)	(4)	(5)
Total comprehensive income attributable to United Natural Foods, Inc.	$98	$65	$270	$147

(1)Amounts are net of tax expense of $11 million, $5 million, $21 million and $12 million, respectively.
(2)Amounts are net of tax expense of $0 million, $0 million, $1 million and $0 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended April 30, 2022 and May 1, 2021
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683
Restricted stock vestings	0.2	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	—	31	—	31	—	31
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	67	67	1	68
Balances at April 30, 2022	59.0	$1	0.6	$(24)	$599	$22	$1,187	$1,785	$(1)	$1,784

Balances at January 30, 2021	56.8	$1	0.6	$(24)	$581	$(215)	$887	$1,230	$(1)	$1,229
Restricted stock vestings	0.2	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	—	17	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	48	48	2	50
Balances at May 1, 2021	57.0	$1	0.6	$(24)	$588	$(198)	$935	$1,302	$(1)	$1,301

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended April 30, 2022 and May 1, 2021
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	2.0	—	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation	—	—	—	—	33	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	61	—	61	—	61
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	—	—	—	—	9	—	—	9	—	9
Net income	—	—	—	—	—	—	209	209	4	213
Balances at April 30, 2022	59.0	$1	0.6	$(24)	$599	$22	$1,187	$1,785	$(1)	$1,784

Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.7	—	—	—	(13)	—	—	(13)	—	(13)
Share-based compensation	—	—	—	—	33	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	41	—	41	—	41
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	106	106	5	111
Balances at May 1, 2021	57.0	$1	0.6	$(24)	$588	$(198)	$935	$1,302	$(1)	$1,301

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$213	$111
Income from discontinued operations, net of tax	—	3
Net income from continuing operations	213	108
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	210	210
Share-based compensation	33	33
Gain on sale of assets	(87)	—
Closed property and other restructuring charges	1	3
Net pension and other postretirement benefit income	(30)	(51)
Deferred income tax benefit	—	(2)
LIFO charge	102	19
Provision (recoveries) for losses on receivables	4	(3)
Non-cash interest expense and other adjustments	20	45
Changes in operating assets and liabilities	(497)	(24)
Net cash (used in) provided by operating activities of continuing operations	(31)	338
Net cash used in operating activities of discontinued operations	—	(2)
Net cash (used in) provided by operating activities	(31)	336
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(158)	(165)
Proceeds from dispositions of assets	231	57
Payments for investments	(28)	(4)
Net cash provided by (used in) investing activities of continuing operations	45	(112)
Net cash provided by investing activities of discontinued operations	—	1
Net cash provided by (used in) investing activities	45	(111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	500
Proceeds from borrowings under revolving credit line	3,853	3,452
Repayments of borrowings under revolving credit line	(3,453)	(3,369)
Repayments of long-term debt and finance leases	(369)	(787)
Proceeds from the issuance of common stock and exercise of stock options	9	—
Payment of employee restricted stock tax withholdings	(42)	(13)
Payments for debt issuance costs	(1)	(12)
Distributions to noncontrolling interests	(4)	(3)
Net cash used in financing activities	(7)	(232)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7	(7)
Cash and cash equivalents, at beginning of period	41	47
Cash and cash equivalents, at end of period	$48	$40
Supplemental disclosures of cash flow information:
Cash paid for interest	$110	$118
Cash payments (receipts) for federal, state, and foreign income taxes, net	$—	$(22)
Leased assets obtained in exchange for new operating lease liabilities	$260	$227
Leased assets obtained in exchange for new finance lease liabilities	$1	$—
Additions of property and equipment included in Accounts payable	$27	$49
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2022 and 2021 relate to the 13-week fiscal quarters ended April 30, 2022 and May 1, 2021, respectively. References to fiscal 2022 and 2021 year-to-date relate to the 39-week fiscal periods ended April 30, 2022 and May 1, 2021, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of April 30, 2022 and July 31, 2021, the Company had net book overdrafts of $271 million and $268 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $169 million and $67 million at April 30, 2022 and July 31, 2021, respectively.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The temporary guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. In fiscal 2020, the Company elected the initial expedient to assert probability of its hedged interest rate transactions. The Company expects to adopt the remaining applicable practical expedients of the standard in the fourth quarter of fiscal 2022 when it converts its LIBOR based contracts to Secured Overnight Financing Rate (“SOFR”) and does not expect a material impact on the Company’s Condensed Consolidated Financial Statements.

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

	Net Sales for the 13-Week Period Ended
(in millions)	April 30, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,111	$—	$—	$—	$3,111
Independent retailers	1,833	—	—	—	1,833
Supernatural	1,468	—	—	—	1,468
Retail	—	602	—	—	602
Other	565	—	60	—	625
Eliminations	—	—	—	(397)	(397)
Total	$6,977	$602	$60	$(397)	$7,242

	Net Sales for the 13-Week Period Ended
(in millions)	May 1, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$2,957	$—	$—	$—	$2,957
Independent retailers	1,599	—	—	—	1,599
Supernatural	1,287	—	—	—	1,287
Retail	—	590	—	—	590
Other	524	—	55	—	579
Eliminations	—	—	—	(381)	(381)
Total	$6,367	$590	$55	$(381)	$6,631

	Net Sales for the 39-Week Period Ended
(in millions)	April 30, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,436	$—	$—	$—	$9,436
Independent retailers	5,488	—	—	—	5,488
Supernatural	4,299	—	—	—	4,299
Retail	—	1,847	—	—	1,847
Other	1,620	—	166	—	1,786
Eliminations	—	—	—	(1,201)	(1,201)
Total	$20,843	$1,847	$166	$(1,201)	$21,655

	Net Sales for the 39-Week Period Ended
(in millions)	May 1, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,090	$—	$—	$—	$9,090
Independent retailers	4,972	—	—	—	4,972
Supernatural	3,799	—	—	—	3,799
Retail	—	1,829	—	—	1,829
Other	1,562	—	166	—	1,728
Eliminations	—	—	—	(1,203)	(1,203)
Total	$19,423	$1,829	$166	$(1,203)	$20,215
(1)Eliminations primarily includes the net sales elimination of Wholesale’s sales to Retail and the elimination of net sales included within Other to Wholesale.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the United States and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	April 30, 2022	July 31, 2021
Customer accounts receivable	$1,240	$1,115
Allowance for uncollectible receivables	(30)	(28)
Other receivables, net	18	16
Accounts receivable, net	$1,228	$1,103

Notes receivable, net, included within Prepaid expenses and other current assets	$7	$7
Long-term notes receivable, net, included within Other long-term assets	$13	$15

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Restructuring and integration costs	$8	$12	$15	$41
Closed property charges and costs, net	—	(2)	1	3
Total	$8	$10	$16	$44

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 31, 2021	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of April 30, 2022	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 31, 2021 and April 30, 2022.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 31, 2021 and April 30, 2022.

Identifiable intangible assets, net consisted of the following:

	April 30, 2022			July 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$279	$728	$1,007	$234	$773
Pharmacy prescription files	33	17	16	33	13	20
Operating lease intangibles	6	4	2	7	4	3
Trademarks and tradenames	84	49	35	84	45	39
Total amortizing intangible assets	1,130	349	781	1,131	296	835
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,186	$349	$837	$1,187	$296	$891
Amortization expense was $18 million and $18 million for the third quarters of fiscal 2022 and 2021, respectively, and $54 million and $60 million for fiscal 2022 and 2021 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of April 30, 2022 is as follows:

Fiscal Year:	(in millions)
Remaining fiscal 2022	$18
2023	72
2024	72
2025	70
2026	66
Thereafter	483
$781

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at April 30, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—
Mutual funds	Other long-term assets	$1	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$5	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 31, 2021
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$33	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$42	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of April 30, 2022, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $20 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $21 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	April 30, 2022		July 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$25	$21	$29	$26
Long-term debt, including current portion	$2,391	$2,422	$2,188	$2,278

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of April 30, 2022. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of April 30, 2022, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$30	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50	2.5558%	One-Month LIBOR	Monthly
		$1,230
(1)The swap contract has an amortizing notional principal amount which is reduced by $1 million on a quarterly basis.
(2)Subsequent to the third quarter of fiscal 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company does not expect to record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Condensed Consolidated Financial Statements.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$37	$44	$121	$164
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(9)	$(11)	$(30)	$(35)

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at April 30, 2022	Fiscal Maturity Year	April 30, 2022	July 31, 2021
Term Loan Facility	4.01%	2026	$800	$1,002
ABL Credit Facility	2.16%	2024	1,101	701
Senior Notes	6.75%	2029	500	500
Other secured loans	5.12%	2024-2025	26	37
Debt issuance costs, net			(25)	(35)
Original issue discount on debt			(11)	(17)
Long-term debt, including current portion			2,391	2,188
Less: current portion of long-term debt			(14)	(13)
Long-term debt			$2,377	$2,175

Refinancing Activities

Subsequent to the end of the third quarter of fiscal 2022, on June 3, 2022, the Company entered into a new loan agreement (the “2022 ABL Loan Agreement”), by and among the Company (the “2022 U.S. Borrower”) and UNFI Canada, Inc. (the “2022 Canadian Borrower” and, together with the 2022 U.S. Borrower, the “2022 Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “2022 ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the 2022 ABL Lenders, and the other parties thereto, which provides for a secured asset-based revolving credit facility (the “2022 ABL Credit Facility”), of which up to $2,600 million is available to the 2022 Borrowers, including a U.S. Dollar equivalent of $100 million sublimit for borrowings in Canadian dollars. The 2022 ABL Credit Facility replaced the Company’s existing $2,100 million ABL Credit Facility (defined below). Under the 2022 ABL Loan Agreement, the 2022 Borrowers may, at their option, increase the aggregate amount of the 2022 ABL Credit Facility in an amount of up to $750 million without the consent of any 2022 ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available. Effective June 3, 2022, the Company used borrowings under the 2022 ABL Loan Agreement to repay all amounts outstanding under the ABL Loan Agreement and terminated the ABL Credit Facility.

The 2022 ABL Loan Agreement utilizes Term SOFR and Prime rates as the benchmark interest rates. Borrowings under the 2022 ABL Credit Facility bear interest at rates that, at the 2022 Borrowers’ option, can be either: (i) a base rate plus a 0.00% - 0.25% margin or (ii) a Term SOFR rate plus a 1.00% - 1.25% margin. Unutilized commitments under the 2022 ABL Credit Facility are subject to a per annum fee of 0.20%. The 2022 ABL Credit Facility will expire at the earlier of (i) June 3, 2027, and (ii) the date that is ninety days prior to the maturity date of the Term Loan Facility (defined below) if on such date more than $100 million of borrowings under the Term Loan Facility remain outstanding and matures prior to June 3, 2027. The 2022 ABL Loan Agreement subjects the Company to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate borrowing base.

The 2022 ABL Loan Agreement contains certain operational and informational covenants customary for this type of secured revolving credit facility, which limit the Company’s restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to its stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates and merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets on a consolidated basis. If the Company fails to comply with any of these covenants, it may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

The 2022 Borrowers’ obligations under the 2022 ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The 2022 Borrowers’ obligations under the 2022 ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the 2022 Borrowers’ and Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the 2022 Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the 2022 ABL Credit Facility is subject to a borrowing base (the “2022 Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90.0% - 92.5% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy prescription files availability of the 2022 Borrowers, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the 2022 ABL Credit Facility (currently $2,600 million) or the 2022 Borrowing Base.

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the 2022 ABL Credit Facility or the Term Loan Facility (defined below).

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

The Borrowers’ obligations under the ABL Credit Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Borrowers’ and Guarantors’ accounts receivable, inventory and ABL Assets and (ii) a second-priority lien on all of the Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy prescription files availability of the Borrowers, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the ABL Credit Facility ($2,100 million at April 30, 2022) or the Borrowing Base.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions)(1):	April 30, 2022	July 31, 2021
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$2,696	$2,297
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$1,134	$1,041
(1)The ABL Credit Facility is also secured by all of the Company’s pharmacy prescription files, which are included in Intangibles, net in the Condensed Consolidated Balance Sheets. Refer to Note 5—Goodwill and Intangible Assets, Net for additional information.

As of April 30, 2022, the U.S. Borrowers’ Borrowing Base, net of $135 million of reserves, was $2,649 million, which is above the $2,050 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of April 30, 2022, the Canadian Borrower’s Borrowing Base, net of $6 million of reserves, was $46 million, which is below the $50 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,096 million for ABL Loans and letters of credit under the ABL Credit Facility. As of April 30, 2022, the U.S. Borrowers had $1,101 million of ABL Loans and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $5 million and are included in Long-term debt on the Condensed Consolidated Balance Sheets. As of April 30, 2022, the U.S. Borrowers had $134 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $861 million as of April 30, 2022.

ABL availability (in millions):	April 30, 2022
Total availability for ABL Loans and letters of credit	$2,096
ABL Loans	$1,101
Letters of credit	$134
Unused credit	$861

The applicable interest rates, letter of credit fees and unutilized commitment fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	April 30, 2022
U.S. and Canadian Borrowers’ applicable margin for base rate loans	—% - 0.50%	0.25%
U.S. and Canadian Borrowers’ applicable margin for LIBOR and BA loans(1)	1.00% - 1.50%	1.25%
Unutilized commitment fees	0.25% - 0.375%	0.25%
Letter of credit fees	1.125% - 1.625%	1.375%
(1) The U.S. Borrowers utilize LIBOR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Term Loan Facility

The term loan agreement (“Term Loan Agreement”), by and among the Company and SUPERVALU INC. (“Supervalu” and collectively with the Company, the “Term Borrowers”), the financial institutions that are parties thereto as lenders, Credit Suisse, as administrative agent for the Lenders, and the other parties thereto, provides for senior secured first lien term loans in an initial aggregate principal amount of $1,800 million in a seven-year tranche (the “Term Loan Facility”). The loans under the Term Loan Facility will be payable in full on October 22, 2025.

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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of April 30, 2022 and July 31, 2021, there was $627 million and $676 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2021, no prepayment from Excess Cash Flow in fiscal 2021 is required to be made in fiscal 2022. The potential amount of prepayment from Excess Cash Flow in fiscal 2022 that may be required in fiscal 2023 is not reasonably estimable as of April 30, 2022.

As of April 30, 2022, the Company had borrowings of $800 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $13 million and an original issue discount on debt of $11 million. As of April 30, 2022, no amount of the Term Loan Facility was classified as current.

As of April 30, 2022, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a LIBOR rate plus a margin of 3.25%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

On November 10, 2021, the Company entered into an amendment (the “Second Term Loan Amendment”) amending the Term Loan Agreement. The amendment provides for (i) the reduction of the applicable margin for LIBOR loans from 3.50% to 3.25% and the applicable margin for base rate loans from 2.50% to 2.25%, and (ii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility. In conjunction with the Second Term Loan Amendment, the Company made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility that reduced its interest costs. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which was recorded within Interest expense, net in the second quarter of fiscal 2022. On March 1, 2022, the Company made a $44 million voluntary prepayment on the Term Loan Facility from the majority of the after-tax net proceeds from the sale-leaseback of an acquired distribution center that was previously leased. These voluntary prepayments will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, which would be due in fiscal 2023.

Subsequent to the end of the third quarter of fiscal 2022, on June 3, 2022, the Company entered into an amendment (the “Third Term Loan Amendment”) to the Term Loan Agreement to amend the reference rate thereunder from LIBOR to Term SOFR. There were no other changes to the Term Loan Agreement as a result of the Third Loan Amendment. The Company does not expect to record any gains or losses on the conversion of these interest rate swap contracts from LIBOR to SOFR.

NOTE 9—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) by component, net of tax, for fiscal 2022 year-to-date are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income (loss) before reclassifications	1	—	(3)	36	34
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	3	—	—	22	25
Net current period Other comprehensive income (loss)	4	2	(3)	58	61
Accumulated other comprehensive income (loss) at April 30, 2022	$4	$39	$(19)	$(2)	$22

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2021 year-to-date are as follows:

(in millions)	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	—	6	10	16
Amortization of amounts included in net periodic benefit income	(1)	—	—	(1)
Amortization of cash flow hedges	—	—	26	26
Net current period Other comprehensive (loss) income	(1)	6	36	41
Accumulated other comprehensive loss at May 1, 2021	$(117)	$(15)	$(66)	$(198)

Items reclassified out of Accumulated other comprehensive income (loss) had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$—	$—	$2	$(1)	Net periodic benefit income, excluding service cost
Income tax expense (benefit)	—	—	—	—	Provision for income taxes
Total reclassifications, net of tax	$—	$—	$2	$(1)

Swap agreements:
Reclassification of cash flow hedges	$9	$11	$30	$35	Interest expense, net
Income tax benefit	(2)	(2)	(8)	(9)	Provision for income taxes
Total reclassifications, net of tax	$7	$9	$22	$26

Other cash flow hedges:
Reclassification of cash flow hedge	$2	$—	$4	$—	Cost of sales
Income tax benefit	—	—	(1)	—	Provision for income taxes
Total reclassification, net of tax	$2	$—	$3	$—

(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 11—Benefit Plans.

As of April 30, 2022, the Company expects to reclassify $2 million related to unrealized derivative gains out of Accumulated other comprehensive income (loss) and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In fiscal 2022 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.2 million shares. As of April 30, 2022, there were 2.9 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net Periodic Benefit (Income) Cost
Interest cost	$10	$10	$—	$(1)
Expected return on plan assets	(20)	(26)	—	—
Amortization of net actuarial gain	—	—	—	—
Net periodic benefit income	$(10)	$(16)	$—	$(1)

Contributions to benefit plans	$(1)	$—	$—	$(1)

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net Periodic Benefit (Income) Cost
Interest cost	$29	$28	$—	$—
Expected return on plan assets	(61)	(78)	—	—
Amortization of prior service cost (credit)	—	—	2	(1)
Amortization of net actuarial loss (gain)	—	1	—	(1)
Net periodic benefit (income) cost	$(32)	$(49)	$2	$(2)

Contributions to benefit plans	$(1)	$(1)	$(2)	$(3)

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

Multiemployer Pension Plans

The Company contributed $12 million and $12 million in the third quarters of fiscal 2022 and 2021, respectively, and $34 million and $36 million in fiscal 2022 and 2021 year-to-date, respectively, to multiemployer pension plans, which are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the third quarter of fiscal 2022 was 29.9% compared to 24.2% for the third quarter of fiscal 2021. The change in the effective tax rate was primarily driven by limitations on the deductibility of certain share-based compensation expenses in the third quarter of fiscal 2022 and a discrete benefit for the vesting of employee stock awards in the third quarter of fiscal 2021 that was not material to the effective tax rate in the third quarter of fiscal 2022.

The effective tax rate for fiscal 2022 year-to-date was 19.9% compared to 22.9% for fiscal 2021 year-to-date. The change in the effective tax rate was primarily driven by discrete tax benefits from employee stock award vestings that occurred in fiscal 2022 year-to-date. The impacts from the release of unrecognized tax positions in fiscal 2022 year-to-date were comparable to fiscal 2021 year-to-date.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		39-Week Period Ended
(in millions, except per share data)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Basic weighted average shares outstanding	58.4	56.5	57.9	56.0
Net effect of dilutive stock awards based upon the treasury stock method	2.5	4.0	3.1	3.7
Diluted weighted average shares outstanding	60.9	60.5	61.0	59.7

Basic earnings per share:
Continuing operations	$1.15	$0.85	$3.62	$1.84
Discontinued operations	$—	$0.01	$—	$0.06
Basic earnings per share	$1.15	$0.86	$3.62	$1.90
Diluted earnings per share:
Continuing operations	$1.10	$0.79	$3.44	$1.73
Discontinued operations	$—	$0.01	$—	$0.05
Diluted earnings per share	$1.10	$0.80	$3.44	$1.78

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.5	0.8	0.5	1.2

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

In the third quarter of fiscal 2022, the Company changed its measure of segment profit to exclude the non-cash LIFO charge or benefit from Adjusted EBITDA. Prior period Adjusted EBITDA amounts and the reconciliation to Income from continuing operations before income taxes have been recast to reflect this change in the measure of segment profit.

The following table provides continuing operations information by reportable segment, including Net sales, Adjusted EBITDA with a reconciliation to Income from continuing operations before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net sales:
Wholesale(1)	$6,977	$6,367	$20,843	$19,423
Retail	602	590	1,847	1,829
Other	60	55	166	166
Eliminations	(397)	(381)	(1,201)	(1,203)
Total Net sales	$7,242	$6,631	$21,655	$20,215
Continuing Operations Adjusted EBITDA:
Wholesale(2)	$171	$166	$522	$490
Retail(2)	14	23	68	75
Other	11	—	27	(4)
Eliminations	—	(5)	(1)	(1)
Adjustments:
Net income attributable to noncontrolling interests	1	2	4	5
Net periodic benefit income, excluding service cost	10	17	30	51
Interest expense, net	(37)	(44)	(121)	(164)
Other, net	1	1	2	4
Depreciation and amortization	(72)	(66)	(210)	(210)
Share-based compensation	(10)	(11)	(33)	(38)
LIFO charge(2)	(72)	(5)	(102)	(19)
Restructuring, acquisition and integration related expenses	(8)	(10)	(16)	(44)
Gain on sale of assets	88	—	87	—
Multi-employer pension plan withdrawal benefit	—	—	8	—
Other retail expense	—	(2)	1	(5)
Income from continuing operations before income taxes	$97	$66	$266	$140
Depreciation and amortization:
Wholesale	$64	$58	$186	$185
Retail	7	7	22	21
Other	1	1	2	4
Total depreciation and amortization	$72	$66	$210	$210
Payments for capital expenditures:
Wholesale	$47	$66	$145	$150
Retail	5	7	13	15
Total capital expenditures	$52	$73	$158	$165
(1)As presented in Note 3—Revenue Recognition, for the third quarters of fiscal 2022 and 2021, the Company recorded $337 million and $331 million, respectively, and $1,032 million and $1,050 million in fiscal 2022 and 2021 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation.
(2)As a result of the segment profit measurement revision discussed above, previously reported Adjusted EBITDA disclosures by segment and the reconciliation to Income from continuing operations before income taxes has been recast to exclude the impact of the non-cash LIFO charge or benefit.

Total assets of continuing operations by reportable segment were as follows:

(in millions)	April 30, 2022	July 31, 2021
Assets:
Wholesale	$6,962	$6,536
Retail	592	566
Other	368	462
Eliminations	(44)	(43)
Total assets of continuing operations	$7,878	$7,521

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of April 30, 2022. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eight years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of April 30, 2022, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $23 million ($20 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of April 30, 2022, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Sale-Leaseback Arrangement

During the third quarter of fiscal 2022, the Company acquired the real property of a previously leased distribution center for approximately $153 million. Immediately following this acquisition, the Company monetized this property through a sale-leaseback transaction, pursuant to which the Company received $225 million in aggregate proceeds for the sale of the property, which reflected the fair value of the property. Under the terms of the sale-leaseback agreement, the Company entered into a lease for the distribution center for a term of 15 years. The Company recorded a pre-tax gain on sale of approximately $87 million in the third quarter of fiscal 2022 as a result of the transactions, which primarily represented the pre-tax net proceeds.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of April 30, 2022, the Company had approximately $300 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020 the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020 the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the Relators filed a petition for rehearing and defendants filed a response on November 9, 2021. On December 3, 2021, the 7th Circuit denied the petition for rehearing. On April 1, 2022, the Relators filed a petition for a writ of certiorari with the United States Supreme Court. The Company’s response is due June 20, 2022.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of April 30, 2022, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—SUBSEQUENT EVENTS

Refer to Note 8—Long-Term Debt for disclosure of the ABL Credit Facility’s refinancing and Term Loan Facility’s amendment.

Refer to Note 7—Derivatives for disclosure of the outstanding interest rate swap contract amendments from LIBOR to SOFR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services to retailers in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer nearly 300,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states, as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities with independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We introduced our Fuel the Future strategy with the mission of helping to make our customers stronger, our supply chain better and our food solutions more inspired. Fuel the Future is composed of six strategic pillars, which are detailed in “Part I. Item 1. Business” of our Annual Report. Collectively, the actions and plans behind each pillar are meant to capitalize on our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet, the positioning of our retail operations and our focus on delivering returns for our shareholders.

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

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, changes in the food distribution market structure and changes in trends in consumer behavior. We expect that food-at-home expenditures as a percentage of total food expenditures will remain elevated in the near term compared to levels prior to the COVID-19 pandemic, which we refer to as the pandemic. We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue. We expect to benefit from this trend through the growth of our traditional eCommerce customers, our Community Marketplace, an online marketplace connecting suppliers and retailers, and EasyOptions, which directly services non-traditional customers.

Considerable uncertainty remains regarding the future impact of the pandemic on our business. The pandemic continues to evolve and affect global economies, markets and supply chains. The continued impact on our results is uncertain and dependent upon future developments, including any resurgence of infection rates and new variants with higher transmissibility, any economic downturn, the availability and efficacy of vaccines and treatments, actions taken by governmental authorities and other third parties in response to the pandemic such as social distancing orders, vaccine mandates or companies’ remote work policies, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations. We continue to implement mitigation measures to protect our associates and workplaces, including safety protocols and strongly encouraging vaccinations/boosters.

We are experiencing a tighter operating labor market for our warehouse and driver associates in fiscal 2022 than we have in recent years, which has caused additional reliance on and higher costs from third-party resources, and incremental hiring and wage costs. We believe this operating environment has been impacted by labor force availability and the pandemic. We continue to take actions to fill open roles and maintain existing and future employment levels.

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

Distribution Center Network

Network Optimization and Construction

In the first quarter of fiscal 2022, we started shipping from our Allentown, Pennsylvania distribution center, which has a capacity of 1.3 million square feet and is being utilized to service customers in that geographical area. We incurred start-up costs and operating losses, and expect to continue to incur operating losses for fiscal 2022 as the volume in this facility ramps up to its expected full operating capacity.

We evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Retail Operations

We currently operate 76 continuing operations Retail grocery stores, including 56 Cub Foods corporate stores and 20 Shoppers Food Warehouse stores. In addition, we supply another 27 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

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

Impact of Inflation

We experienced a mix of inflation across product categories during the third quarter of fiscal 2022. In the aggregate across our businesses, including the mix of products, management estimates our business experienced cost inflation of approximately seven percent in the third quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and include discounts we offer to our customers. Generally in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant.

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

Operating expenses

Operating expenses include distribution expenses of warehousing, delivery, purchasing, receiving, selecting, and outbound transportation expenses, and selling and administrative expenses. These expenses include salaries and wages, employee benefits, occupancy, insurance, depreciation and amortization expense and share-based compensation expense.

Restructuring, acquisition and integration expenses

Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, share-based compensation acceleration charges and acquisition and integration expenses. Integration expenses include certain professional consulting expenses related to business transformation and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less net income attributable to noncontrolling interests, plus non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, non-cash LIFO charge or benefit, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, (Gain) loss on sale of assets, certain legal charges and gains, certain other non-cash charges or other items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above.

During the third quarter of fiscal 2022, the Company revised its definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. The Company believes that this change provides a better indicator of its underlying operating performance and permits better comparability between periods. Refer to footnote one in the table below and Note 14—Business Segments in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the impact of the change in definition of Adjusted EBITDA. In the fourth quarter of fiscal 2021, we made changes to line item references in our Condensed Consolidated Financial Statements, for which the definition and reconciliation of Adjusted EBITDA has been recast for consistency, such that all periods presented reflect the same reconciliation. This change in the fourth quarter of fiscal 2021 did not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following tables for the prior-period presentation of two discontinued operations stores moved to continuing operations as discussed in Note 1—Significant Accounting Policies within Part II, Item 8 of the Annual Report and with respect to Adjusted EBITDA for prior period presentation of the change in segment profit measurement discussed in Note 14—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q.

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	Change	April 30, 2022	May 1, 2021	Change
Net sales	$7,242	$6,631	$611	$21,655	$20,215	$1,440
Cost of sales	6,230	5,661	569	18,526	17,280	1,246
Gross profit	1,012	970	42	3,129	2,935	194
Operating expenses	969	868	101	2,845	2,642	203
Restructuring, acquisition and integration related expenses	8	10	(2)	16	44	(28)
Gain on sale of assets	(88)	—	(88)	(87)	—	(87)
Operating income	123	92	31	355	249	106
Net periodic benefit income, excluding service cost	(10)	(17)	7	(30)	(51)	21
Interest expense, net	37	44	(7)	121	164	(43)
Other, net	(1)	(1)	—	(2)	(4)	2
Income from continuing operations before income taxes	97	66	31	266	140	126
Provision for income taxes	29	16	13	53	32	21
Net income from continuing operations	68	50	18	213	108	105
Income from discontinued operations, net of tax	—	—	—	—	3	(3)
Net income including noncontrolling interests	68	50	18	213	111	102
Less net income attributable to noncontrolling interests	(1)	(2)	1	(4)	(5)	1
Net income attributable to United Natural Foods, Inc.	$67	$48	$19	$209	$106	$103

Adjusted EBITDA	$196	$185	$11	$616	$564	$52

The following table reconciles Adjusted EBITDA to Net income from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net income from continuing operations	$68	$50	$213	$108
Adjustments to continuing operations net income:
Less net income attributable to noncontrolling interests	(1)	(2)	(4)	(5)
Net periodic benefit income, excluding service cost	(10)	(17)	(30)	(51)
Interest expense, net	37	44	121	164
Other, net	(1)	(1)	(2)	(4)
Provision for income taxes	29	16	53	32
Depreciation and amortization	72	66	210	210
Share-based compensation	10	11	33	38
LIFO charge(1)	72	5	102	19
Restructuring, acquisition and integration related expenses(2)	8	10	16	44
Gain on sale of assets(3)	(88)	—	(87)	—
Multi-employer pension plan withdrawal benefit(4)	—	—	(8)	—
Other retail expense(5)	—	2	(1)	5
Adjusted EBITDA of continuing operations	196	184	616	560
Adjusted EBITDA of discontinued operations(6)	—	1	—	4
Adjusted EBITDA	$196	$185	$616	$564

Income from discontinued operations, net of tax	$—	$—	$—	$3
Adjustments to discontinued operations net income:
Provision for income taxes	—	1	—	—
Restructuring, store closure and other charges, net	—	—	—	1
Adjusted EBITDA of discontinued operations	$—	$1	$—	$4
(1)During the third quarter of fiscal 2022, the Company revised its definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. The following illustrates the impact of the revised definition on previously reported periods to show the effect of this change:

	13-Week Period Ended	39-Week Period Ended
(in millions)	May 1, 2021	May 1, 2021
Adjusted EBITDA of continuing operations (previously reported definition)	$179	$541
LIFO Charge	5	19
Adjusted EBITDA of continuing operations (revised definition)	184	560
Adjusted EBITDA of discontinued operations	1	4
Adjusted EBITDA (revised definition)	$185	$564
(2)Fiscal 2021 primarily reflects costs associated with advisory and transformational activities as we position our business for further value-creation following the Supervalu acquisition. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Fiscal 2022 primarily reflects the gain on sale of our Riverside, California distribution center in the third quarter of fiscal 2022. Refer to the gain on sale of assets discussion below for additional information.
(4)Reflects an adjustment to multi-employer withdrawal charge estimates.
(5)Reflects expenses associated with event-specific damages to certain retail stores and store closure costs.
(6)The two remaining retail stores in discontinued operations were sold in the second quarter of fiscal 2022.

RESULTS OF OPERATIONS

Net Sales

Our net sales by customer channel were as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		39-Week Period Ended		Increase (Decrease)
Customer Channel(1)	April 30, 2022	May 1, 2021	$	%	April 30, 2022	May 1, 2021	$	%
Chains	$3,111	$2,957	$154	5.2%	$9,436	$9,090	$346	3.8%
Independent retailers	1,833	1,599	234	14.6%	5,488	4,972	516	10.4%
Supernatural	1,468	1,287	181	14.1%	4,299	3,799	500	13.2%
Retail	602	590	12	2.0%	1,847	1,829	18	1.0%
Other	625	579	46	7.9%	1,786	1,728	58	3.4%
Eliminations	(397)	(381)	(16)	4.2%	(1,201)	(1,203)	2	(0.2)%
Total net sales	$7,242	$6,631	$611	9.2%	$21,655	$20,215	$1,440	7.1%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Third Quarter

Our net sales for the third quarter of fiscal 2022 increased approximately 9.2% from the third quarter of fiscal 2021. The increase in net sales was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross selling, partially offset by supply chain challenges and modest market contraction.

Chains net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers.

Independent retailers net sales increased primarily due to sales under a new supply agreement with a new customer for East Coast locations commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers.

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

Retail net sales increased primarily due to a 2.4% increase in identical store sales from higher average basket sizes. Retail identical store sales are defined as net product sales from stores operating since the beginning of the prior-year period, including store expansions and excluding fuel costs and announced planned store dispositions. Identical store sales is a common metric used to understand the sales performance of retail stores as it removes the impact of new and closed stores.

Year-to-Date

Our net sales for fiscal 2022 year-to-date increased approximately 7.1% from fiscal 2021 year-to-date. The increase in net sales was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross selling, partially offset by supply chain challenges and modest market contraction.

Chains net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers.

Independent retailers net sales increased primarily due to sales under a new supply agreement with a new customer for East Coast locations commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers.

Supernatural net sales increased primarily due to growth in existing store sales, including the supply of new product categories previously impacted by the pandemic, such as bulk and ingredients used for prepared foods, and increased sales to new stores.

Retail net sales increased primarily due to a 1.1% increase in identical store sales from higher average basket sizes.

Cost of Sales and Gross Profit

Our gross profit increased $42 million, or 4.3%, to $1,012 million for the third quarter of fiscal 2022, from $970 million for the third quarter of fiscal 2021. Our gross profit as a percentage of net sales decreased to 14.0% for the third quarter of fiscal 2022 compared to 14.6% for the third quarter of fiscal 2021. The LIFO charge was $72 million and $5 million in the third quarter of fiscal 2022 and 2021, respectively. Excluding the non-cash LIFO charge, gross margin rate was 15.0% of net sales and 14.7% of net sales for the third quarter of fiscal 2022 and 2021, respectively. The increase in gross margin rate, excluding the LIFO charge, was driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s ValuePath initiative, partially offset by changes in customer mix.

Our gross profit increased $194 million, or 6.6%, to $3,129 million for fiscal 2022 year-to-date, from $2,935 million for fiscal 2021 year-to-date. Our gross profit as a percentage of net sales decreased to 14.4% for fiscal 2022 year-to-date compared to 14.5% for fiscal 2021 year-to-date. The LIFO charge was $102 million and $19 million for fiscal 2022 year-to-date and for fiscal 2021 year-to-date, respectively. Excluding the non-cash LIFO charge, gross margin rate was 14.9% of net sales and 14.6% of net sales for fiscal 2022 year-to-date and fiscal 2021 year-to-date, respectively. The increase in gross margin rate, excluding the LIFO charge, was driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s ValuePath initiative, partially offset by changes in customer mix.

Operating Expenses

Operating expenses increased $101 million, or 11.6%, to $969 million, or 13.4% of net sales, for the third quarter of fiscal 2022 compared to $868 million, or 13.1% of net sales, for the third quarter of fiscal 2021. The increase in operating expenses as a percent of net sales resulted from continued investments in servicing our customers, which led to approximately 50 basis points of higher transportation and distribution center labor costs in the third quarter of fiscal 2022, and occupancy-related inflation, which were partially offset by leveraging fixed costs and benefits of the Company’s ValuePath initiative.

Operating expenses increased $203 million, or 7.7%, to $2,845 million, or 13.1% of net sales, for fiscal 2022 year-to-date compared to $2,642 million, or 13.1% of net sales, for fiscal 2021 year-to-date. Operating expenses were approximately flat as a percent of net sales. Changes in operating expenses as a percentage of net sales included continued investments in servicing our customers, which led to approximately 50 basis points of higher transportation expenses and distribution labor costs in fiscal 2022 year-to-date, occupancy-related inflation, and the temporary, voluntary closure of a distribution center in the first quarter of fiscal 2022. These increases were partially offset by leveraging fixed expenses and lower year-over-year distribution center start-up and consolidation costs.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $8 million for the third quarter of fiscal 2022 and $10 million for the third quarter of fiscal 2021.

Restructuring, acquisition and integration related expenses were $16 million for fiscal 2022 year-to-date. Expenses for fiscal 2021 year-to-date were $44 million, which included $41 million of restructuring and integration costs primarily reflecting costs associated with advisory and transformational activities as we position our business for further value creation following the Supervalu acquisition and $3 million of closed property charges and costs.

Gain on Sale of Assets

During the third quarter of fiscal 2022, we acquired the real property of our Riverside, California distribution center for approximately $153 million. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property, which represented the fair value of the property. Under the terms of the sale-leaseback agreement, we entered into a lease for the distribution center for a term of 15 years. We recorded a pre-tax gain on sale of approximately $87 million in the third quarter of fiscal 2022 as a result of the transactions, which primarily reflects the pre-tax net proceeds.

Operating Income

Reflecting the factors described above, operating income increased $31 million to $123 million for the third quarter of fiscal 2022, compared to $92 million for the third quarter of fiscal 2021. The increase in operating income was primarily driven by an increase in gain on sale of assets and gross profit, partially offset by an increase in operating expenses, all of which are described above.

Reflecting the factors described above, operating income increased $106 million to $355 million for fiscal 2022 year-to-date, from operating income of $249 million for fiscal 2021 year-to-date. The increase in operating income was primarily driven by an increase in gross profit and gain on sale of assets, and lower restructuring, acquisition and integration expenses, partially offset by an increase in operating expenses, all of which are described above.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $7 million to $10 million for the third quarter of fiscal 2022, from $17 million for the third quarter of fiscal 2021. Net periodic benefit income, excluding service cost decreased $21 million to $30 million for fiscal 2022 year-to-date, from $51 million for fiscal 2021 year-to-date. The decrease in Net periodic benefit income, excluding service cost for the third quarter and fiscal 2022 year-to-date as compared to the respective comparative periods was primarily driven by lower expected rates of return on plan assets driven by a higher target investment allocation to fixed income assets.

Interest Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Interest expense on long-term debt, net of capitalized interest	$32	$35	$95	$110
Interest expense on finance lease obligations	1	4	10	14
Amortization of financing costs and discounts	3	3	9	10
Loss on debt extinguishment	1	2	7	31
Interest income	—	—	—	(1)
Interest expense, net	$37	$44	$121	$164

The decrease in interest expense on long-term debt, net of capitalized interest, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily driven by lower outstanding debt balances and lower average interest rates.

The decrease in loss on debt extinguishment costs in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to higher mandatory and voluntary prepayments on the Term Loan Facility made in fiscal 2021 year-to-date. Refer to Note 8—Long-Term Debt for further information.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2022 was 29.9% compared to 24.2% for the third quarter of fiscal 2021. The change in the effective tax rate was primarily driven by limitations on the deductibility of certain share-based compensation expenses in the third quarter of fiscal 2022 and a discrete benefit for the vesting of employee stock awards in the third quarter of fiscal 2021 that was not material to the effective tax rate in the third quarter of fiscal 2022.

The effective tax rate for fiscal 2022 year-to-date was 19.9% compared to 22.9% for fiscal 2021 year-to-date. The change in the effective tax rate was primarily driven by discrete tax benefits from employee stock award vestings that occurred in fiscal 2022 year-to-date. The impacts from the release of unrecognized tax positions in fiscal 2022 year-to-date were comparable to fiscal 2021 year-to-date.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $67 million, or $1.10 per diluted common share, for the third quarter of fiscal 2022, compared to $48 million, or $0.80 per diluted common share, for the third quarter of fiscal 2021.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $209 million, or $3.44 per diluted common share, for fiscal 2022 year-to-date, compared to $106 million, or $1.78 per diluted common share, for fiscal 2021 year-to-date.

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

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	Change	April 30, 2022	May 1, 2021	Change
Net sales:
Wholesale	$6,977	$6,367	$610	$20,843	$19,423	$1,420
Retail	602	590	12	1,847	1,829	18
Other	60	55	5	166	166	—
Eliminations	(397)	(381)	(16)	(1,201)	(1,203)	2
Total Net sales	$7,242	$6,631	$611	$21,655	$20,215	$1,440
Continuing operations Adjusted EBITDA:
Wholesale(1)	$171	$166	$5	$522	$490	$32
Retail(1)	14	23	(9)	68	75	(7)
Other	11	—	11	27	(4)	31
Eliminations	—	(5)	5	(1)	(1)	—
Total continuing operations Adjusted EBITDA	$196	$184	$12	$616	$560	$56
(1)Adjusted EBITDA amounts as previously reported by segment have been recast to conform with the revised segment profit measure of Adjusted EBITDA, which excludes the non-cash LIFO charge or benefit recorded by segment. The effect of the revision increased Adjusted EBITDA for Wholesale and Retail by $4 million and $1 million for the third quarter of fiscal 2021, respectively, and increased Adjusted EBITDA for Wholesale and Retail by $18 million and $1 million for fiscal 2021 year-to-date, respectively.

Net Sales

Third Quarter

Wholesale’s net sales increased primarily due to growth in the Independent retailers, Supernatural and Chains channels, as discussed in the Net Sales section above.

Retail’s net sales increased primarily due to a 2.4% increase in identical store sales from higher average basket sizes.

The increase in eliminations net sales was driven by higher sales from Other to Wholesale.

Year-to-Date

Wholesale’s net sales increased primarily due to growth in sales to existing customers in the Independent retailers, Supernatural and Chains, as discussed in the Net Sales section above.

Retail’s net sales increased primarily due to a 1.1% increase in identical store sales from higher average basket sizes.

Adjusted EBITDA

Third Quarter

Wholesale’s Adjusted EBITDA increased 3.0% for the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The increase was driven by gross profit expansion excluding the LIFO charge, in excess of higher operating costs. Wholesale’s gross profit increase excluding the LIFO charge for the third quarter of fiscal 2022 was $105 million with a gross profit rate increase of approximately 41 basis points primarily driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative, which was partially offset by changes in customer mix. Wholesale’s operating expense increased $101 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 58 basis points driven by the decision to invest in higher transportation expenses and distribution center labor to better support our customers in this year’s third quarter, partially offset by leveraging fixed expenses. Wholesale’s depreciation expense increased $6 million compared to last year.

Retail’s Adjusted EBITDA decreased 39.1% for the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The decrease was driven by higher Retail operating expenses from higher employee and occupancy costs, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense was approximately flat compared to last year.

Year-To-Date

Wholesale’s Adjusted EBITDA increased 6.5% for fiscal 2022 year-to-date as compared to fiscal 2021 year-to-date. The increase was driven by gross profit expansion excluding the LIFO charge, in excess of higher operating costs. Wholesale’s gross profit increase excluding the LIFO charge for fiscal 2022 year-to-date was $284 million and gross profit rate increased approximately 52 basis points driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative, which was partially offset by changes in customer mix. Wholesale’s operating expense increased $252 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 54 basis points primarily driven by the decision to invest in higher transportation expenses and distribution labor to better support our customers in fiscal 2022 year-to-date, and the temporary, voluntary closure of a distribution center, partially offset by leveraging fixed expenses and lower year-over-year distribution center start-up and consolidation costs. Wholesale’s depreciation expense increased $1 million.

Retail’s Adjusted EBITDA decreased 9.3% for fiscal 2022 year-to-date as compared to fiscal 2021 year-to-date, driven by higher Retail operating expenses from higher employee and occupancy costs, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of April 30, 2022 was $909 million and consisted of the following:
◦Unused credit under our $2,100 million secured asset-based revolving credit facility (the “ABL Credit Facility”) was $861 million, which decreased $419 million from $1,280 million as of July 31, 2021, primarily due to increased cash utilized to fund working capital increases and a voluntary prepayment on the Term Loan Facility described below.
◦Cash and cash equivalents was $48 million, which increased $7 million from $41 million as of July 31, 2021.
•Our total debt increased $203 million to $2,391 million as of April 30, 2022 from $2,188 million as of July 31, 2021, primarily related to additional borrowings under the ABL Credit Facility, to fund working capital increases.
•Working capital increased $528 million to $1,591 million as of April 30, 2022 from $1,063 million as of July 31, 2021, primarily due to increases in inventory and accounts receivable levels related to new customers and sales growth of existing customers, partially offset by an increase in accounts payable related to inventories. In the remainder of fiscal 2022, scheduled debt maturities are expected to be $4 million.

•In the second quarter of fiscal 2022, we made a voluntary prepayment of $150 million on the term loan agreement (the “Term Loan Agreement”) related to our $1,950 million term loan facility (the “Term Loan Facility”) funded with incremental borrowings under the ABL Credit Facility that reduced our interest costs. This prepayment will count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, if any, which would be due in fiscal 2023. Also in the second quarter of fiscal 2022, we amended our Term Loan Agreement to reduce the applicable margin for LIBOR and base rate loans under the Term Loan Facility by 25 basis points.
•In the third quarter fiscal 2022, we paid $153 million to acquire the Riverside, California distribution center, which reduced our Current portion of long-term debt and finance lease liabilities by $96 million with the remainder primarily reducing our Accrued expenses and other current liabilities. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property. In March 2022, we made a $44 million voluntary prepayment on the Term Loan Facility from the majority of the after-tax net proceeds from the transactions. This prepayment will also count towards satisfying any requirement to make a mandatory prepayment with Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2022, if any, which would be due in fiscal 2023.
•Subsequent to the end of the third quarter of fiscal 2022, we entered into a new loan agreement (the “2022 ABL Loan Agreement”), which provides for a $2,600 million secured asset-based revolving credit facility (“2022 ABL Credit Facility”), and we used borrowings thereunder to repay all amounts outstanding under the ABL Credit Facility and terminated the ABL Credit Facility. Our total available liquidity increased by $500 million in connection with this refinancing, which reflects borrowing base levels at closing. The 2022 ABL Loan Agreement utilizes Term Secured Overnight Financing Rate (“SOFR”) and Prime rates as the benchmark interest rates. Borrowings under the 2022 ABL Loan Agreement bear interest at rates that, at the applicable borrowers’ option, can be either: (i) a base rate plus a 0.00% - 0.25% margin or (ii) a Term SOFR rate plus a 1.00% - 1.25% margin. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2022 with internally generated funds, proceeds from asset sales and borrowings under the 2022 ABL Credit Facility.

Our primary sources of liquidity are from internally generated funds and from borrowing capacity under the 2022 ABL Credit Facility. We believe our short-term and long-term financing abilities are adequate as a supplement to internally generated cash flows to satisfy debt obligations and fund capital expenditures as opportunities arise. Our continued access to short-term and long-term financing through credit markets depends on numerous factors, including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.

Primary uses of cash include debt service, capital expenditures, working capital maintenance and income tax payments. We typically finance working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories.

We currently do not pay a dividend on our common stock, and have no plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, 2022 ABL Credit Facility and Senior Notes. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During fiscal 2022 year-to-date, we borrowed a net $400 million under the ABL Credit Facility and repaid $202 million on the Term Loan Facility related to voluntary prepayments. We entered into a second amendment to the Term Loan Facility to, among other things, reduce the applicable margin by 0.25%. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information, including a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements.

Our Term Loan Agreement and the indenture governing our unsecured 6.75% Senior Notes due October 15, 2028 (the “Senior Notes”) do not include any financial maintenance covenants. Our 2022 ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0, calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement or 2022 ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and 2022 ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

Subsequent to the end of the third quarter of fiscal 2022, on June 3, 2022, we entered into an amendment ( the “Third Term Loan Amendment”) to the Term Loan Agreement to amend the reference rate thereunder from LIBOR to Term SOFR. There were no other changes to the Term Loan Agreement as a result of the Third Loan Amendment. We do not expect to record any gains or losses on the conversion of these interest rate swap contracts from LIBOR to SOFR.

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

As of April 30, 2022, we had an aggregate of $1,230 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the LIBOR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.959%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represent a long-term asset of $5 million and a current liability of $5 million as of April 30, 2022, and are subject to volatility based on changes in market interest rates. In fiscal 2021 year-to-date, we paid $17 million to terminate or novate $1,204 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 7—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

As discussed above, subsequent to the end of the third quarter of fiscal 2022, we (i) entered into the 2022 ABL Loan Agreement, (ii) amended the Term Loan Agreement to change the Term Loan Facility reference rate from LIBOR to Term SOFR and (iii) amended our outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR. We do not expect to record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and we believe these amendments will not have a material impact on our Condensed Consolidated Financial Statements. The cumulative effect of these changes includes the replacement of LIBOR with Term SOFR as the benchmark interest rate from all remaining credit facilities. As such, we expect to adopt ASU 2020-04, as discussed in Note 2—Recently Adopted and Issued Accounting Pronouncements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which will allow us to continue to apply hedge accounting to our outstanding interest rate swap contracts and terminated or novated interest rate swap contracts for which the hedged interest rate transactions are still probable of occurring.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of April 30, 2022, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for fiscal 2022 year-to-date were $158 million compared to $165 million for fiscal 2021 year-to-date, a decrease of $7 million. Our capital spending for fiscal 2022 and 2021 year-to-date principally included information technology and supply chain expenditures, including continued investment in the new Allentown, Pennsylvania distribution center. Fiscal 2022 capital spending is expected to be approximately $250 million and includes projects that optimize and expand our distribution network, technology platform investments and the remaining investments in the Allentown, Pennsylvania distribution center. We expect to finance fiscal 2022 capital expenditures requirements with cash generated from operations and borrowings under our 2022 ABL Credit Facility. Longer term, capital spending is expected to be at or below 1.0% of net sales. Future investments may be financed through long-term debt or borrowings under our 2022 ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in millions)	April 30, 2022	May 1, 2021	Change
Net cash (used in) provided by operating activities of continuing operations	$(31)	$338	$(369)
Net cash provided by (used in) investing activities of continuing operations	45	(112)	157
Net cash used in financing activities	(7)	(232)	225
Net cash used in discontinued operations	—	(1)	1
Effect of exchange rate on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	7	(7)	14
Cash and cash equivalents, at beginning of period	41	47	(6)
Cash and cash equivalents, at end of period	$48	$40	$8

The increase in net cash used in operating activities of continuing operations in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily due to increases in inventory driven by higher purchasing levels intended to offset supply chain limitations and accounts receivable levels related to new customers and sales growth of existing customers, partially offset by an increase in accounts payable related to inventories.

The increase in net cash provided by investing activities of continuing operations in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was primarily due to proceeds received from the sale of the Riverside, California distribution center discussed above, partially offset by higher cash payments for investments.

The decrease in net cash used in financing activities in fiscal 2022 year-to-date compared to fiscal 2021 year-to-date was due to an increase in net borrowings resulting from increases in net cash used in operating activities, partially offset by an increase in net cash provided by investing activities, as described above.

Other Obligations and Commitments

Except as otherwise disclosed in Note 8—Long-Term Debt and in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements for the sale-leaseback transaction in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2021. Refer to Item 7 of the Annual Report for additional information regarding the Company’s contractual obligations.

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

Share Repurchases

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200 million. We did not repurchase any shares of our common stock in fiscal 2022 year-to-date or fiscal 2021 year-to-date pursuant to the share repurchase program. As of April 30, 2022, we have $176 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2022. Additionally, the 2022 ABL Credit Facility, Term Loan Facility and Senior Notes contain terms that limit our ability to repurchase common stock above certain levels unless certain conditions and financial tests are met.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of our Annual Report. In the third quarter of fiscal 2022, we experienced an increase in product cost inflation and also raised our expectation of the year end inflation rate in ending LIFO-based inventory. When holding inventory levels and mix constant, we estimate a 50 basis point increase in the inflation rate in our ending LIFO-based inventory results in an increase in the non-cash LIFO charge of approximately $10 million on an annual basis.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
January 30, 2022 to March 5, 2022	144,950	$40.48	—	$—
March 6, 2022 to April 2, 2022	8,822	40.04	—	—
April 3, 2022 to April 30, 2022	3,345	43.84	—	176
Total	157,117	$40.53	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 157,117 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of April 30, 2022, there was approximately $176 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the third quarter of fiscal 2022.

Item 5. Other Information

On June 3, 2022, we entered into the 2022 ABL Loan Agreement, by and among United Naturals Foods, Inc., and UNFI Canada, Inc., as borrowers, Wells Fargo Bank, N.A. as administrative agent, and the other parties thereto, which provides for a secured asset-based revolving credit facility, with up to $2,600 million of availability, including a U.S. Dollar equivalent of $100 million sublimit for borrowings in Canadian dollars. Effective June 3, 2022, we used borrowings under the 2022 ABL Loan Agreement to repay all amounts outstanding under the ABL Credit Facility and terminated such credit facility. See the information under “Refinancing Activities” in Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the 2022 ABL Loan Agreement, which is incorporated herein by reference.

On June 3, 2022, we also entered into an amendment (the “Third Term Loan Amendment”) to our term loan agreement to amend the reference rate thereunder from LIBOR to Term SOFR. There were no other changes to the Term Loan Agreement as a result of the Third Loan Amendment.

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

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
10.1*	Amendment No. 3 to Term Loan Agreement, dated June 3, 2022, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto.
10.2*
Loan Agreement, dated June 3, 2022, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on June 7, 2022, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: June 7, 2022