Form 10-K
period 2022-07-30
UNITED NATURAL FOODS INC
filed 2022-09-27
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,173 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 28, 2022. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 22, 2022 was 58,312,317.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 2023 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Our Background

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 260,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Our Strategic Priorities

We are committed to executing our Fuel the Future strategy. Through this strategy, UNFI is building a food ecosystem that is better for all by delivering great food, more choices and fresh thinking for our customers and suppliers. Our Fuel the Future strategy consists of six pillars: Fulfill Power in Scale, Unlock the Customer Experience, Taste the Future, UNFI Pride, Retail Optimized, and Earn Results. We are executing our strategy through four focus areas:

1)Customers: Utilizing our scale, insights and innovative offerings to develop a differentiated value proposition that helps our customers grow and gain share.
2)Suppliers: Strengthening our capabilities, especially those driven by technology, to deliver value creating programs to our suppliers.
3)Associates: Building a culture that inspires pride and enables associates to do their best work.
4)Communities: Supporting our communities and the planet through our wide-ranging and ambitious environment, social and governance (ESG) initiatives.

We believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections, increase our market share, increase operating efficiencies in existing facilities and open new facilities in part through our 2018 acquisition of SUPERVALU INC. (“Supervalu”).

Our Commitment to Social and Environmental Responsibility

We Believe in Better for All
We are committed to being good stewards of our planet, our communities and our people through tangible action. In fiscal 2022, we published our 11th annual environmental, social and governance report, which we refer to as our Better For All report and the first update to our Better for All plan, which seeks to build a food system that is better for our people, our communities and our world. The report is available on our website at www.betterforall.unfi.com and expands the six impact focus areas to provide a more in-depth look at the direct and indirect impacts at multiple points along the value chain. Our key focus areas include Diversity & Inclusion, Responsible Procurement, Community Development, Governance, Associate Safety & Well-Being, Climate Action, Waste Reduction, Customer Health & Safety, and Energy Efficiency. Our Better for All Report and the contents of our Better For All webpage are not incorporated by reference into or considered to be part of this Annual Report.

Better for Our World

We continue to focus on reducing our environmental impact, conserving natural resources and promoting sustainability across our value chain and in our operations. We invest in the efficiency of our transportation fleet and warehouses, generate on-site solar power for operations use and focus on diverting waste from landfills. In fiscal 2022, we announced a new set of climate targets covering Scope 1, 2 and 3 emissions, which have been validated by the Science Based Targets initiative. To help address value chain emissions, we created the UNFI Climate Action Hub, which provides tools and resources to our suppliers to help innovate and scale climate solutions across the food system.

Better for Our Communities

We believe that freedom of food choice matters and we play a vital role in delivering safe, quality and nutritious food options to more tables across North America. We are working to increase access to better food, particularly for people in low-income and rural communities or vulnerable situations, through monetary and in-kind donations and operating retail stores in underserved areas. The UNFI Foundation, a 501(c)(3) organization, provides grants to nonprofit organizations working to build better food systems and nurture everyday health. In fiscal 2022, the UNFI Foundation announced the UNFI Food Equity Project, which aims to invest in community-led solutions that create more equitable access to fresh, healthy food. We also encourage our associates to make a difference by volunteering in their communities, including through paid volunteer time off.

Better for Our People

The safety and wellbeing of our associates is a top priority. We are focused on fostering a culture of caring and safety; we are continuously striving toward zero injuries and accidents. We are also working to advance diversity, equity and inclusion in our workplace by creating and maintaining a culture of inclusion and empathy through open dialogue, effective associate training, and by honoring holidays and special events that speak to our associates’ identities. In fiscal 2021, we launched a new “Missions” platform to promote awareness of our Better for All goals and engage associates in issues that matter to them and to UNFI as a whole.

Social and environmental responsibility remains integral to our overall business strategy, and we believe these practices deliver significant value to our stakeholders, including our stockholders, associates, customers, suppliers and communities.

Our Customers

We maintain long-standing relationships with many of our customers. We serve over 30,000 unique customer locations, primarily located across the United States and Canada, which we classify into five customer types: Chains; Independent retailers; Supernatural; Retail; and Other. Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for additional information.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to an amended distribution agreement with a term through September 27, 2027. Whole Foods Market is our only customer that represented more than 10% of total Net sales in fiscal 2022.

Our international Net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”), which represented approximately 1% of our Net sales in fiscal 2022. International business excludes sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business.

We also continue to invest in technology and systems with the intent of improving the efficiency of our operations, enhancing the customer experience and growing our services platform, including our eCommerce and innovation businesses. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers. In fiscal 2021, we launched Community Marketplace by UNFI, a business-to-business digital eCommerce solution for emerging brands looking to expand distribution with UNFI customers. Through this virtual marketplace, suppliers gain immediate access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base while UNFI customers gain access to an even broader assortment of unique and local items with flexible order sizes and the convenience of ordering from multiple sources online in one place.

Wholesale

We organize and operate our Wholesale reportable segment through four U.S. geographic regions: Atlantic; South; Central and Pacific, each of which is led by a separate regional president responsible for product and service strategy, execution and financial results; and Canada Wholesale, which is operated separately from the U.S. Wholesale business. Product and service categories include grocery, fresh, wellness, private brands, eCommerce, foodservice and multi-cultural. This operating structure includes regional sales organizations and distribution center networks, which offer a combination of conventional and natural products to our customers as a consolidated supply solution. Territory managers in these regions sell our complete lines of products, which allows us to anticipate and identify sales opportunities that result from our customers having a single point of contact for all of our products and services.

Operations

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

We offer Wholesale customers a wide variety of food and non-food products, and our own lines of private label products. We also offer a broad array of professional services. As a logistics provider, efficiency is an important customer service measure. We optimize our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to Wholesale customers. Deployment of continuous improvement methodologies within our supply chain is focused on delivering labor and cost efficiencies while also improving our ability to more effectively service our customers.

To maintain our market position and improve our operating efficiencies, we seek to continually:
•expand our marketing and customer service programs across regions;
•expand our national purchasing opportunities;
•offer a broader product and value add service selection than our competitors;
•offer operational excellence with high service levels and a higher percentage of on-time deliveries and fill rates than our competitors;
•centralize and streamline general and administrative functions to reduce expenses;
•consolidate systems applications among physical locations and regions; and
•invest in our people, facilities, equipment and technology.

Procurement

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined when products are procured, and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, which vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost, and include discounts we offer to our customers. The differential between the procured cost, including vendor funds and inbound freight, as compared to the net sales price of these products, generates our gross margin.

Acquisitions

A key component of our historical growth has been to acquire distribution companies differentiated by product offerings, service offerings and market area. We believe the expanded product and service offerings from these acquisitions has enhanced and will continue to support our ability to acquire new customers and present opportunities for cross-selling complementary product lines. The Company expects to selectively and strategically engage in acquisitions to enhance our capabilities and geographic footprint. Since our strategic $2.3 billion acquisition of conventional distributor, Supervalu, the Company has prioritized the integration of Supervalu and debt reduction and has not undertaken any additional material acquisitions. As our financial leverage has decreased following the Supervalu acquisition and to the extent it remains near our target levels, we may consider strategic acquisitions.

Retail

Our Retail segment includes 73 Cub Foods and Shoppers retail grocery stores. Our retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and local brands, as well as our own private label products. A typical retail store carries approximately 17,000 to 21,000 core stock-keeping units (“SKUs”) and ranges in size from approximately 50,000 to 70,000 square feet. We believe our retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail operations are principally supplied by five of our Wholesale distribution centers.

Our Product Offerings

Our extensive selection of products includes natural, organic, specialty, produce, and conventional grocery, and non-food products. We offer nationally recognized brand name and private label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to wholesale customers and our Retail stores. We offer six main product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with 2,500+ items for departments throughout the store. It is complemented by SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our category-specific brands, EQUALINE®, CULINARY CIRCLE®, ARCTIC SHORES SEAFOOD COMPANY®, STONE RIDGE CREAMERY® and SUPER CHILL®, also provide national brand equivalent products at a competitive price.

Our Blue Marble Brands portfolio is a collection of national brands that offer USDA organic, non-GMO Project Verified, and specialty food and non-food items. The WOODSTOCK® brand has been pioneering organic/non-GMO products for over 35 years and continues to launch innovative products. TUMARO’S is our better for you wrap brand. MT.VIKOS®, KOYO®, ASIAN GOURMET®, MEDITERRANEAN ORGANIC®, and NATURAL SEA® are all niche specialty brands ranging from imported Greek feta cheese to organic Ramen.

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

Our Service Offerings

We offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable solutions. These services include pass-through programs in which vendors provide services directly to our Wholesale customers, as well as services and solutions we develop and provide directly. Our services include retail store support, pricing strategy, shelf and planogram management, advertising, couponing, eCommerce, consumer convenience services, store design, equipment sourcing, electronic payments processing, network and data hosting solutions, point-of-sale hardware and software, automation tools, sustainability services and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.

Our Marketing Services

We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs that cater to a broad range of retail formats. All of our programs and services are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently. Our goal is to provide support to ensure long-term success. Set forth below are the services offered by each of these programs:

Retail Marketing Programs
•We offer circular programs to our customers and vendors, and also provide retailers with a physical flyer and shelf tags corresponding to each month’s promotions. We also offer a web-based tool, which retailers can use to produce highly customized circulars and other marketing materials for their stores called the Customized Marketing Program.
•Web and digital marketing services including websites, mobile applications and eCommerce capabilities.
•Trailer wrap program allows our suppliers to purchase advertising space on the sides of our hundreds of trailers traveling throughout the United States and Canada, increasing exposure to end consumers.

We continually seek customer and supplier feedback to ascertain their needs and allow us to better service them. We also provide our customers with:
•trends reports in the natural and organic industry:
•product data information such as best seller lists, store usage reports and catalogs;
•assistance with store layout designs, new store design and equipment procurement;
•planogramming, shelf and category management support;
•in-store signage and promotional materials, and assistance with product display planning and set up;
•shelf tags for products; and
•a robust retailer portal with product information, search and ordering capabilities, reports and publications.

Trade Marketing Programs
•New item introduction programs showcase a supplier’s new items to retailers through trials and discounts.
•myUNFI Customer allows our suppliers to advertise directly to retailers using the portal that many retailers use to order product and/or gather product information.
•Monthly specials catalogs that highlight promotions and new product introductions.
•Customized email marketing campaigns to share supplier product information or promotion directly to our Wholesale customers’ inbox.
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
•Various marketing vehicles are offered that support the needs of our diverse customer base, while providing suppliers a cost-effective means to market and promote their products.

Organic Certification

Our “Certified Organic Distributor” certification covers 25 of our distribution centers in the United States. Although not designated as a “Certified Organic Distributor” by QAI, two of our California locations are certified as Organic by the State of California Department of Public Health Food and Drug Branch, and another California location is currently registered with the California Department of Food and Agriculture Organic Program as an organic handler. In addition, our four Canadian distribution centers in British Columbia and Ontario each hold an organic distributor certification from either QAI or ProCert Canada.

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

Our Suppliers

We purchase our products from nearly 12,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, North America, South America, Australia and New Zealand. We believe suppliers seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell our suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single supply source for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2022.

We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a specified period of time. Each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs.

Our Distribution Systems

We select the sites for our distribution centers to provide direct access to the markets we serve and configure them to minimize total operating costs. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often further away. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased and owned trucks, contract carriers and the suppliers themselves. When financially advantageous, we pick up products from suppliers or satellite staging facilities and return them to our distribution centers using our own trucks. Additionally, the scale of our distribution network provides us with the flexibility to shift volume amongst distribution centers in the case of volume spikes, unique customer needs, temporary inbound fill rate challenges and weather-related events as well as the capacity to support future sales growth.

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

Our Focus on Technology

We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our systems to enhance efficiency, cost-effectiveness and responsiveness to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At most of our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower inbound transportation costs by making optimum use of our own fleet of trucks and/or by consolidating deliveries to achieve full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available capacity. In addition, route efficiency software assists us in developing the most efficient routes for our outbound trucks. As part of our “one company” approach, we have implemented a national planning and procurement system and are in the process of converting to a national warehouse management platform across the organization. We continue to focus on the automation of certain of our distribution centers that are at different development stages. These steps and others are intended to promote operational efficiencies and reduce operating expenses as a percentage of net sales.

Competition

Our Wholesale and Retail businesses operate in a highly competitive industry, which is characterized by low profit margins. Our food distribution business competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with deep discount retailers, limited assortment stores and wholesale membership clubs. The primary competitive factors in the Wholesale business include price, service level, product quality, variety, availability and other value-added services. In recent years consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than we do.

Independent retailers and smaller Chain customers represent a significant portion of our business and face intense competition from supercenters, deep discounters, mass merchandisers and rapidly growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services.

Our retail banners compete with traditional grocery stores, supercenters, deep discounters, mass merchandisers, limited assortment stores and eCommerce providers. The principal competitive factors in grocery retail include the location and image of the store; the price, quality, and variety of the fresh offering; and the quality, convenience, and consistency of service. Competitive strategies vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing, and sales focus. Our retail stores have continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up and home delivery.

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

Our international business operations are subject to various laws and regulations regarding the import and export of products and preventing corruption and bribery (including the US Foreign Corrupt Practices Act). We have implemented and continue to develop import/export and anti-corruption compliance programs and processes to comply with applicable laws and regulations governing our international business activities.

Human Capital Management

Our employees are critical to supporting our values and achieving our strategic vision. Through our UNFI Pride strategic pillar, we are striving to be an employer of choice. We are focused on associate engagement, empowerment and safety to foster innovation and bring best-in-class solutions to our customers and suppliers in an ever-changing retail landscape, including new ways of work scheduling and productivity investments. In fiscal 2021, we created Compensation Committee oversight for human capital management matters with a focus on associate wellbeing across a variety of measures.

As of July 30, 2022, we had approximately 30,300 full and part-time employees within continuing operations, 10,900 of whom (approximately 36%) are covered by 48 collective bargaining agreements, including agreements under renegotiation. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering unprecedented flexibility to associates in the way, when and how they work. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We are committed to the continued support and development of our associates and provide access to robust leadership development programming, role-based training and other career development opportunities at every stage of an associate’s tenure with us. Designed to enhance the leadership capabilities of our people, the Emerge program for front-line leaders and the Evolve program for our mid-level managers invite participants from all departments to come together to learn and practice their management skills and identify opportunities to lead more effectively. The Elevate program for Director-level and above associates, as well as the Operations Leadership Academy for leaders in our distribution centers, work to solidify our talent pipeline and promote the success of the organization’s future leaders. Key groups, such as Sales and Risk & Safety, develop role-based training to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from skills-based training deployed electronically through our BetterU learning system, to mentorship programs and career development discussions and beyond.

Compensation and Benefits

Our compensation and benefits programs are designed to promote a culture of wellbeing and recognize our associates for their outstanding achievements and dedication to serving our customers and keeping them safe during even the most challenging of times. We are committed to offering market competitive pay programs that reward high levels of performance and behaviors that challenge convention and drive company success. Our short-term incentive programs are tied to the Company’s financial goals and are intended to align our eligible associates’ rewards with our financial success. Long-term incentives, including restricted stock units and performance stock unit awards, are designed to attract and retain innovative leaders and align their financial interests with that of our shareholders and other stakeholders. As part of our commitment to recognize our associates’ “whole self” – health, finances and overall wellbeing – we offer a comprehensive health and welfare benefit program to eligible associates providing a variety of medical, dental and vision options plus additional voluntary benefits like long-term disability and optional life insurance. Additionally, we provide to eligible associates a leading edge, no-cost wellness program, paid time off programs including paid parental leave, an employee assistance program, 401(k) plan, a back-up childcare program, and a recently enhanced education assistance program.

Diversity and Inclusion

We pledge to promote equity, celebrate diversity, dismantle systemic racism and support justice and inclusion for all. Our Board of Directors is diverse in gender and ethnic background, as well as having a broad range of experience, with four out of 11 directors identifying as female, two members identifying as African American, one member identifying as Asian American and one member identifying as LGBTQ+. We recognize that innovation thrives when there is unity and respect for diverse backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, equity and empathy through open dialogues, educational opportunities and by honoring the experiences and special events that speak to our associates’ many identities.

We built a diversity and inclusion team, and our diversity and inclusion strategy is built on a foundation of research, best practices and leadership commitment. Our Vice President of Diversity and Inclusion oversees our diversity and inclusion efforts and our diversity council takes an active role in advocating for and celebrating diversity and inclusion, as well as overseeing belonging and innovation groups. We provide helpful diversity and inclusion information on our associate platforms including diversity and inclusion training. Additionally, our UCount campaign encourages associates to self-identify and our Real Talk program offers a series of conversations on various dimensions of diversity.

Creating a Safe Environment

Safety is at the forefront of everything we do. We continue to focus on the safety of our associates, customers and communities with enhanced sanitation and increased safety measures. We also have invested in several initiatives, including the development and implementation of a new safety brand and pledge, Every Moment Matters, that is designed to foster a caring culture, the implementation of interactive and proven training programs, which were rolled out across our network, and enhanced safety auditing. In fiscal 2022, we created a new role and hired a new Senior Vice President, Occupational and Food Safety.

Seasonality

Overall product sales are fairly balanced throughout the year, although demand for certain products of a seasonal nature may be influenced by holidays, changes in seasons or other annual events. Our working capital needs are generally greater during the months of and leading up to high sales periods, such as the buildup in inventory leading to the calendar year-end holidays. Our inventory, Accounts payable and Accounts receivable levels may be impacted by macroeconomic impacts and changes in food-at-home purchasing rates. These effects can result in normal operating fluctuations in working capital balances, which in turn can result in changes to Cash flow from operations that are not necessarily indicative of long-term operating trends.

Available Information

Our internet address is http://www.unfi.com. The contents of our website are not incorporated by reference into or considered to be part of this Annual Report, and our internet address is included in this document as an inactive textual reference only. We make our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report. This section discusses factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from expected and historical results. If any of the events described below occurs, our business, financial condition or results of operations could be materially adversely affected and our stock price could decline.

We provide these factors for investors as permitted by and to obtain the rights and protections under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements in Part II, Item 7 of this Annual Report for more information on our business and the forward-looking statements included in this Annual Report.

Strategic and Operational Risks

We depend heavily on our principal customers and our success is heavily dependent on our principal customers’ ability to maintain and grow their businesses.

The loss or cancellation of business from our larger customers, including due to increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, or our failure to comply with the terms of our distribution agreements, where applicable, could materially and adversely affect our business, financial condition, or results of operations. For example, Whole Foods Market, a subsidiary of Amazon.com, Inc., accounted for approximately 20% of our Net sales in fiscal 2022. We serve as the primary distributor of natural, organic, and specialty non-perishable products, and also distribute certain specialty protein, cheese, deli items, and products from health, beauty, and supplement categories to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement, which expires on September 27, 2027. Our ability to maintain a close, mutually beneficial relationship with our principal customers is an important element to our continued growth. Similarly, if our largest customer diverts purchases from us beyond minimum amounts it is required to purchase under our distribution agreement, our business, financial condition or results of operations may be materially and adversely affected.

Our business is characterized by low margins, which are sensitive to inflationary and deflationary pressures, and intense competition and consolidation in the grocery industry, and our inability to maintain or increase our operating margins could adversely affect our results of operations.

The grocery industry is characterized by a relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reduction in gross margin dollars. The grocery business is intensely competitive and the evolving competitive landscape is dynamic and continues to evolve, including from some competitors that have greater financial and other resources than we do. Consumers also have more choices for grocery and consumable purchases, including retailers we do not supply and eCommerce solutions, which may reduce the demand for products supplied by our wholesale customers. The pandemic accelerated the consumer shift to eCommerce and new ways to purchase food, including increased restaurant and other delivery options. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

Our ability to compete successfully will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors, as well as specialty or independent grocery and mass market grocery distributors and cooperatives, and customers with their own distribution channels. Mass market grocery distributors, many with substantially greater financial and other resources than us and that may be better established in their markets, continue to increase their offerings of natural and organic products, are competing more directly with our natural and organic product offerings. While natural and organic products typically generate higher margins, these margins could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

In addition, many supermarket chains have increased self-distribution or purchases of items directly from suppliers. Relatively low barriers to entry have resulted in new entrants in our markets. We also encounter indirect competition as a result of the fact that our customers with physical locations compete with online retailers and distributors that seek to sell certain products directly to consumers. We cannot assure you that our current or potential future competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

The continuing consolidation of retailers, the growth of chains and closures of grocery locations may reduce our gross margins in the future should more customers qualify for greater volume discounts, and should we experience pricing pressure from suppliers and retailers. Sales to some of our largest customers generate a lower gross margin than do sales to our smaller customers due to agreements that include volume discounts with many of these customers, including our largest customer. Increased sales to these customers results in downward pressure on our gross margins, which may or may not be offset by increases in sales or a reduction in expenses incurred to service these customers.

If we are not able to continue to capture scale efficiencies and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we are not able to refine and improve our systems continually or effectively implement improvements to our systems without disruption, including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline.

Further, because many of our sales are at prices that are based on our product cost plus a percentage markup, volatile food costs have a direct impact upon our profitability. We have experienced elevated levels of inflation during the past year, which has had varying impacts on our business. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. In addition, product cost inflation may negatively impact the consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our Gross profit as a percentage of Net sales may remain relatively constant. If we are unable to reduce our expenses as a percentage of Net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition, or results of operations could be materially and adversely impacted.

Pandemics or disease outbreaks, such as the COVID-19 pandemic and associated responses, may disrupt our business, including among other things, increasing our costs, impacting our supply chain, and driving change in customer and consumer demand for our products, and could have a material adverse impact on our business.

The COVID-19 pandemic and responses thereto continue to impact our business and cause uncertainty, including as infection rates and new variants continue to evolve. While we experienced elevated demand for the products we distribute as consumption of food at home increased and our independent customers have performed well throughout the pandemic, there is no assurance that increased volume, including from these customers, will be sustained over the long-term. The increased wholesale customer and end-consumer demand may decrease relative to current levels if consumers return to pre-pandemic consumption habits. We are unable to predict when and to what extent that may occur.

The impact of and associated responses to the COVID-19 pandemic also has had and could continue to have an adverse effect on other aspects of our business and operations. For example, we have incurred, and expect to continue to incur, increased costs, including: increased labor costs, such as overtime, paid leave, and temporary state of emergency wage increases; increased costs associated with safety measures throughout our facilities; and other increased operating costs.

Our business has in the past been, and could in the future be, negatively impacted by reduced workforces due to illness or restrictions related to communicable disease; a shortage of qualified labor to support increased demand; any failure of third parties on which we rely, including our suppliers, contract manufacturers, third-party labor contractors and external business partners to meet their obligations to us, or significant disruptions in their ability to do so; or diversion of management’s attention, including if key employees become ill. We have experienced higher than usual levels of out-of-stocks leading to reduced fill rates, the continuation of which may result in higher costs, fees, or penalties to service our customers. We experienced temporary suspensions of operations at one facility due to an elevated number of COVID cases, and we may experience future facility closures due to outbreaks of COVID-19 or other illnesses, reduced workforce availability or government mandates.

Any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our financial condition, results of operations, cash flows and liquidity position. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts to a certain extent depends on factors beyond our control.

Failure by us to develop and operate a reliable technology platform and the costs of maintaining secure and effective information technology systems could negatively impact our business, and we may not realize the anticipated benefits of our investments in information technology.

Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology platform. We use software and other technology systems, among other things, to send, receive, generate and select orders, load and route trucks and monitor and manage our business on a day-to-day basis. Failure to have adequate technology systems across the enterprise and any disruption to these systems could adversely impact our customer service, decrease the volume of our business, and result in increased costs negatively affecting our business, financial condition or results of operations.

In our attempt to reduce Operating expenses, increase operating efficiencies and better serve our customers and suppliers, we have invested in the development and implementation of new information technology. We are in the process of converting our existing facilities into a single warehouse management and supply chain platform. In addition, we remain focused on the automation of certain distribution centers and plan to develop further digital solutions for our customers, suppliers and associates. We may not be able to implement these technological enhancements at all or in the anticipated time frame and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs may exceed our estimates and are expected to exceed the benefits during the early stages of implementation. Even if implementation progresses in accordance with our current plans, and within our current cost estimates, we may not achieve the expected efficiencies and cost savings from our investments. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers), which may have a material adverse effect on our business, financial condition or results of operations.

We face risks related to the availability of qualified labor, labor costs and labor relations.

We have experienced, and may continue to experience, a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency, including through automation and other technology initiatives, or to increase productivity and efficiency through other methods, including as a result of delays in executing our business transformation and integration efforts, we may be more susceptible to labor shortages than our competitors. We have incurred increased costs to address a shortage of qualified labor in certain geographies, particularly for warehouse workers and drivers, including wage actions, sign-on bonus programs, and increased use of third-party labor.

Because our labor costs are, as a percentage of Net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our wholesale customers. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements or wage competition, could reduce the profitability of our customers and reduce demand for the products we supply. Additionally, the terms of some of our collective bargaining agreements may limit our ability to increase efficiencies.

As of July 30, 2022, approximately 10,900 of our 30,300 employees (approximately 36%) were covered by 48 collective bargaining agreements, including agreements under negotiation, which expire through May 7, 2027. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures, and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time of any work stoppage or that we are required to employ replacement workers and security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future, and as we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with existing unions could have substantially less favorable terms than those negotiated prior to such expanded union-organizing efforts.

We are transforming our business and have engaged, and may continue to engage in, acquisitions and other strategic initiatives, and may encounter difficulties integrating acquired businesses and may not realize the anticipated benefits of our acquisitions.

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

The integration of businesses that we acquire might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Any of the businesses we acquired may also have liabilities or adverse operating issues, including some that were not known by us before the acquisition, and our indemnity for such liabilities may be limited or nonexistent.

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

The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by strong growth by certain of our largest customers or our inability to optimize our network of distribution centers to serve our customers, retain existing customers, successfully integrate acquired entities or significant new customers, implement information systems and automation initiatives, or adequately manage our personnel.

If we fail to optimize the volume of supply operations in our distribution center network, do not retain existing business or do not utilize added network capacity in line with our expectations, excess capacity may exist, which may lead to inefficiencies and adversely affect our business, financial condition or results of operations, including as a result of incurring operating costs for these facilities without sufficient corresponding sales revenue to cover these costs.

We cannot assure you that we will be able to successfully optimize our distribution center network or open additional distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue to have, operational challenges. Our ability to compete effectively, maintain service levels and manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. In addition, we have recently appointed several new executive leaders, and these transitions may be disruptive. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Further, a key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products will differentiate us from our competitors and increase demand for our products. If we are unable to grow this portion of our business, including through acquisitions, and manage that growth effectively, our business, financial condition or results of operations may be materially and adversely affected, or we may not be able to fully realize the benefits of those acquisitions.

Our wholesale distribution business could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers, or if our customers are unable to grow their businesses.

The profitability of our wholesale segment is dependent upon sufficient volume to support our operating infrastructure. The inability to attract new customers or the loss of existing customers from a decision to use alternative sources of distribution, whether through a competing wholesaler or by converting to self-distribution, or due to retail closure or industry consolidation may negatively impact our sales and operating margins. If there were a rapid reduction in demand for the products we distribute, our results and cash flows may be negatively impacted if we are unable to reduce working capital maintained to support current sales levels.

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

As a wholesaler, we are dependent upon the consistent supply of products from manufacturers. We maintain supply contracts to fulfill product sales obligations to our customers. Manufacturer’s disruptions in their ability to produce, maintain and supply product based on changing levels of demand, could result in an inability to fulfill our obligations to our customers.

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. For example, we have experienced, and continue to experience, higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. These shortages have caused us to incur higher Operating expenses due to the cost of moving products between our distribution facilities to maintain expected service levels. We cannot anticipate when this trend will end or whether it will recur in the future. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes, or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, geopolitical disruptions and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting availability for use in certain or our suppliers’ products. In addition, increased costs of imported goods, including due to tariffs, global conflict or otherwise, may reduce customer demand for affected products if the parties experiencing those increased costs increase their prices.

We cooperatively engage in a variety of promotional programs with our suppliers. We manage these programs to maintain or improve our margins and increase sales. We experienced a reduction in promotional spending and payment of slotting fees for new products by our suppliers as a result of the COVID-19 pandemic, and we may experience further reductions or changes in promotional spending (including as a result of increased demand for natural and organic products), which could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and we benefit from our ability to purchase product in advance of price increases. We have no assurances of continued supply, pricing or access to new products and suppliers could change the terms upon which it sells to us or discontinue selling to us.

Further, increased frequency or duration of extreme weather conditions, or other factors which may be the result of climate change, also could impair production capabilities, disrupt our supply chain, or impact demand for our products. For example, in the past, weather patterns or events, such as lower than average levels of precipitation in key agricultural states or wildfires in the West, have affected prices of food products of certain of our suppliers. Input costs could increase at any time for a large portion of the products that we sell for a prolonged period. Conversely, weather patterns could lead to a decline in our product costs (for example, if rainfall levels are abundant), particularly in our perishable and produce businesses, and this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could prevent us from fulfilling our obligations to customers, and these customers may turn to other distributors. In that case, our business, financial condition or results of operations could be materially and adversely affected.

Disruptions to our or third-party information technology systems, including cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect our business and results of operations.

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers, employees, and vendors and our proprietary business information. We also share information with vendors. Information technology systems are vulnerable to not functioning as designed and to disruptions and security breaches by computer hackers and cyber terrorists, which risks may be more pronounced as associates continue to work from home.

Although we continue to take actions to strengthen the security of our information technology systems, these measures and technology may not adequately anticipate or prevent security breaches in the future or we may not be able to timely implement these measures and technology. Cyber-attacks are rapidly evolving and becoming increasingly frequent, sophisticated and difficult to detect. The failure to promptly detect, determine the extent of, appropriately respond to, and contain a significant data security attack or breach of our systems or any third-party system used by us could have a material adverse impact on our business, financial condition or results of operations. Any such failure also could result in the loss of credibility with our customers and damage to our reputation and future sales, including through negative publicity. In addition, the unavailability of information technology systems or failure of these systems or software to perform as anticipated for any reason, including a ransomware attack, and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and result in decreased performance, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards and guidelines, including evolving PCI DSS standards, and developing, maintaining, and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards, and guidelines, or payment card industry standards such as those involving MasterCard, Visa and Europay (EMV) transactions, could have a material adverse impact on our business, financial condition, or results of operations.

Increases in healthcare, pension, and other costs under the Company’s and multiemployer benefit plans could adversely affect our financial condition and results of operations.

We provide single employer and multiemployer health, defined benefit pension and defined contribution benefits to many of our employees and, in some cases, former employees. The costs of such benefits continue to increase, and the extent of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which has resulted in changes to the U.S. healthcare system and imposes mandatory types of coverage, reporting and other requirements; return on plan assets; changes in actuarial valuations, estimates, or assumptions used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation. If we are unable to control these benefits and costs, we may experience increased Operating costs, which may adversely affect our financial condition and results of operations.

Additionally, certain multiemployer pension plans in which we participate are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets, in certain cases (for example, Central States Pension Plan), by a wide margin. If a withdrawal were to occur, the withdrawal liability from our multiemployer plans could be material, our efforts to mitigate these liabilities may not be successful, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. It is possible that increases of unfunded liabilities of these plans would result in increased future payments by us and the other participating employers over the next several years. Any changes to our pension plans that would impact associates covered by collective bargaining agreements will be subject to negotiation, which may limit our ability to manage our exposure to these plans. A significant increase to funding requirements could adversely affect our financial condition, results of operations, or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access financial markets.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into in June 2022, and the term loan agreement (the “Term Loan Agreement”) related to our $1,950 million term loan facility (the “Term Loan Facility”) entered into on October 22, 2018, as amended, and the indenture governing our unsecured 6.75% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

In addition, our ABL Loan Agreement, Term Loan Agreement and the indenture governing the Senior Notes require that we comply with various financial tests and impose certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments, or return capital to stockholders through share repurchases or paying dividends. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, or results of operations.

The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition, or results of operations.

Historically, acquisitions and capital expenditures have been a large component of our growth. We anticipate that capital expenditures will continue to be, and acquisitions may be, important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, our not being in compliance with restrictive covenants under our debt agreements or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, our profit margins depend on strategic buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up-front to purchase products that we then sell over a multi-month time period. Increases in the cost of capital or our inability to access additional capital on satisfactory terms could restrict our ability to engage in strategic buying initiatives, which could reduce our profit margins and have a material adverse effect on our business, financial condition or results of operations.

We have experienced losses due to the uncollectibility of accounts in the past and could experience losses in the future if our customers are unable to timely pay their debts to us.

Certain of our customers have from time to time experienced bankruptcy, insolvency or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our business, financial condition or results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our Operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected in bankruptcy, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have a material adverse effect on our business, financial condition or results of operations.

During periods of economic weakness, small to medium-sized businesses, like many of our independents channel customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like macro-economic shifts or significant weather events. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could materially and adversely impact our business, financial condition or results of operations.

Impairment charges for long-lived assets could adversely affect the Company’s financial condition and results of operations.

We monitor the recoverability of our long-lived assets, such as buildings, equipment and leased assets, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the review performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets, in the period the determination is made. The testing of long-lived assets and Goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, and weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which may result in an impairment charge.

We cannot accurately predict the amount or timing of any impairment. Should the value of long-lived assets become impaired, our financial condition and results of operations may be adversely affected.

Economic Risks

Changes in consumer purchasing habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer purchasing habits may reduce demand for certain of the products we distribute. Consumer habits could be affected by a number of factors, including changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products, new information regarding the health effects of consuming certain foods or other macro trends. For example, we experienced declines in certain of our sales channels as a result of changes in consumer purchasing habits related to the pandemic, including reductions in foodservice, bulk snacks, seeds and nuts, and international categories, and we cannot be certain how consumer habits may continue to evolve. Further, in a sustained economic downturn, consumers may shift their purchases to lower-cost, lower-margin products. Although there is a growing consumer preference for sustainable, organic and locally grown products, which are higher margin products, there can be no assurance that such trend will continue. Changing consumer preferences also result from generational shifts, including younger generations seeking new and different foods, as well as more ethnic, menu options and menu innovation. However, there can be no assurance that such trends will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to new or developing trends in eating habits, our business, financial condition, or results of operations could suffer.

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of July 30, 2022, we had approximately $2.1 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility in planning for and responding to, adverse general economic and industry conditions and changes in our business and the competitive environment and placing us at a disadvantage to our competitors that are less leveraged;
•requiring us to use a substantial portion of operating cash flow to pay principal of, and interest on, indebtedness, instead of other purposes, such as funding working capital, capital expenditures, acquisitions, returning capital to stockholders through dividends or share repurchases or other corporate purposes;
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
•making it more difficult for us to repay, refinance, or satisfy our obligations with respect to our indebtedness;
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

There is no assurance that we will generate sufficient cash flow from operations or that future debt or equity financing will be available to us to enable us to pay our indebtedness. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity, however, we may not be able to do so on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.

Increased fuel costs may have a negative impact on our results of operations. Higher costs for diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers, including costs of inbound goods from our suppliers. These factors, in turn, may negatively impact our Net sales, margins, Operating expenses and operating results. To manage this risk, we have in the past entered, and may in the future enter, into commodity derivative contracts to hedge a portion of our projected diesel fuel requirements. To the extent we do not enter into commodity swap agreements, our exposure to volatility in the price of diesel fuel would increase relative to our exposure to volatility in periods in which we had outstanding commodity derivative contracts. We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. We also maintain a fuel program with certain customers, which allows us to pass some of the changes in fuel costs through to those customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any increase in fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

Disruption of our distribution network or to the operations of our customers could adversely affect our business.

Damage or disruption to our distribution capabilities due to weather, including extreme or prolonged weather conditions, natural disaster, fire, civil unrest, terrorism, pandemic, strikes, product recalls or safety concerns generally, crop conditions, availability of key commodities, regulatory actions, disruptions in technology, the financial and/or operational instability of key suppliers, performance by outsourced service providers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, or other reasons could impair our ability to distribute our products. For example, we have both distribution centers and retail stores in cities and states where civil unrest has led to extensive property damage. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, there could be an adverse effect on our business, financial condition or results of operations.

In addition, such disruption may interrupt or impede access to, or otherwise reduce the number of consumers who visit, our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Legal and Regulatory Risks

We are subject to significant governmental regulation.

Our business is highly regulated at the federal, state, and local levels and our products and distribution operations require various licenses, permits, and approvals, including:

•the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;
•our warehouse and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities; and
•our United States trucking operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration.

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

Environmental, Health and Safety: Our operations are subject to extensive and increasingly stringent laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the disposal of food by-products, the handling, treatment, and disposal of wastes, maintenance of refrigeration systems, and remediation of soil and groundwater contamination. Compliance with existing or changing environmental and safety requirements, including more stringent limitations imposed or expected to be imposed in any recently renewed or soon-to-be renewed environmental permits, may require capital expenditures. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, particularly with respect to diesel engine emissions, could result in substantial additional operating expenses. These expenses may include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles sooner than planned. Until the timing, scope, and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could result in material costs, which we may be unable to pass on to our customers.

Further, our business may be subject to climate-related transition risks, which arise from society’s transition toward a low-carbon economy due to changes in laws or regulations, technological advancements, and investor and consumer sentiment. We also have announced third-party validated emissions reduction targets covering our operations and value chain. While many of our initiatives will create efficiencies and return on investment, the transition to a low-carbon economy generally and our own efforts to reduce emissions could lead to increased costs to transition to or invest in renewable energy sources, including electric vehicles, increased compliance costs, including tracking and reporting systems, and increased costs of products, commodities, and energy.

Food Safety and Marketing: There is significant governmental scrutiny, regulations and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of our food and drug products. In addition, we are subject to governmental scrutiny of and public awareness regarding food safety and the sale, packaging, and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations.

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

The failure to comply or maintain compliance with applicable governmental laws and regulations, including those referred to above and in Item 1. Business - Government Regulation of this Annual Report, could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations or approvals; the failure to obtain additional licenses, permits, registrations or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. These laws and regulations may change in the future. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business. We may incur material costs in our efforts to comply with current or future laws and regulations or due to any required product recalls.

In addition, if we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures, or debarments from contracting with the U.S. or Canadian governments. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business, financial condition, or results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

Product liability claims could have an adverse effect on our business.

We face a risk of exposure to product liability claims if the products we sell or manufacture cause injury or illness. In addition, meat, seafood, cheese, poultry and other products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in the meat and poultry products we distribute. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury, or events that give rise to claims that our products are not of the quality or composition claimed to be, may result in product liability claims from individuals, consumers and governmental agencies, penalties and enforcement actions from government agencies, a loss of consumer confidence, harm to our reputation and could cause production and delivery disruptions, which may adversely affect our financial condition or results of operations.

In addition, if we were to manufacture or distribute foods that are or are perceived to be unsafe, contaminated, or defective, it may be necessary for us to recall such products, or we may recall products that we determine do not satisfy our quality standards. Any resulting product recalls could have an adverse effect on our business, financial condition or results of operations. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all and may not be adequate to cover product liability claims against us or against companies we have acquired.

We generally seek contractual indemnification and insurance coverage from our suppliers and manufacturers, but any such indemnification is limited to the creditworthiness of the indemnifying party. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. If we do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, service mark, trade secret, copyright, and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, private label products, and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names, logos, and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans and domain names similar to ours, consumer confusion could result, the perception of our brands and products could be negatively affected, and our sales and profitability could suffer as a result. In addition, if our wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to protect our proprietary information could also have an adverse effect on our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 56 distribution centers and warehouses at July 30, 2022, which were utilized by our Wholesale segment and our other operating segments. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of July 30, 2022:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Hopkins, Minnesota(2)	1,866	—	1,866
Allentown, Pennsylvania	—	1,327	1,327
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Riverside, California	—	1,171	1,171
Centralia, Washington	—	1,155	1,155
York, Pennsylvania	—	1,039	1,039
Joliet, Illinois	—	988	988
Green Bay, Wisconsin	—	980	980
Champaign, Illinois	—	910	910
Harrisburg, Pennsylvania	—	883	883
Fort Wayne, Indiana(2)	871	—	871
Commerce, California	—	858	858
Pompano Beach, Florida	—	779	779
Ridgefield, Washington(2)	779	—	779
Quincy, Florida(2)	758	—	758
Sarasota, Florida	—	743	743
Montgomery, New York(2)	500	180	680
Pittsburgh, Pennsylvania	679	—	679
Atlanta, Georgia(2)	389	259	648
Moreno Valley, California	—	613	613
Lancaster, Texas	—	590	590
Anniston, Alabama	465	105	570
Indianola, Mississippi	543	—	543
Aurora, Colorado	—	529	529
Rocklin, California(2)	469	—	469
Stevens Point, Wisconsin(2)	314	146	460
Gilroy, California(2)	447	—	447
Sturtevant, Wisconsin(2)	442	—	442
Carlisle, Pennsylvania	—	423	423
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Dayville, Connecticut(2)	317	—	317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Santa Fe Springs, California	—	298	298
Iowa City, Iowa	271	20	291

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
West Sacramento, California(2)	251	—	251
Bismarck, North Dakota(2)	244	—	244
Anniston, Alabama	—	231	231
Billings, Montana(2)	220	—	220
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
West Newell, Illinois	155	—	155
Philadelphia, Pennsylvania	—	100	100
Richmond, British Columbia	—	96	96
Roseville, California	—	86	86
West Sacramento, California(2)	85	—	85
Logan Township, New Jersey	—	70	70
Burnaby, British Columbia	—	41	41
Fife, Washington	—	39	39
Montreal, Quebec	—	31	31
Truckee, California	—	8	8
Total	13,304	16,740	30,044
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers out of these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes continuing operations retail stores utilized by our Retail segment as of July 30, 2022:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)	54	1,194	2,517	3,711
Shoppers	19	—	1,165	1,165
Total	73	1,194	3,682	4,876
(1)Cub Foods stores include stores in which we have a controlling ownership interest, and excludes 32 franchised Cub Foods full-line and separate liquor stores in which we have no ownership interest or a minority interest.

Corporate

As of July 30, 2022, we had approximately 600 thousand square feet, 84% of which was leased, of surplus retail stores and warehouses, excluding assigned leases.

As of July 30, 2022, we utilized approximately 471 thousand square feet of corporate office space primarily related to our executive offices located in Providence, Rhode Island and Eden Prairie, Minnesota, as well as other smaller administrative offices across the United States. We own approximately 240 thousand square feet and lease the remaining 231 thousand square feet of our corporate office space.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate and antitrust. Other than as described in Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report, which is incorporated by reference herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On July 30, 2022, we had 79 stockholders of record.

We have never paid any cash dividends on our capital stock and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our Term Loan Facility, ABL Credit Facility and Senior Notes contain terms that limit our ability to make cash dividends.

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on July 29, 2017 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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
July 30, 2022
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group is the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	July 29, 2017	July 28, 2018	August 3, 2019	August 1, 2020	July 31, 2021	July 30, 2022
United Natural Foods, Inc.	$100.00	$85.82	$22.23	$52.40	$87.43	$112.22
S&P SmallCap 600 Index	$100.00	$122.02	$111.63	$104.68	$164.29	$154.04
S&P SmallCap 600 Food Distributors Index	$100.00	$95.85	$54.44	$55.76	$91.61	$123.92

Issuer Purchases of Equity Securities

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our Common stock over a term of four years (the “2022 Repurchase Program”). Upon approval of the 2022 Repurchase Program, our Board terminated the repurchase program authorized in October 2017, which provided for the purchase of up to $200 million of our outstanding Common stock (the "2017 Repurchase Program"). We did not repurchase any shares of our Common stock in fiscal 2022, 2021 or 2020 pursuant to the 2017 Repurchase Program. As of July 30, 2022, we had $176 million remaining authorized under the 2017 Repurchase Program.

We will manage the pacing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to conduct repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes. We may implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Exchange Act.

The following table contains the deemed surrender of shares to us by participants in our compensatory stock plans:

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
May 1, 2022 to June 4, 2022	—	$—	—	$—
June 5, 2022 to July 2, 2022	2,615	41.87	—	—
July 3, 2022 to July 30, 2022	977	41.49	—	176
Total	3,592	$41.77	—	$—

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 3,592 shares of our Common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.
(3)As of July 30, 2022, there was approximately $176 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the fourth quarter of fiscal 2022.

ITEM 6.    RESERVED
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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•our dependence on principal customers;
•the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures;
•the impact and duration of the COVID-19 pandemic;
•our ability to operate, and rely on third parties to operate, reliable and secure technology systems;
•labor and other workforce shortages and challenges;
•our ability to realize anticipated benefits of our strategic initiatives, including any acquisitions;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our sensitivity to general economic conditions including inflation, changes in disposable income levels and consumer spending trends;
•our ability to continue to grow sales, including of our higher margin natural and organic foods and non-food products, and to manage that growth;
•increased competition in our industry, including as a result of continuing consolidation of retailers and the growth of chains, direct distribution by large retailers and the growth of online distributors;
•our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company and to achieve efficiencies and cost savings from these efforts;

•the potential for disruptions in our supply chain or our distribution capabilities from circumstances beyond our control, including due to lack of long-term contracts, severe weather, labor shortage or work stoppages or otherwise;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs;
•the potential for additional asset impairment charges;
•our ability to maintain food quality and safety;
•volatility in fuel costs;
•volatility in foreign exchange rates; and
•our ability to identify and successfully complete asset or business acquisitions.

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A, as well as any other cautionary language in this Annual Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 260,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We are committed to executing our Fuel the Future strategy with the mission of building a food ecosystem that is better for all by delivering great food, more choices and fresh thinking for our customers and suppliers. Our Fuel the Future strategy consists of six pillars and is underpinned by four focus areas, which are detailed in Business in Part I. Item 1 of this Annual Report. Collectively, the actions and plans behind each focus area are meant to capitalize on our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet and the positioning of our retail operations.

We expect to continue to use available capital to re-invest in our business to support our Fuel the Future initiatives and to reduce outstanding debt and are committed to improving our financial leverage. As our financial leverage has declined over time, it also offers us increased flexibility to invest in growing our business and selectively return cash to shareholders as appropriate.

We believe our Fuel the Future strategy will further accelerate our growth through increasing sales of products and services, providing tailored, data-driven solutions to help our customers run their businesses more efficiently and contributing to customer acquisitions. We believe the key drivers for new customer growth will be the benefits of our significant scale, product and service offerings and nationwide footprint.

Trends and Other Factors Affecting our Business

Our results are impacted by macroeconomic and demographic trends, changes in the food distribution market structure and changes in consumer behavior. We believe food-at-home expenditures as a percentage of total food expenditures are subject to these trends, including changes in consumer behaviors in response to social and economic trends, such as levels of disposable income and the health of the economy in which our customers and our stores operate.

The U.S. economy has experienced economic volatility in recent years due to uncertain economic conditions, which have had and we expect may continue to have an impact on consumer confidence in the future. Consumer spending may be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items. In addition, inflation has increased and continues to be unpredictable. For example, we experienced volatility in our energy operating costs and commodity input costs of our manufacturers impacted prices of products we procured. We believe our product mix ranging from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and lessens any impact of shifts in consumer and industry trends in grocery product mix.

We continued to experience a tight labor market for our warehouse and driver associates in fiscal 2022, which has caused additional reliance on third-party resources, incremental hiring and increases in wages, all of which led to higher labor expenses. We believe this operating environment has been impacted by labor force availability, in part as a result of the COVID-19 pandemic, which we refer to as the pandemic. We continue to take actions to maintain existing employment levels, fill open roles and prepare for future employment needs.

Uncertainty remains regarding the longer-term impact of the pandemic on our business, as global economies, markets and supply chains respond to the ongoing effects. We continue to monitor guidelines released by the Centers for Disease Control and Prevention and the World Health Organization and, when appropriate, implement mitigation measures to protect our associates, including safety protocols and strongly encouraging vaccinations/boosters. Our results could be impacted by, among other factors, any resurgence of infection rates and new variants of COVID-19 with higher transmissibility, the availability and efficacy of vaccines and treatments, actions taken by governmental authorities and other third parties in response to the pandemic such as health and safety orders and mandates, companies’ remote work policies, any economic downturn, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations.

We believe that changes in work being done outside of the traditional office setting will continue to contribute to more food being consumed at home. The impact of the pandemic, also drove growth in eCommerce utilization by grocery consumers. We have benefited from this trend through the growth of our traditional eCommerce customers, our online marketplace connecting suppliers and retailers, and our EasyOptions website, which directly services non-traditional customers. We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize its performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

In fiscal 2022, our Allentown, Pennsylvania distribution center began operations, with a capacity of 1.3 million square feet to service customers in the surrounding geographic area. We incurred start-up costs and operating losses, as the volume in this facility ramped up to its operating capacity.

Retail Operations

We currently operate 73 continuing operations Retail grocery stores, including 54 Cub Foods corporate stores and 19 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within our stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

We’re committed to investing in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology, and operational tools. Cub Foods and Shoppers Food Warehouse also invested in improving the customer and associate experience through express remodels focused on customer facing elements; 14 projects were completed in fiscal 2022 with a majority finishing in the fourth quarter of fiscal 2022.

Impact of Inflation

We experienced a mix of inflation across product categories during fiscal 2022. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately six percent in fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In addition, as discussed above, we have experienced higher costs of services from labor, transportation and other services expenses.

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

Operating expenses
Operating expenses include distribution expenses of warehousing, delivery, purchasing, receiving, selecting, and outbound transportation expenses, and selling and administrative expenses. These expenses include salaries and wages, employee benefits, occupancy, insurance, depreciation and amortization expense, and share-based compensation expense.

Restructuring, acquisition and integration related expenses
Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses related to business transformation and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting the cost of cash expenditures for capital assets or certain other contractual commitments, finance lease obligation and debt service expenses, income taxes and any impacts from changes in working capital.

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

During fiscal 2022, we revised our definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. We believe that this change provides a better indicator of our underlying operating performance and permits better comparability between periods. Refer to footnote four in the table below and Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information regarding the impact of the change in definition of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following tables for the change in segment profit measurement for Adjusted EBITDA as discussed in Note 16—Business Segments within Part II, Item 8 of this Annual Report.

				Increase (Decrease)
(in millions)	2022 (52 weeks)	2021 (52 weeks)	2020 (52 weeks)	2022	2021
Net sales	$28,928	$26,950	$26,559	$1,978	$391
Cost of sales	24,746	23,011	22,670	1,735	341
Gross profit	4,182	3,939	3,889	243	50
Operating expenses	3,825	3,593	3,552	232	41
Goodwill impairment charges	—	—	425	—	(425)
Restructuring, acquisition and integration related expenses	21	56	87	(35)	(31)
(Gain) loss on sale of assets	(87)	(4)	18	(83)	(22)
Operating income (loss)	423	294	(193)	129	487
Net periodic benefit income, excluding service cost	(40)	(85)	(39)	45	(46)
Interest expense, net	155	204	192	(49)	12
Other, net	(2)	(8)	(4)	6	(4)
Income (loss) from continuing operations before income taxes	310	183	(342)	127	525
Provision (benefit) for income taxes	56	34	(91)	22	125
Net income (loss) from continuing operations	254	149	(251)	105	400
Income (loss) from discontinued operations, net of tax	—	6	(18)	(6)	24
Net income (loss) including noncontrolling interests	254	155	(269)	99	424
Less net income attributable to noncontrolling interests	(6)	(6)	(5)	—	(1)
Net income (loss) attributable to United Natural Foods, Inc.	$248	$149	$(274)	$99	$423

Adjusted EBITDA	$829	$770	$691	$59	$79

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income (loss) from discontinued operations, net of tax.

(in millions)	2022 (52 weeks)	2021 (52 weeks)	2020 (52 weeks)
Net income (loss) from continuing operations	$254	$149	$(251)
Adjustments to continuing operations net income (loss):
Less net income attributable to noncontrolling interests	(6)	(6)	(5)
Net periodic benefit income, excluding service cost(1)	(40)	(85)	(39)
Interest expense, net	155	204	192
Other, net	(2)	(8)	(4)
Provision (benefit) for income taxes(2)	56	34	(91)
Depreciation and amortization	285	285	282
Share-based compensation	43	49	34
Goodwill impairment charges(3)	—	—	425
LIFO charge(4)	158	24	18
Restructuring, acquisition and integration related expenses(5)	21	56	87
(Gain) loss on sale of assets(6)	(87)	(4)	18
Multiemployer pension plan withdrawal (benefit) charges(7)	(8)	63	—
Notes receivable charges(8)	—	—	13
Legal reserve charge, net of settlement income(9)	—	—	1
Other retail expense(10)	—	5	1
Adjusted EBITDA of continuing operations	829	766	681
Adjusted EBITDA of discontinued operations(11)	—	4	10
Adjusted EBITDA	$829	$770	$691

Income (loss) from discontinued operations, net of tax(11)	$—	$6	$(18)
Adjustments to discontinued operations net income (loss):
Benefit for income taxes	—	(1)	(5)
Restructuring, store closure and other charges, net(12)	—	(1)	33
Adjusted EBITDA of discontinued operations(11)	$—	$4	$10
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
(4)During fiscal 2022, we revised our definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge. The following illustrates the impact of the revised definition on previously reported periods to show the effect of this change:

(in millions)	2021 (52 weeks)	2020 (52 weeks)
Adjusted EBITDA of continuing operations (previously reported definition)	$742	$663
LIFO charge	24	18
Adjusted EBITDA of continuing operations (current definition)	766	681
Adjusted EBITDA of discontinued operations	4	10
Adjusted EBITDA (current definition)	$770	$691

(5)Fiscal 2022 and fiscal 2021 primarily reflects costs associated with advisory and transformational activities to position our business for further value-creation. In addition, fiscal 2021 includes costs associated with distribution center consolidations. Fiscal 2020 primarily reflects Shoppers asset impairment charges, closed property and distribution center impairment charges and costs, and administrative fees associated with integration activities. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part II, Item 8 of this Annual Report for additional information.
(6)Fiscal 2022 primarily reflects the gain on sale of our Riverside, California distribution center in the third quarter of fiscal 2022. Fiscal 2020 primarily reflects a $50 million accumulated depreciation and amortization charge related to the requirement to move Retail from discontinued operations to continuing operations, partially offset by $32 million of gains on the sale of distribution centers and other assets.
(7)Fiscal 2022 reflects an adjustment to multiemployer withdrawal charge estimates. Fiscal 2021 includes charges related to withdrawal liabilities from three Retail multiemployer pension plans.
(8)Reflects reserves and charges for notes receivable issued by Supervalu prior to our acquisition to finance the purchase of stores by its customers.
(9)Reflects a charge to settle a legal proceeding and income received to settle a separate legal proceeding.
(10)Reflects expenses associated with event-specific damages to certain retail stores.
(11)We believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of performance.
(12)Amounts represent store closure charges and costs, operational wind-down and inventory charges, and asset impairment charges related to discontinued operations. Fiscal 2021 also reflects income related to a severance benefit.

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2022 and 2021. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2021 and 2020, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission on September 28, 2021.

RESULTS OF OPERATIONS

Fiscal year ended July 30, 2022 (fiscal 2022) compared to fiscal year ended July 31, 2021 (fiscal 2021)

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	2022 (52 weeks)	2021 (52 weeks)	Increase (Decrease)
Customer Channel(1)			$	%
Chains	$12,562	$12,104	$458	3.8%
Independent retailers	7,360	6,638	722	10.9%
Supernatural	5,719	5,050	669	13.2%
Retail	2,468	2,442	26	1.1%
Other	2,402	2,300	102	4.4%
Eliminations	(1,583)	(1,584)	1	(0.1)%
Total net sales	$28,928	$26,950	$1,978	7.3%
(1)Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for our channel definitions and additional information.

Our Net sales for fiscal 2022 increased 7.3% from fiscal 2021. The increase in Net sales for fiscal 2022 was primarily driven by inflation and new business from both existing and new customers, including the benefit of cross-selling, partially offset by supply chain challenges and reduced unit sales growth.

Chains Net sales increased primarily due to growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by supply chain challenges and reduced unit sales growth.

Independent retailers Net sales increased primarily due to sales under a supply agreement with a new customer for East Coast locations commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by supply chain challenges and reduced unit sales growth.

Supernatural Net sales increased primarily due to growth in existing store sales, including the supply of new product categories previously impacted by the pandemic and new fresh categories, such as bulk and ingredients used for prepared foods, inflation, and increased sales to new stores.

Retail’s Net sales increased primarily due to a 0.9% increase in identical store sales from higher average basket sizes, including an increase from higher product costs.

Other Net sales increased primarily due to a $93 million increase in sales to eCommerce customers.

Eliminations Net sales primarily relate to Wholesale’s sales to Retail.

Cost of Sales and Gross Profit

Our Gross profit increased $243 million, or 6.2%, to $4,182 million in fiscal 2022, from $3,939 million in fiscal 2021. Our Gross profit as a percentage of Net sales decreased slightly to 14.5% in fiscal 2022 compared to 14.6% in fiscal 2021. The LIFO charge was $158 million and $24 million in fiscal 2022 and fiscal 2021, respectively. Excluding the non-cash LIFO charge, Gross profit rate was 15.0% of Net sales and 14.7% of Net sales for fiscal 2022 and fiscal 2021, respectively. The increase in the Gross profit rate, excluding the LIFO charge, was driven by improvements in the Wholesale segment margin rate, including the impact of inflation and the Company’s efficiency initiatives, partially offset by approximately 60 basis points from changes in certain larger customer mix.

Operating Expenses

Operating expenses increased $232 million, or 6.5%, to $3,825 million, or 13.2% of Net sales, in fiscal 2022 compared to $3,593 million, or 13.3% of Net sales, in fiscal 2021. Operating expenses in fiscal 2022 included an $8 million Retail multiemployer pension plan withdrawal benefit, compared to a $63 million Retail multiemployer pension plan withdrawal charge in fiscal 2021 discussed below. Excluding the multiemployer pension plan withdrawal impacts in both periods, Operating expenses were 13.3% and 13.1% in fiscal 2022 and 2021, respectively. The remaining 20 basis point increase in Operating expenses as a percent of Net sales was primarily driven by continued investments in servicing our customers, which led to approximately 50 basis points of higher transportation expenses and distribution labor costs in fiscal 2022, higher occupancy costs, and the temporary, voluntary closure of a distribution center in the first quarter of fiscal 2022. These increases were partially offset by leveraging fixed expenses and the non-recurrence of distribution center start-up and consolidation costs incurred in the Pacific Northwest last year.

In fiscal 2021, our Retail optimization efforts included updating our benefit plan offerings to a defined contribution plan as a replacement for three multiemployer pension plans to which we contributed pursuant to Cub Foods collective bargaining agreements. In fiscal 2021, we withdrew from participating in these Retail multiemployer pension plans, resulting in a $63 million withdrawal charge. This estimated withdrawal liability was adjusted to $55 million in fiscal 2022, resulting in the benefit discussed above. It is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations in the future as we negotiate new collective bargaining agreements with a number of our unions in normal course.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $21 million for fiscal 2022, which primarily included integration costs associated with transformational and advisory activities to position our business for further value creation. Expenses for fiscal 2021 were $56 million, which included $50 million of integration costs primarily associated with advisory and transformational activities to position our business for further value creation following the Supervalu acquisition and $6 million of closed property charges.

Gain on Sale of Assets

Gain on sale of assets was $87 million in fiscal 2022, which increased $83 million from $4 million in fiscal 2021. During fiscal 2022, we acquired the real property of our Riverside, California distribution center for approximately $153 million. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property, which represented the fair value of the property. Under the terms of the sale-leaseback agreement, we entered into a lease for the distribution center for a term of 15 years. We recorded a pre-tax Gain on sale of approximately $87 million in fiscal 2022 as a result of the transactions, which primarily reflects the pre-tax net proceeds.

Operating Income

Reflecting the factors described above, Operating income increased $129 million to $423 million in fiscal 2022, from $294 million in fiscal 2021. The increase in Operating income was primarily driven by an increase in Gross profit, Gain on sale of assets and lower Restructuring, acquisition and integration related expenses, partially offset by an increase in Operating expenses.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $45 million to $40 million in fiscal 2022, from $85 million in fiscal 2021. The decrease in Net periodic benefit income, excluding service cost was primarily driven by $22 million of lower income from expected returns on plan assets from a higher target investment allocation to fixed income assets in 2022 and a $17 million settlement gain for the purchase of an irrevocable annuity to settle participants’ post-employment obligations in fiscal 2021.

Interest Expense, Net

(in millions)	2022 (52 weeks)	2021 (52 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$126	$143	$(17)
Interest expense on finance lease obligations	11	19	(8)
Amortization of financing costs and discounts	12	13	(1)
Loss on debt extinguishment	7	30	(23)
Interest income	(1)	(1)	—
Interest expense, net	$155	$204	$(49)

The decrease in interest expense on long-term debt, net of capitalized interest, for fiscal 2022 compared to fiscal 2021 was primarily driven by lower outstanding debt balances and lower net interest expense related to our portfolio of interest rate swaps.

The decrease in loss on debt extinguishment costs primarily reflects the acceleration of unamortized debt issuance costs and original issue discounts related to mandatory and voluntary prepayments on the Term Loan Facility made in fiscal 2021. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for further information.

Provision for Income Taxes

The effective income tax rate for continuing operations was an expense of 18.1% compared to an expense of 18.6% in fiscal 2022 and 2021, respectively. For fiscal 2022, the effective tax rate was reduced by the impact of discrete tax benefits related to employee stock awards and the release of unrecognized tax positions, partially offset by non-deductible executive compensation. For fiscal 2021, the effective tax rate was reduced by solar and employment tax credits, including the tax credit impact of a fiscal 2021 investment in an equity method partnership, the recognition of previously unrecognized tax benefits, excess tax deductions attributable to share-based compensation and inventory deductions, as well as the impact of favorable return-to-provision adjustments.

Income from Discontinued Operations, Net of Tax

The results of discontinued operations for fiscal 2021 reflect Net sales of $42 million for which we recognized $14 million of Gross profit and $9 million of Income from discontinued operations, net of tax. Discontinued operations results of operations in fiscal 2022 were insignificant. Refer to Note 18—Discontinued Operations in Part II, Item 8 of this Annual Report for additional information.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $248 million, or $4.07 per diluted common share, in fiscal 2022, compared to $149 million, or $2.48 per diluted common share, in fiscal 2021.

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

				Increase (Decrease)
(in millions)	2022 (52 weeks)	2021 (52 weeks)	2020 (52 weeks)	2022	2021
Net sales:
Wholesale	$27,824	$25,873	$25,525	$1,951	$348
Retail	2,468	2,442	2,375	26	67
Other	219	219	228	—	(9)
Eliminations	(1,583)	(1,584)	(1,569)	1	(15)
Total Net sales	$28,928	$26,950	$26,559	$1,978	$391
Continuing operations Adjusted EBITDA:
Wholesale(1)	$696	$677	$610	$19	$67
Retail(1)	98	98	89	—	9
Other	44	(10)	(16)	54	6
Eliminations	(9)	1	(2)	(10)	3
Total continuing operations Adjusted EBITDA	$829	$766	$681	$63	$85
(1)Adjusted EBITDA amounts as previously reported by segment have been recast to conform with the revised segment profit measure of Adjusted EBITDA, which excludes the non-cash LIFO charge. The effect of the revision increased Adjusted EBITDA for Wholesale and Retail by $23 million and $2 million in fiscal 2021, respectively, decreased Adjusted EBITDA of Other by $1 million in fiscal 2021, and increased Adjusted EBITDA of Wholesale and Retail in fiscal 2020 by $17 million and $1 million, respectively.

Net Sales

Wholesale’s Net sales increased in fiscal 2022 as compared to fiscal 2021 primarily due to growth in sales to existing customers, including an increase from higher product costs, in Independent retailers, Supernatural and Chains, as discussed in Results of Operations- Fiscal year ended July 30, 2022 (fiscal 2022) compared to fiscal year ended July 31, 2021 (fiscal 2021) - Net Sales above.

Retail’s Net sales increased for fiscal 2022 as compared to fiscal 2021 primarily due to a 0.9% increase in identical store sales from higher average basket sizes, including an increase from higher product costs.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 3% in fiscal 2022 as compared to fiscal 2021. The increase was driven by gross profit expansion, excluding the LIFO charge, in excess of higher operating costs. Wholesale’s Gross profit increase excluding the LIFO charge for fiscal 2022 was $386 million and gross profit rate increased approximately 51 basis points driven by margin rate expansion from the benefits of inflation and the Company’s ValuePath initiative, which was partially offset by changes in customer mix. Wholesale’s Operating expense increased $366 million, which excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 16—Business Segments. Wholesale’s operating expense rate increased 62 basis points primarily driven by continued investments in servicing our customers, which led to approximately 50 basis points of higher transportation expenses and distribution labor costs in fiscal 2022, higher occupancy costs, and the temporary, voluntary closure of a distribution center in the first quarter of fiscal 2022. These increases were partially offset by leveraging fixed expenses and distribution center start-up and consolidation costs incurred in the Pacific Northwest last year. Wholesale’s depreciation expense increased $2 million compared to fiscal 2021.

Retail’s Adjusted EBITDA was unchanged in fiscal 2022 as compared to fiscal 2021. Retail’s Gross profit dollar growth excluding the LIFO charge in fiscal 2022 was $12 million and its gross profit rate increased 20 basis points from lower promotional activity. This increase was primarily offset by higher employee and occupancy costs. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report. Retail’s depreciation and amortization expense was unchanged compared to fiscal 2021.

Other Adjusted EBITDA improved 540% in fiscal 2022 primarily due to lower corporate overhead costs, including pandemic related costs and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of July 30, 2022 was $1,671 million and consisted of the following:
◦Unused credit under our $2,600 million secured asset-based revolving credit facility (the “ABL Credit Facility”, described below) was $1,627 million as of July 30, 2022, which increased $347 million from $1,280 million as of July 31, 2021, primarily due to entering into a new, larger ABL Facility in the fourth quarter of fiscal 2022 as described below, partially offset by cash utilized to fund a voluntary prepayment on the Term Loan Facility (described below).
◦Cash and cash equivalents was $44 million as of July 30, 2022, which increased $3 million from $41 million as of July 31, 2021.
•Our total debt decreased $65 million to $2,123 million as of July 30, 2022 from $2,188 million as of July 31, 2021, primarily driven by debt repayments from net cash flow contributions from operating activities and net proceeds from asset sales, partially offset by payments for capital expenditures during fiscal 2022.
•In the second quarter of fiscal 2022, we made a voluntary prepayment of $150 million on the term loan agreement (the “Term Loan Agreement”) related to our $1,950 million term loan facility (the “Term Loan Facility”) funded with incremental borrowings under the ABL Credit Facility that reduced our interest costs. Also in the second quarter of fiscal 2022, prior to transitioning to Secured Overnight Financing Rates (“SOFR”), we amended our Term Loan Agreement to reduce the applicable margin for London Interbank Offered Rate (“LIBOR”) and base rate loans under the Term Loan Facility by 25 basis points.
•In the third quarter of fiscal 2022, we acquired the real property of our Riverside, California distribution center for approximately $153 million, which reduced our Current portion of long-term debt and finance lease liabilities by $96 million with the remainder primarily reducing our Accrued expenses and other current liabilities. Immediately following this acquisition, we monetized this property through a sale-leaseback transaction, pursuant to which we received $225 million in aggregate proceeds for the sale of the property. In March 2022, we made a $44 million voluntary prepayment on the Term Loan Facility from the after-tax net proceeds from the transactions.
•In the fourth quarter of fiscal 2022, we entered into a new loan agreement (the “ABL Loan Agreement”), which provides for a $2,600 million ABL Credit Facility with an extended maturity to fiscal 2027, and we used borrowings thereunder to repay all amounts outstanding under and terminate the then outstanding ABL credit facility. Our total available liquidity increased by $500 million in connection with this refinancing, which reflects our borrowing base levels at closing. The ABL Loan Agreement utilizes Term SOFR and Prime rates as the benchmark interest rates. Borrowings under the ABL Loan Agreement bear interest at rates that, at the applicable borrowers’ option, can be either: (i) a base rate plus a 0.00% - 0.25% margin or (ii) a Term SOFR rate plus a 1.00% - 1.25% margin. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report. Also in the fourth quarter of fiscal 2022, we amended the Term Loan Agreement to change the Term Loan Facility reference rate from LIBOR to Term SOFR.
•In fiscal 2023, scheduled debt maturities are expected to be $14 million. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2022, no prepayment from Excess Cash Flow in fiscal 2022 is required to be made in fiscal 2023.
•Working capital increased $317 million to $1,380 million as of July 30, 2022 from $1,063 million as of July 31, 2021, primarily due to the increase in inventory and accounts receivable levels related to new customers and sales growth of existing customers combined with the decrease in the current portion of finance lease liabilities and accrued expenses related to the contractual requirement to acquire the Riverside, California distribution center discussed above, which were partially offset by an increase in accounts payable related to inventories.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2023 with internally generated funds and borrowings under the ABL Credit Facility.

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

We currently do not pay a dividend on our common stock. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility and Senior Notes. Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During fiscal 2022, we made voluntary prepayments of $202 million on the Term Loan Facility and borrowed a net $139 million under the ABL Credit Facility. We entered into a second amendment to the Term Loan Agreement to, among other things, reduce the applicable reference rate margin by 0.25%, and a third amendment to the Term Loan Agreement to amend the reference rate thereunder from LIBOR to Term SOFR. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements.

Our Term Loan Agreement and the indenture governing our unsecured 6.75% Senior Notes due October 15, 2028 (the “Senior Notes”) do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

The following chart outlines our scheduled debt maturities by fiscal year, which excludes debt prepayments that may be required from Excess Cash Flow (as defined in the Term Loan Agreement) generated or sales of mortgaged properties in fiscal 2023 or beyond. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2022, no prepayment from Excess Cash Flow in fiscal 2022 is required to be made in fiscal 2023.

Long-Term Debt Maturities ($ in millions)
14
8
1
800
840
500
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

As discussed above, in the fourth quarter of fiscal 2022, we (i) entered into the ABL Loan Agreement, (ii) amended the Term Loan Agreement to change the Term Loan Facility reference rate from LIBOR to Term SOFR and (iii) amended our outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR. We did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and we believe these amendments will not have a material impact on our Consolidated Financial Statements. The cumulative effect of these changes includes the replacement of LIBOR with Term SOFR as the benchmark interest rate for all remaining credit facilities. As such, we adopted ASU 2020-04, as discussed in Note 2—Recently Adopted and Issued Accounting Pronouncements in Part II, Item 8 of this Annual Report, which will allow us to continue to apply hedge accounting to our outstanding interest rate swap contracts and terminated or novated interest rate swap contracts for which the hedged interest rate transactions are still probable of occurring.

As of July 30, 2022, we had an aggregate of $1,229 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the SOFR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 1.795% to 2.875%, with maturities between August 2022 and October 2025. The fair value of these interest rate derivatives represents a total net asset of $2 million and are subject to volatility based on changes in market interest rates. In fiscal 2021, we paid $17 million to terminate or novate $1,204 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 8—Derivatives in Part II, Item 8 and —Interest Rate Risk in Part II, Item 7A of this Annual Report for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of July 30, 2022, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures decreased $59 million in fiscal 2022 to $251 million compared to $310 million for fiscal 2021. Our capital spending for fiscal 2022 and 2021 principally included information technology and supply chain expenditures, including investment in the new Allentown, Pennsylvania distribution center. Fiscal 2023 capital spending is expected to be approximately $350 million and include projects that automate, optimize and expand our distribution network, and finance our technology platform investments. We expect to finance fiscal 2023 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

The following chart outlines our capital expenditures by type over the last three fiscal years.

Payments For Capital Expenditures ($ in millions)
310
79
25
206
251
42
27
182
173
29
12
132
Fiscal 2020
Fiscal 2021
Fiscal 2022
New distribution centers
Retail
Distribution center expansion, improvements, technology, fleet and other

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

				Increase (Decrease)
(in millions)	2022 (52 weeks)	2021 (52 weeks)	2020 (52 weeks)	2022	2021
Net cash provided by operating activities of continuing operations	$331	$614	$457	$(283)	$157
Net cash used in investing activities of continuing operations	(49)	(239)	(28)	190	(211)
Net cash used in financing activities	(279)	(384)	(453)	105	69
Net cash flows from discontinued operations	—	2	27	(2)	(25)
Effect of exchange rate on cash	—	1	(1)	(1)	2
Net increase (decrease) in cash and cash equivalents	3	(6)	2	9	(8)
Cash and cash equivalents, at beginning of period	41	47	45	(6)	2
Cash and cash equivalents at end of period, including discontinued operations	$44	$41	$47	$3	$(6)

Fiscal 2022 compared to Fiscal 2021

The decrease in Net cash provided by operating activities of continuing operations was primarily due to higher levels of cash invested in net working capital due to higher costs of inventory on hand in excess of Accounts payable increases, and credit extended on continued sales growth, partially offset by higher amounts of cash provided from higher earnings in fiscal 2022. Our Accounts payable related to merchandise inventory provide cash flow leverage against the majority, but not all, of our inventory on hand.

The decrease in Net cash used in investing activities of continuing operations was primarily due to proceeds received from the sale of the Riverside, California distribution center in fiscal 2022 discussed above and a reduction in payments for capital expenditures.

The decrease in Net cash used in financing activities of continuing operations was primarily due to less cash available from operating activities, net of cash used in investing activities, to reduce our outstanding debt.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawals.

Refer to Note 9—Long-Term Debt, Note 11—Leases, Note 13—Benefit Plans, Note 1—Significant Accounting Policies and Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information on the nature and timing of obligations for debt, leases, benefit plans, self-insurance and purchase obligations, respectively. The future amount and timing of interest expense payments are expected to vary with the amount and then prevailing contractual interest rates over our debt as discussed in Interest Rate Risk in Part II, Item 7A of this Annual Report

Pension and Other Postretirement Benefit Obligations

We contributed $1 million and $2 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2022. As described in further detail in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report, in fiscal 2022, we merged the Unified Grocers, Inc. Cash Balance Plan into the SUPERVALU INC. Retirement Plan. In fiscal 2023, no minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2023. We fund our defined benefit pension plans based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Off-Balance Sheet Multiemployer Pension Arrangements

We contribute to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions that are parties to the relevant collective bargaining agreement. Based on the assessment of the most recent information available from the multiemployer plans, we believe that most of the plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability to us.

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $45 million, $48 million and $52 million in fiscal 2022, 2021 and 2020, respectively. In fiscal 2023, we expect to contribute approximately $51 million to multiemployer plans related to continuing operations, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for additional information regarding the plans in which we participate.

Share Repurchases

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our Common stock over a term of four years (the “2022 Repurchase Program”). Upon approval of the 2022 Repurchase Program, our Board terminated the repurchase program authorized in October 2017, which provided for the purchase of up to $200 million of our outstanding Common stock (the "2017 Repurchase Program"). We did not repurchase any shares of our Common stock in fiscal 2022, 2021 or 2020 pursuant to the 2017 Repurchase Program. As of July 30, 2022, we had $176 million remaining authorized under the 2017 Repurchase Program.

We will manage the pacing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to conduct repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes. We may implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Exchange Act.

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

Inventories

Inventories are valued at the lower of cost or market. Substantially all of our inventories consist of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on actual physical counts in our facilities. The majority of our inventory is valued under the LIFO method, which allows for matching of costs and revenues, as the current acquisition cost to is used to value cost of goods sold as inventory is sold in an inflationary environment. If the first-in, first-out (“FIFO”) method had been used, Inventories, net, would have been higher by approximately $225 million and $67 million at July 30, 2022 and July 31, 2021, respectively. As of July 30, 2022, approximately $1.9 billion or 74% of inventory was valued under the LIFO method, before the application of any LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out method and primarily included meat, dairy and deli products. When holding inventory levels and mix constant, as of July 30, 2022, we estimate a 50 basis point increase in the inflation rate on our ending LIFO-based inventory would result in an $8 million increase in the LIFO charge on an annualized basis.

Vendor funds

We receive funds from many of the vendors whose products we buy for resale. These vendor funds are generally provided to increase the purchasing and sell-through of the related products. We receive vendor funds for a variety of merchandising activities: placement of the vendors’ products in our advertising; display of the vendors’ products in prominent locations in our stores; support for the introduction of new products into our stores and distribution centers; exclusivity rights in certain categories; and compensation for temporary price reductions offered on products held for sale. We also receive vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of our vendor fund contracts have terms of less than a year, although some of the contracts have terms of longer than one year.

We recognize vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales and represent less than 0.5% of total Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions to the value of on-hand inventory.

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

Benefit plans

We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plans and certain supplemental executive retirement plans are closed to new participants and service crediting.

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25-basis point reduction in the discount rate would increase our projected pension benefit obligation by $44 million, as of July 30, 2022, and for fiscal 2022 would increase Net periodic benefit income by approximately $4 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets ranged from 4.25% to 4.50% for fiscal 2022. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 8.0% based on returns from 2013 to 2022. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods. Each 25-basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2022 by approximately $5 million.

Amortizing gains and losses

We recognize the amortization of net actuarial loss on the SUPERVALU INC. Retirement Plan over the remaining life expectancy of inactive participants based on our determination that almost all of the defined benefit pension plan participants are inactive and the plan is frozen to new participants. For the purposes of inactive participants, we utilized a 90% threshold established under our policy.

Multiemployer pension plans

We contribute to various multiemployer pension plans based on obligations arising from collective bargaining agreements. These multiemployer pension plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are typically responsible for determining the level of benefits to be provided to participants as well as such matters as the investment of the assets and the administration of the plans.

We continue to evaluate and address our potential exposure to underfunded multiemployer pension plans as it relates to our associates who are or were beneficiaries of these plans. In the future, we may consider opportunities to limit the Company’s exposure to underfunded multiemployer pension obligations by moving our active associates in such plans to defined contribution plans, and withdrawing from the pension plan or continuing to participate in the plans for prior obligations. In fiscal 2021, we incurred a $63 million charge for obligations related to withdrawal liabilities for three Retail multiemployer pension plans where our active associates moved to defined contribution plans for future benefits. As we continue to work to find solutions to underfunded multiemployer pension plans, it is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations in the future as we actively negotiate new collective bargaining agreements with a number of our unions in due course.

We continue to evaluate our exposure to underfunded multiemployer pension plans. Although these liabilities are not a direct obligation or liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for more information relating to our participation in these multiemployer pension plans and to the actuarial assumptions used in determining pension and other postretirement liabilities and expenses.

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $98 million and $103 million as of July 30, 2022 and July 31, 2021, respectively.

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

Estimates of future cash flows and expected sales prices are judgments based on the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and include assumptions on variables such as changes in supply contracts, macroeconomic impacts and market competition.

We did not identify any material impairments in fiscal 2022 as part of our quarterly procedures or annual impairment assessment.

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

Recently Issued Financial Accounting Standards
For a discussion of recently issued financial accounting standards, refer to Note 2—Recently Adopted and Issued Accounting Pronouncements in Part II, Item 8 of this Annual Report.

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

Interest Rate Risk

We are exposed to market pricing risk consisting of interest rate risk related to certain of our debt instruments and notes receivable outstanding. Our debt obligations are more fully described in Note 9—Long-Term Debt to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Interest rate risk is managed through the strategic use of fixed and variable rate debt and derivative instruments. As more fully described in Note 8—Derivatives to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, we have used interest rate swap agreements to mitigate our exposure to adverse changes in interest rates by effectively converting certain of our variable rate obligations to fixed rate obligations. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments related to a certain portion of our debt obligations. Our variable rate borrowings consist primarily of SOFR-based loans, which is the benchmark interest rate being hedged in our interest rate swap agreements.

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to SOFR. As of July 30, 2022, we estimate that a 100-basis point increase in the interest rates related to our variable rate borrowings would increase our annualized Interest expense by approximately $4 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of July 30, 2022, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $17 million; while a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $18 million. Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, interest rate swaps and notes receivable. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of July 30, 2022, excluding any original issue and purchase accounting discounts and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity.

	July 30, 2022		Expected Fiscal Year of Maturity
	Fair Value	Total	2023	2024	2025	2026	2027	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,628	$1,640	$—	$—	$—	$800	$840	$—
Weighted average interest rate(1)		4.6%	—%	—%	—%	5.7%	3.6%	—%
Fixed rate—principal payments	$525	$523	$14	$8	$1	$—	$—	$500
Weighted average interest rate		6.7%	5.3%	4.8%	4.4%	—%	—%	6.8%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$3	$1,229	$429	$350	$250	$200	$—	$—
Weighted average pay rate		2.6%	2.6%	2.5%	2.5%	2.8%	—%	—%
Weighted average receive rate		3.1%	3.1%	3.3%	3.1%	2.9%	—%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

Investment Risk

The SUPERVALU INC. Retirement Plan holds investments in fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. In fiscal 2022, as the plan administrator, we took additional steps to de-risk the investments in the plan assets as its funding level increased. This de-risking included a further shift to fixed income investments. Given the relationships between discount rates that impact the valuation of fixed income plan assets and the impact of discount rates in measuring plan obligations, the SUPERVALU INC. Retirement Plan is subject to less volatility in the net plan assets. As of July 30, 2022, a 10% unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2022, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2023 of $2 million and would have reduced Stockholders’ equity by $172 million on a pre-tax basis as of July 30, 2022.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of July 30, 2022, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of July 30, 2022 and July 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2022 and July 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended July 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the value of the defined benefit pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company sponsors a defined benefit pension plan, covering primarily former Supervalu employees who meet certain eligibility requirements. The fair value of the defined benefit pension obligation at year end was $1.71 billion, offset by plan assets totaling $1.72 billion. The determination of the Company’s defined benefit pension obligation with respect to the plan is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate and mortality rate used.
We identified the assessment of the value of the defined benefit pension obligation as a critical audit matter because of the subjectivity in evaluating the discount rate used, and the impact small changes in this assumption would have on the measurement of the defined benefit pension obligation. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s defined benefit pension obligation process, including a control related to the development of the discount rate used. We compared the methodology used in the current year to develop the discount rate to the methodology used in prior periods. In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by evaluating the methodology utilized by the Company and assessing the selected discount rate against publicly available discount rate benchmark information.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.
Providence, Rhode Island
September 27, 2022

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for par amounts)

	July 30, 2022	July 31, 2021
ASSETS
Cash and cash equivalents	$44	$41
Accounts receivable, net	1,214	1,103
Inventories, net	2,355	2,247
Prepaid expenses and other current assets	184	157
Current assets of discontinued operations	—	2
Total current assets	3,797	3,550
Property and equipment, net	1,690	1,784
Operating lease assets	1,176	1,064
Goodwill	20	20
Intangible assets, net	819	891
Deferred income taxes	—	57
Other long-term assets	126	157
Long-term assets of discontinued operations	—	2
Total assets	$7,628	$7,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,742	$1,644
Accrued expenses and other current liabilities	260	341
Accrued compensation and benefits	232	243
Current portion of operating lease liabilities	156	135
Current portion of long-term debt and finance lease liabilities	27	120
Current liabilities of discontinued operations	—	4
Total current liabilities	2,417	2,487
Long-term debt	2,109	2,175
Long-term operating lease liabilities	1,067	962
Long-term finance lease liabilities	23	35
Pension and other postretirement benefit obligations	18	53
Deferred income taxes	8	—
Other long-term liabilities	194	299
Total liabilities	5,836	6,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 58.9 shares issued and 58.3 shares outstanding at July 30, 2022; 57.0 shares issued and 56.4 shares outstanding at July 31, 2021	1	1
Additional paid-in capital	608	599
Treasury stock at cost	(24)	(24)
Accumulated other comprehensive loss	(20)	(39)
Retained earnings	1,226	978
Total United Natural Foods, Inc. stockholders’ equity	1,791	1,515
Noncontrolling interests	1	(1)
Total stockholders’ equity	1,792	1,514
Total liabilities and stockholders’ equity	$7,628	$7,525

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended
	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)
Net sales	$28,928	$26,950	$26,559
Cost of sales	24,746	23,011	22,670
Gross profit	4,182	3,939	3,889
Operating expenses	3,825	3,593	3,552
Goodwill impairment charges	—	—	425
Restructuring, acquisition and integration related expenses	21	56	87
(Gain) loss on sale of assets	(87)	(4)	18
Operating income (loss)	423	294	(193)
Net periodic benefit income, excluding service cost	(40)	(85)	(39)
Interest expense, net	155	204	192
Other, net	(2)	(8)	(4)
Income (loss) from continuing operations before income taxes	310	183	(342)
Provision (benefit) for income taxes	56	34	(91)
Net income (loss) from continuing operations	254	149	(251)
Income (loss) from discontinued operations, net of tax	—	6	(18)
Net income (loss) including noncontrolling interests	254	155	(269)
Less net income attributable to noncontrolling interests	(6)	(6)	(5)
Net income (loss) attributable to United Natural Foods, Inc.	$248	$149	$(274)

Basic earnings (loss) per share:
Continuing operations	$4.28	$2.55	$(4.76)
Discontinued operations	$—	$0.10	$(0.34)
Basic earnings (loss) per share	$4.28	$2.65	$(5.10)
Diluted earnings (loss) per share:
Continuing operations	$4.07	$2.38	$(4.76)
Discontinued operations	$—	$0.09	$(0.34)
Diluted earnings (loss) per share	$4.07	$2.48	$(5.10)
Weighted average shares outstanding:
Basic	58.0	56.1	53.8
Diluted	61.0	60.0	53.8
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)
Net income (loss) including noncontrolling interests	$254	$155	$(269)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(40)	153	(83)
Recognition of interest rate swap cash flow hedges, net of tax(2)	60	42	(46)
Foreign currency translation adjustments	(3)	5	(1)
Recognition of other cash flow derivatives, net of tax(3)	2	—	—
Total other comprehensive income (loss)	19	200	(130)
Less comprehensive income attributable to noncontrolling interests	(6)	(6)	(5)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$267	$349	$(404)
(1)Amounts are net of tax (benefit) expense of $(12) million, $52 million and $(29) million, respectively.
(2)Amounts are net of tax expense (benefit) of $22 million, $13 million and $(16) million, respectively.
(3)Amount is net of tax expense of $1 million, $0 million, and $0 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at August 3, 2019	53.5	$1	0.6	$(24)	$531	$(109)	$1,108	$1,507	$(3)	$1,504
Cumulative effect of change in accounting principle	—	—	—	—	—	—	4	4	—	4
Restricted stock vestings	0.5	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	25	—	—	25	—	25
Other comprehensive loss	—	—	—	—	—	(130)	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Proceeds from issuance of common stock, net	1.3	—	—	—	14	—	—	14	—	14
Net (loss) income	—	—	—	—	—	—	(274)	(274)	5	(269)
Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.6	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	—	—	45	—	—	45	—	45
Other comprehensive income	—	—	—	—	—	200	—	200	—	200
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	0.1	—	—	—	1	—	—	1	—	1
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	149	149	6	155
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.7	—	—	—	(41)	—	—	(41)	—	(41)
Share-based compensation	—	—	—	—	44	—	—	44	—	44
Other comprehensive income	—	—	—	—	—	19	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	0.2	—	—	—	8	—	—	8	—	8
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	248	248	6	254
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in millions)	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)	August 1, 2020 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$254	$155	$(269)
Income (loss) from discontinued operations, net of tax	—	6	(18)
Net income (loss) from continuing operations	254	149	(251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285	285	282
Share-based compensation	44	45	25
(Gain) loss on sale of assets	(87)	(4)	18
Closed property and other restructuring charges	2	6	46
Goodwill impairment charges	—	—	425
Net pension and other postretirement benefit income	(40)	(85)	(39)
Deferred income tax expense (benefit)	55	(5)	(71)
LIFO charge	158	24	18
Provision for losses on receivables	2	(5)	46
Non-cash interest expense and other adjustments	24	51	15
Changes in operating assets and liabilities, net of acquired businesses
Accounts and notes receivable	(108)	24	(124)
Inventories	(264)	14	(111)
Prepaid expenses and other assets	(155)	(37)	113
Accounts payable	86	15	107
Accrued expenses and other liabilities	75	137	(42)
Net cash provided by operating activities	331	614	457
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(251)	(310)	(173)
Proceeds from dispositions of assets	230	82	147
Other	(28)	(11)	(2)
Net cash used in investing activities of continuing operations	(49)	(239)	(28)
Net cash provided by investing activities of discontinued operations	—	2	27
Net cash used in investing activities	(49)	(237)	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	500	2
Proceeds from borrowings under revolving credit line	4,425	3,676	4,278
Proceeds from issuance of other loans	—	—	6
Repayments of borrowings under revolving credit line	(4,287)	(3,731)	(4,601)
Repayments of long-term debt and finance leases	(376)	(792)	(122)
Proceeds from the issuance of common stock and exercise of stock options	8	1	14
Payment of employee restricted stock tax withholdings	(41)	(14)	(1)
Payments for debt issuance costs	(6)	(13)	—
Distributions to noncontrolling interests	(4)	(4)	(5)
Repayments of other loans	—	(6)	(24)
Other	2	(1)	—
Net cash used in financing activities	(279)	(384)	(453)
EFFECT OF EXCHANGE RATE ON CASH	—	1	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(6)	2
Cash and cash equivalents, at beginning of period	41	47	45
Cash and cash equivalents, at end of period	$44	$41	$47
Supplemental disclosures of cash flow information:
Cash paid for interest	$134	$146	$182
Cash payments (refunds) for federal, state and foreign income taxes, net	$5	$(16)	$(22)
Additions of property and equipment included in Accounts payable	$45	$35	$27
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2022, fiscal 2021 and fiscal 2020, or 2022, 2021 and 2020, as presented in tabular disclosure, relate to the 52-week, 52-week and 52-week fiscal periods ended July 30, 2022, July 31, 2021 and August 1, 2020, respectively.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 18—Discontinued Operations for additional information about the Company’s discontinued operations. The remaining two stores previously included in discontinued operations were sold in fiscal 2022.

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

The Company recognizes revenue in an amount that reflects the consideration that is expected to be received for goods or services when its performance obligations are satisfied by transferring control of those promised goods or services to its customers. Accounting Standards Codification (“ASC”) 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when or as the performance obligation is satisfied.

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

Cost of Sales

Cost of sales consist primarily of amounts paid to suppliers for product sold, plus transportation costs necessary to bring the product to, or move product between, the Company’s distribution facilities and retail stores, partially offset by consideration received from suppliers in connection with the purchase, transportation or promotion of the suppliers’ products. Retail store advertising expenses are components of Cost of sales and are expensed as incurred.

The Company receives allowances and credits from vendors for buying activities, such as volume incentives, promotional allowances directed by the Company to customers, cash discounts and new product introductions (collectively referred to as “vendor funds”), which are typically based on contractual arrangements covering a period of one year or less. The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as a reduction to the cost of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the target is not probable, the payment or rebate is recognized only when and if the target is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized over the life of the contracts. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,737 million, $1,513 million and $1,505 million for fiscal 2022, 2021 and 2020, respectively.

Operating Expenses

Operating expenses include distribution expenses of warehousing, delivery, purchasing, receiving, selecting, and outbound transportation expenses, and selling and administrative expenses. These expenses include salaries and wages, employee benefits, occupancy, insurance, depreciation and amortization expense, and share-based compensation expense.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses related to business transformation and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

(Gain) Loss on Sale of Assets

(Gain) loss on sale of assets includes (gain) loss on sale of assets and non-cash charges related to changes in plans of sales of discontinued operations. In fiscal 2022, the Company recorded a gain on sale related to our Riverside, California distribution center. Refer to Note 11—Leases for additional information on this gain on sale. In fiscal 2020, the Company recorded a non-cash charge of $50 million to reduce the carrying amount of Retail’s property and equipment, and intangible assets for any depreciation and amortization expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date through the end of fiscal 2020, which was comprised of $39 million related to property and equipment, and $11 million related to intangible assets.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of July 30, 2022 and July 31, 2021, the Company had net book overdrafts of $266 million and $268 million, respectively.

Accounts Receivable, Net

Accounts receivable, net primarily consist of trade receivables from customers and net receivable balances from suppliers. In determining the adequacy of the allowances, management analyzes customer creditworthiness, aging of receivables, payment terms, the value of the collateral, customer financial statements, historical collection experience and other economic and industry factors. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received and then orders are released; a failure to pay results in held or canceled orders.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. As of July 30, 2022 and July 31, 2021, approximately $1.9 billion and $1.8 billion, respectively, of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out (“FIFO”) method and primarily included meat, dairy and deli products. The LIFO reserve was approximately $225 million and $65 million as of July 30, 2022 and July 31, 2021, respectively, which is recorded within Inventories, net on the Consolidated Balance Sheets.

Property and Equipment, Net and Amortizing Intangible Assets

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

Goodwill is reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the reporting unit may be impaired. The Company performs qualitative assessments of Goodwill for impairment. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is less than the carrying value, or the Company bypasses the qualitative assessment, a quantitative assessment would be performed. When a quantitative assessment is required, the Company estimates the fair values of its reporting units by using the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and/or the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s goodwill impairment reviews, changes to its reporting units and other information.

Indefinite-lived intangible assets include a branded product line and a Tony’s Fine Foods tradename. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and more frequently if events occur or circumstances change that would indicate that the value of the asset may be impaired. The Company performed annual qualitative reviews of its indefinite lived intangible assets, including Goodwill, in fiscal 2022, 2021 and 2020, which indicated a quantitative assessment was not required.

When a quantitative assessment is required, the Company estimates the fair value for intangible assets utilizing the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information on the Company’s intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over the following years:

Customer relationships	10 - 20 years
Trademarks and tradenames	2 - 10 years
Favorable operating leases	2 - 8 years
Unfavorable operating leases	2 - 8 years
Pharmacy prescription files	7 years

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

Share-Based Compensation

Share-based compensation consists of time-based restricted stock units, performance-based restricted units, stock options and SUPERVALU INC. (“Supervalu”) Replacement Awards (as defined below). Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes Share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to Share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted stock units. Supervalu Replacement Awards were liability classified awards as they may ultimately be settled in cash or shares at the discretion of the employee. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes Share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

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

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our Common stock over a term of four years (the “2022 Repurchase Program”). Upon approval of the 2022 Repurchase Program, our Board terminated the repurchase program authorized in October 2017, which provided for the purchase of up to $200 million of our outstanding Common stock (the "2017 Repurchase Program"). We did not repurchase any shares of our Common stock in fiscal 2022, 2021 or 2020 pursuant to the 2017 Repurchase Program. As of July 30, 2022, we had $176 million remaining authorized under the 2017 Repurchase Program. Refer to Note 9—Long-Term Debt for information the Company’s credit facilities’ limitations on its ability to repurchase shares of Common stock above certain levels unless certain conditions and financial tests are met.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 3% and 2% as of July 30, 2022 and July 31, 2021, respectively.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2022	2021	2020
Beginning balance	$103	$101	$89
Expense	44	48	44
Claim payments	(50)	(48)	(36)
Reclassifications	1	2	4
Ending balance	$98	$103	$101

The current portion of the self-insurance liability was $34 million and $32 million as of July 30, 2022 and July 31, 2021, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $64 million and $71 million as of July 30, 2022 and July 31, 2021, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $11 million and $10 million as of July 30, 2022 and July 31, 2021, respectively. Amounts due from insurance companies were $12 million and $17 million as of July 30, 2022 and July 31, 2021, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

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

For transactions in which an owned property is sold and leased back from the buyer, the Company recognizes a sale, and lease accounting is applied if the Company has transferred control of the property to the buyer. For such transactions, the Company removes the transferred assets from the Consolidated Balance Sheets and a gain or loss on the sale is recognized for the difference between the carrying amount of the asset and the fair value of the transaction as of the transaction date. If control of the underlying asset is not transferred, the Company does not recognize an asset sale and recognizes a financing lease liability for consideration received.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to Topic 740’s general principles. The amendments also improve consistency in and simplify its application. The Company adopted this standard in fiscal 2022. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The temporary guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. In fiscal 2020, the Company elected the initial expedient to assert probability of its hedged interest rate payments regardless of any expected modification in terms related to reference rate reform. The Company adopted the remaining applicable practical expedients of the standard in fiscal 2022 when it converted its LIBOR-based contracts to Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sale restrictions. The Company is required to adopt this guidance in the first quarter of fiscal 2025. The Company is in the process of reviewing the provisions of the new standard but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

In transactions for goods or services where the Company engages third parties to participate in its order fulfillment process, it evaluates whether it is the principal or an agent in the transaction. The Company’s analysis considers whether it controls the goods or services before they are transferred to its customer, including an evaluation of whether the Company has the ability to direct the use of, and obtain substantially all the remaining benefits from, the specified good or service before it is transferred to the customer. Agent transactions primarily reflect circumstances where the Company is not involved in order fulfillment or where it is involved in the order fulfillment but is not contractually obligated to purchase the related goods or services from vendors, and instead extends wholesale customers credit by paying vendor trade accounts payable and does not control products prior to their sale. Under ASC 606, if the Company determines that it is acting in an agent capacity, transactions are recorded on a net basis. If the Company determines that it is acting in a principal capacity, transactions are recorded on a gross basis.

The Company also evaluates vendor sales incentives to determine whether they reduce the transaction price with its customers. The Company’s analysis considers which party tenders the incentive, whether the incentive reflects a direct reimbursement from a vendor, whether the incentive is influenced by or negotiated in conjunction with any other incentive arrangements and whether the incentive is subject to an agency relationship with the vendor, whether expressed or implied. Typically, when vendor incentives are offered directly by vendors to the Company’s customers, require the achievement of vendor-specified requirements to be earned by customers, and are not negotiated by the Company or in conjunction with any other incentive agreement whereby the Company does not control the direction or earning of these incentives, then Net sales are not reduced as part of the Company’s determination of the transaction price. In circumstances where the vendors provide the Company consideration to promote the sale of their goods and the Company determines the specific performance requirements for its customers to earn these incentives, Net sales and Cost of sales are reduced for these customer incentives as part of the determination of the transaction price.

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

Professional services and equipment sales

Separate from the services provided in conjunction with the sale of products described above, many of the Company’s agreements with customers also include distinct professional services and other promises to customers, in addition to the sale of the product itself, such as retail store support, advertising, store layout and design services, merchandising support, couponing, eCommerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. These professional services may contain a single performance obligation for each respective service, in which case such services revenues are recognized when delivered. Revenues from professional services are less than 1% of total Net sales.

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
•Independent retailers, which includes smaller size accounts including single store and multiple store locations, and group purchasing entities that are not classified within Chains above or Other discussed below;
•Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of Whole Foods Market;
•Retail, which reflects our Retail segment, including Cub Foods and Shoppers stores, excluding Shoppers locations that were held for sale within discontinued operations; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

(in millions)	Net Sales for Fiscal 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,562	$—	$—	$—	$12,562
Independent retailers	7,360	—	—	—	7,360
Supernatural	5,719	—	—	—	5,719
Retail	—	2,468	—	—	2,468
Other	2,183	—	219	—	2,402
Eliminations	—	—	—	(1,583)	(1,583)
Total	$27,824	$2,468	$219	$(1,583)	$28,928

(in millions)	Net Sales for Fiscal 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,104	$—	$—	$—	$12,104
Independent retailers	6,638	—	—	—	6,638
Supernatural	5,050	—	—	—	5,050
Retail	—	2,442	—	—	2,442
Other	2,081	—	219	—	2,300
Eliminations	—	—	—	(1,584)	(1,584)
Total	$25,873	$2,442	$219	$(1,584)	$26,950

(in millions)	Net Sales for Fiscal 2020
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,010	$—	$—	$—	$12,010
Independent retailers	6,699	—	—	—	6,699
Supernatural	4,720	—	—	—	4,720
Retail	—	2,375	—	—	2,375
Other	2,096	—	228	—	2,324
Eliminations	—	—	—	(1,569)	(1,569)
Total	$25,525	$2,375	$228	$(1,569)	$26,559
(1)Eliminations primarily includes the net sales elimination of Wholesale’s sales to the Retail segment and the elimination of sales from segments included within Other to Wholesale.

Whole Foods Market, Inc. was the Company’s largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 20%, 19% and 18% of the Company’s net sales for fiscal 2022, 2021 and 2020, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the United States and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

Contract Balances

The Company typically does not incur costs that are required to be capitalized in connection with obtaining a contract with a customer. The Company typically does not have any performance obligations to deliver products under its contracts until its customers submit a purchase order, as it stands ready to deliver product upon receipt of a purchase order under contracts with its customers. These performance obligations are generally satisfied within a very short period of time. Therefore, the Company has utilized the practical expedient that provides an exemption from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not typically receive pre-payments from its customers.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	July 30, 2022	July 31, 2021
Customer accounts receivable	$1,213	$1,115
Allowance for uncollectible receivables	(18)	(28)
Other receivables, net	19	16
Accounts receivable, net	$1,214	$1,103

Notes receivable, net, included within Prepaid expenses and other current assets	$6	$7
Long-term notes receivable, net, included within Other long-term assets	$12	$15

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2022	2021	2020
Balance at beginning of year	$28	$56	$21
Impact of adoption of new credit loss standard	—	4	—
Provision for losses in Operating expenses	2	(9)	38
Reductions of Net sales	1	3	12
Write-offs charged against the allowance	(13)	(26)	(15)
Balance at end of year	$18	$28	$56

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in millions)	2022	2021	2020
Restructuring and integration costs	$20	$50	$42
Closed property charges and costs	1	6	40
SUPERVALU INC. restructuring expenses	—	—	5
Total	$21	$56	$87

Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2022 primarily relate to the finalization of integration costs related to the Supervalu acquisition. Fiscal 2021 restructuring and integration costs primarily relate to certain professional fees for advisory and transformational activities. Fiscal 2020 restructuring and integration costs primarily relate to expenses associated with integrating and consolidating distribution centers, certain professional fees for distribution center network and administrative integration activities.

Closed Property Charges and Costs

In fiscal 2021 and 2020, closed property charges relate to lease, and property and equipment asset impairments related to retail stores, lease terminations of non-operating stores and distribution center consolidation.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2022	2021
Land		$137	$138
Buildings and improvements	10 - 40 years	998	1,020
Leasehold improvements	10 - 20 years	241	177
Equipment	3 - 25 years	1,130	980
Motor vehicles	5 - 8 years	66	70
Finance lease assets	1 - 9 years	58	144
Construction in progress		140	209
Property and equipment		2,770	2,738
Less accumulated depreciation and amortization		1,080	954
Property and equipment, net		$1,690	$1,784

The Company capitalized $4 million, $3 million, and $5 million of interest during fiscal 2022, 2021 and 2020, respectively.

Depreciation and amortization expense on property and equipment was $213 million, $209 million and $198 million for fiscal 2022, 2021 and 2020, respectively.

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

In the fourth quarter of fiscal 2022 and 2021 the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale	Other	Total
Goodwill as of August 1, 2020(1)(2)	$10	$10	$20
Change in foreign exchange rates	—	—	—
Goodwill as of July 31, 2021(1)(2)	10	10	20
Change in foreign exchange rates	—	—	—
Goodwill as of July 30, 2022(1)(2)	$10	$10	$20
(1)    Wholesale amounts are net of accumulated goodwill impairment charges of $717 million, $717 million and $717 million for fiscal 2020, 2021 and 2022, respectively.
(2)    Other amounts are net of accumulated goodwill impairment charges of $10 million, $10 million and $10 million for fiscal 2020, 2021 and 2022, respectively.

Identifiable intangible assets, net consisted of the following:

	2022			2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$294	$713	$1,007	$234	$773
Pharmacy prescription files	33	18	15	33	13	20
Operating lease intangibles	6	4	2	7	4	3
Trademarks and tradenames	84	51	33	84	45	39
Total amortizing intangible assets	1,130	367	763	1,131	296	835
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,186	$367	$819	$1,187	$296	$891

Amortization expense was $72 million, $78 million and $91 million for fiscal 2022, 2021 and 2020, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of July 30, 2022 is shown below:

Fiscal Year:	(in millions)
2023	$72
2024	72
2025	70
2026	66
2027	63
Thereafter	420
$763

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at July 30, 2022
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

		Fair Value at July 31, 2021
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Mutual funds	Other long-term assets	$2	$—	$—

Liabilities:
Foreign currency derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$33	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$42	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates for fiscal 2022, LIBOR swap rates for fiscal 2021 and credit default swap rates. As of July 30, 2022, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $17 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $18 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

Mutual Funds

Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy.

Fuel Supply Agreements and Derivatives

To reduce diesel fuel price risk, the Company has entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. The fair values of fuel derivative agreements are measured using Level 2 inputs.

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

	July 30, 2022		July 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$23	$17	$29	$26
Long-term debt, including current portion	$2,123	$2,153	$2,188	$2,278

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

Details of active swap contracts as of July 30, 2022, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate(2)	Receive Floating Rate(2)	Floating Rate Reset Terms
August 3, 2015(1)	August 15, 2022	$29	1.7950%	One-Month Term SOFR	Monthly
October 26, 2018	October 31, 2022	100	2.8170%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2022	50	2.3770%	One-Month Term SOFR	Monthly
January 23, 2019	October 31, 2022	50	2.2740%	One-Month Term SOFR	Monthly
November 16, 2018	March 31, 2023	150	2.7770%	One-Month Term SOFR	Monthly
January 23, 2019	March 31, 2023	50	2.4245%	One-Month Term SOFR	Monthly
November 30, 2018	September 30, 2023	50	2.6980%	One-Month Term SOFR	Monthly
October 26, 2018	October 31, 2023	100	2.7880%	One-Month Term SOFR	Monthly
January 11, 2019	March 28, 2024	100	2.3600%	One-Month Term SOFR	Monthly
January 23, 2019	March 28, 2024	100	2.4250%	One-Month Term SOFR	Monthly
November 30, 2018	October 31, 2024	100	2.7385%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2024	100	2.4025%	One-Month Term SOFR	Monthly
January 24, 2019	October 31, 2024	50	2.4090%	One-Month Term SOFR	Monthly
October 26, 2018	October 22, 2025	50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
		$1,229
(1)The swap contract has an amortizing notional principal amount which is reduced by $1 million on a quarterly basis.
(2)In fiscal 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Consolidated Financial Statements.

In fiscal 2021, in order to reduce its exposure to pay fixed and receive floating interest rate swap contracts due to lower levels of debt balances with floating interest rates, the Company paid $6 million to terminate certain outstanding interest rate swaps with a notional amount of $250 million. In addition, in fiscal 2021, in conjunction with the $500 million fixed rate senior unsecured notes offering described below in Note 9—Long-Term Debt, the Company paid $11 million to terminate or novate certain outstanding interest rate swaps with a notional amount of $504 million and certain forward starting interest rate swaps with a notional amount of $450 million. The payments equaled the fair value of the interest rate swaps at the time of their termination or novation. No gain or loss was recorded as a result of the swap terminations and novations. Since the hedged interest payments remain probable of occurring, the unrecognized gains and losses that existed as of the early termination or novation of these interest rate swap agreements will be amortized out of Accumulated other comprehensive loss and into Interest expense, net over the remaining period of the original terminated or novated interest rate swap agreements. If any of the hedged interest payments were not probable of occurring, then a charge representing an accelerated amortization of the unrecognized gains and losses would be recorded. Cash payments resulting from the termination or novation of interest rate swaps are classified as operating activities in the Company’s Consolidated Statements of Cash Flows.

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

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	Interest Expense, net
(In millions)	2022	2021	2020
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$155	$204	$192
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$(36)	$(46)	$(25)
(Loss) gain on interest rate swap contracts not designated as hedging instruments:
(Loss) gain recognized in earnings	$—	$—	$—

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at July 30, 2022	Fiscal Maturity Year	July 30, 2022	July 31, 2021
Term Loan Facility	5.69%	2026	$800	$1,002
ABL Credit Facility	3.55%	2027	840	701
Senior Notes	6.75%	2029	500	500
Other secured loans	5.09%	2024-2025	23	37
Debt issuance costs, net			(29)	(35)
Original issue discount on debt			(11)	(17)
Long-term debt, including current portion			2,123	2,188
Less: current portion of long-term debt			(14)	(13)
Long-term debt			$2,109	$2,175

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of July 30, 2022, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2023	$14	$107
2024	8	115
2025	1	110
2026	800	74
2027	840	59
2028 and thereafter	500	51
	$2,163	$516

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

ABL Credit Facility

On June 3, 2022, the Company entered into a new loan agreement (the “ABL Loan Agreement”), by and among the Company (the “2022 U.S. Borrower”) and UNFI Canada. (the “2022 Canadian Borrower” and, together with the 2022 U.S. Borrower, the “2022 Borrowers”), and the financial institutions that are parties thereto as lenders (collectively, the “2022 ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the 2022 ABL Lenders, and the other parties thereto, which provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”), of which up to $2,600 million is available to the 2022 Borrowers, including a U.S. Dollar equivalent of $100 million sublimit for borrowings in Canadian dollars. The ABL Credit Facility replaced the Company’s existing $2,100 million ABL credit facility. Under the new ABL Loan Agreement, the 2022 Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $750 million without the consent of any 2022 ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available. Effective June 3, 2022, the Company used borrowings under the ABL Loan Agreement to repay all amounts outstanding under the existing $2,100 million ABL credit facility and terminated the existing ABL credit facility.

The ABL Loan Agreement utilizes Term SOFR and Prime rates as the benchmark interest rates. Borrowings under the ABL Credit Facility bear interest at rates that, at the 2022 Borrowers’ option, can be either: (i) a base rate plus a 0.00% - 0.25% margin or (ii) a Term SOFR rate plus a 1.00% - 1.25% margin. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of 0.20%. The ABL Credit Facility will expire at the earlier of (i) June 3, 2027, and (ii) the date that is 90 days prior to the maturity date of the Term Loan Facility (defined below) if on such date more than $100 million of borrowings under the Term Loan Facility remain outstanding and mature prior to June 3, 2027. The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate Borrowing Base (as defined below).

The ABL Loan Agreement contains certain operational and informational covenants customary for this type of secured revolving credit facility, which limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to its stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates and merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets on a consolidated basis. If the Company fails to comply with any of these covenants, it may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

The 2022 Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The 2022 Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the 2022 Borrowers’ and Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the 2022 Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% - 92.5% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy prescription files availability to the Borrowers, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,600 million) or the Borrowing Base.

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the 2022 ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions)(1):	July 30, 2022	July 31, 2021
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$1,789	$2,297
Certain receivables included in Accounts receivable, net and Current assets of discontinued operations	$878	$1,041
(1)    The ABL Credit Facility is also secured by all of the Company’s pharmacy prescription files, which are included in Intangibles, net in the Consolidated Balance Sheets. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information.

As of July 30, 2022, the Borrowers’ Borrowing Base, net of $120 million of reserves, was $2,612 million, which is above the $2,600 million limit of availability, resulting in total availability of $2,600 million for loans and letters of credit under the ABL Credit Facility. As of July 30, 2022, the Borrowers had $840 million of loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $10 million and are included in Long-term debt on the Consolidated Balance Sheets. As of July 30, 2022, the Borrowers had $133 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,627 million as of July 30, 2022.

Availability under the ABL Credit Facility (in millions):	July 30, 2022
Total availability for ABL loans and letters of credit	$2,600
ABL loans	$840
Letters of credit	$133
Unused credit	$1,627

The applicable interest rates, letter of credit fees and unutilized commitment fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	July 30, 2022
2022 Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
2022 Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
(1) The U.S. Borrower utilizes SOFR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Term Loan Facility

The term loan agreement (“Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders, Credit Suisse, as administrative agent for the Lenders, and the other parties thereto (the “Term Lenders”), provides for senior secured first lien term loans in an initial aggregate principal amount of $1,950 million, primarily consisting of a $1,800 million seven-year tranche (the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility, which included a $150 million 364-day tranche that was repaid in fiscal 2020, was used to finance the Supervalu acquisition and related transaction costs. The loans under the Term Loan Facility will be payable in full on October 22, 2025.

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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of July 30, 2022 and July 31, 2021, there was $629 million and $676 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2022, no prepayment from Excess Cash Flow in fiscal 2022 is required to be made in fiscal 2023.

As of July 30, 2022, the Company had borrowings of $800 million outstanding under the Term Loan Facility, which are presented in the Consolidated Balance Sheets net of debt issuance costs of $12 million and an original issue discount on debt of $11 million. As of July 30, 2022, no amount of the Term Loan Facility was classified as current.

As of July 30, 2022, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a SOFR rate plus a margin of 3.25%; provided that the SOFR rate shall never be less than 0.0%.

On November 10, 2021, the Company entered into an amendment (the “Second Term Loan Amendment”) amending the Term Loan Agreement. The amendment provides for (i) the reduction of the applicable margin for LIBOR loans from 3.50% to 3.25% and the applicable margin for base rate loans from 2.50% to 2.25%, and (ii) other administrative changes. The amendment did not change the aggregate amount or maturity date of the Term Loan Facility. In conjunction with the Second Term Loan Amendment, the Company made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the then outstanding ABL Credit Facility that reduced its interest costs. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which was recorded within Interest expense, net in the second quarter of fiscal 2022. On March 1, 2022, the Company made a $44 million voluntary prepayment on the Term Loan Facility from the majority of the after-tax net proceeds from the sale-leaseback of an acquired distribution center that was previously leased.

On June 3, 2022, the Company entered into an amendment (the “Third Term Loan Amendment”) to the Term Loan Agreement to amend the reference rate thereunder from LIBOR to Term SOFR. There were no other changes to the Term Loan Agreement as a result of the Third Term Loan Amendment. The Company did not record any gains or losses on the conversion of the reference rate for Borrowings under the Term Loan Agreement from LIBOR to SOFR.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2022, fiscal 2021 and fiscal 2020 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$—	$(33)	$(20)	$(56)	$(109)
Other comprehensive loss before reclassifications	—	(89)	(1)	(64)	(154)
Amortization of amounts included in net periodic benefit income	—	(3)	—	—	(3)
Amortization of cash flow hedges	—	—	—	18	18
Settlement charge	—	9	—	—	9
Net current period Other comprehensive loss	—	(83)	(1)	(46)	(130)
Accumulated other comprehensive loss at August 1, 2020	$—	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	1	167	5	8	181
Amortization of amounts included in net periodic benefit income	—	(2)	—	—	(2)
Amortization of cash flow hedges	(1)	—	—	34	33
Settlement gain	—	(12)	—	—	(12)
Net current period Other comprehensive income	—	153	5	42	200
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive (loss) income before reclassifications	—	(42)	(3)	34	(11)
Amortization of amounts included in net periodic benefit cost	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	26	28
Net current period Other comprehensive income (loss)	2	(40)	(3)	60	19
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

(in millions)	2022	2021	2020	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit cost (income)(1)	$4	$(1)	$(3)	Net periodic benefit income, excluding service cost
Settlement (gain) charge	—	(17)	11	Net periodic benefit income, excluding service cost
Total reclassifications	4	(18)	8
Income tax (benefit) expense	(2)	4	(2)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$2	$(14)	$6

Swap agreements:
Reclassification of cash flow hedge	$36	$46	$25	Interest expense, net
Income tax benefit	(10)	(12)	(7)	Provision (benefit) for income taxes
Total reclassifications, net of tax	$26	$34	$18

Other cash flow hedges:
Reclassification of cash flow hedge	$2	$(1)	$—	Cost of sales
Income tax (benefit) expense	—	—	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$2	$(1)	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service benefit and reclassification of net actuarial loss as reflected in Note 13—Benefit Plans.

As of July 30, 2022, the Company expects to reclassify $5 million related to unrealized derivative gains on interest rate swap hedges out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	July 30, 2022	July 31, 2021
Operating lease assets	Operating lease assets	$1,176	$1,064
Finance lease assets	Property and equipment, net	22	112
Total lease assets		$1,198	$1,176

Operating liabilities	Current portion of operating lease liabilities	$156	$135
Finance liabilities	Current portion of long-term debt and finance lease liabilities	13	107
Operating liabilities	Long-term operating lease liabilities	1,067	962
Finance liabilities	Long-term finance lease liabilities	23	35
Total lease liabilities		$1,259	$1,239

Lease assets and liabilities presented in the table above include lease contracts related to our discontinued operations, as the Company expects to remain primarily obligated under these leases.

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2022	2021	2020
Operating lease cost	Operating expenses	$241	$229	$223
Short-term lease cost	Operating expenses	19	29	31
Variable lease cost	Operating expenses	73	64	151
Sublease income	Operating expenses	(8)	(8)	(3)
Sublease income	Net sales	(17)	(20)	(23)
Other sublease income, net	Restructuring, acquisition and integration related expenses(2)	(2)	(3)	(5)
Net operating lease cost(1)		306	291	374
Amortization of leased assets	Operating expenses	10	13	16
Interest on lease liabilities	Interest expense, net	11	19	12
Finance lease cost		21	32	28
Total net lease cost		$327	$323	$402
(1)Rent expense as presented here includes $0 million, $2 million and $6 million in fiscal 2022, 2021 and 2020, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.
(2)Includes $29 million, $31 million and $36 million of lease expense in fiscal 2022, 2021 and 2020, respectively, and $(31) million, $(33) million, and $(41) million of lease income in fiscal 2022, 2021 and 2020, respectively, that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

During fiscal 2022, the Company acquired the real property of a previously leased distribution center, which was classified as a finance lease, for approximately $153 million. Immediately following this acquisition, the Company monetized this property through a sale-leaseback transaction, pursuant to which the Company received $225 million in aggregate proceeds for the sale of the property, which reflected the fair value of the property. Under the terms of the sale-leaseback agreement, the Company entered into a lease for the distribution center for a term of 15 years, which was classified as an operating lease. The Company recorded a pre-tax gain on sale of approximately $87 million in fiscal 2022 as a result of the transactions, which primarily represented the pre-tax net proceeds.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of July 30, 2022, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases (2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$250	$16	$(46)	$—	$204	$16
2024	242	12	(39)	—	203	12
2025	195	8	(27)	—	168	8
2026	160	4	(18)	—	142	4
2027	121	1	(11)	—	110	1
Thereafter	996	—	(28)	—	968	—
Total undiscounted lease liabilities and receipts	$1,964	$41	$(169)	$—	$1,795	$41
Less interest(3)	(741)	(5)
Present value of lease liabilities	1,223	36
Less current lease liabilities	(156)	(13)
Long-term lease liabilities	$1,067	$23
(1)Operating lease payments include $2 million related to extension options that are reasonably certain of being exercised and exclude $254 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)There were no finance leases for which the extension options are reasonably certain of being exercised and excluded from legally binding minimum lease payments for leases signed but not yet commenced.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	July 30, 2022	July 31, 2021
Weighted-average remaining lease term (years)
Operating leases	10.4 years	10.7 years
Finance leases	3.3 years	2.0 years
Weighted-average discount rate
Operating leases	9.0%	9.7%
Finance leases	9.3%	8.7%

Other Information
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$224	$220	$231
Operating cash flows from finance leases	$7	$12	$9
Financing cash flows from finance leases	$160	$9	$20
Leased assets obtained in exchange for new finance lease liabilities	$1	$—	$93
Leased assets obtained in exchange for new operating lease liabilities	$292	$263	$195

NOTE 12—SHARE-BASED AWARDS

As of July 30, 2022, the Company has restricted stock awards and performance share units and stock options outstanding under three equity incentive plans: the 2004 Equity Incentive Plan, as amended (the “2004 Plan”); the 2012 Equity Incentive Plan, as amended and restated (the “2012 Plan”); and the Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee thereof. As of July 30, 2022, the Company has 2.9 million shares authorized and available for grant under the 2020 Equity Incentive Plan. The authorization for new grants under the 2004 Plan and 2012 Plan has expired.
Share-Based Compensation Expense
The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2022	2021	2020
Restricted stock awards	$36	$36	$23
Supervalu replacement awards(1)	—	5	9
Performance-based share awards	7	8	2
Share-based compensation expense recorded in Operating expenses	43	49	34
Income tax benefit	(12)	(13)	(9)
Share-based compensation expense, net of tax	$31	$36	$25

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses(2)	$1	$1	$1
Income tax benefit	—	—	—
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$1	$1	$1
(1)Amounts are derived primarily from liability classified awards.
(2)Includes equity classified awards of $1 million for fiscal 2022, equity classified awards of $1 million for fiscal 2021, and liability classified awards of $1 million for fiscal 2020.

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three or four equal installments. The Board of Directors has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forth grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards have a three-year cliff vest, subject to achievement of the performance objective. As of July 30, 2022, there was $47 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation cost related to Supervalu Replacement Options (defined below) is de minimis.

Restricted Stock Awards
The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. The following summary presents information regarding restricted stock units, Supervalu Replacement Awards and performance stock units:

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at August 3, 2019	4.4	$31.11
Granted	6.0	7.67
Vested	(1.0)	20.59
Forfeited/Canceled	(2.0)	12.39
Outstanding at August 1, 2020	7.4	18.54
Granted	2.4	17.55
Vested	(2.6)	19.94
Forfeited/Canceled	(0.4)	24.11
Outstanding at July 31, 2021	6.8	17.33
Granted	1.2	45.46
Vested	(2.8)	42.06
Forfeited/Canceled	(0.3)	37.68
Outstanding at July 30, 2022	4.9	$20.02

(in millions)	2022	2021	2020
Intrinsic value of restricted stock units vested	$125	$51	$21

Performance-Based Share Awards
During fiscal 2022, the Company granted 0.3 million performance share units to its executives and other senior leaders (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $49.31. These performance units are tied to fiscal 2022, 2023 and 2024 performance metrics, including adjusted EPS growth and adjusted return on invested capital (“ROIC”). An insignificant amount of performance share units granted in fiscal 2022 were forfeited during the current year.

During fiscal 2021, the Company granted 0.5 million performance share units to its executives and other senior leaders (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $18.19. These performance units are tied to fiscal 2021, 2022 and 2023 performance metrics, including adjusted EPS growth, ROIC and adjusted EBITDA leverage. An insignificant amount of performance share units granted in fiscal 2021 were forfeited during the current year.

During fiscal 2020, the Company granted 1.0 million performance share units to its executives and other senior leaders (subject to the issuance of up to 1.0 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $8.07. These performance units were tied to fiscal 2020, 2021 and 2022 performance metrics, including adjusted EBITDA, adjusted EBITDA leverage and ROIC. An insignificant amount of performance share units granted in fiscal 2020 were forfeited during the current year. Based on performance through the performance period ended July 30, 2022, 1.0 million performance share units have been earned and will be issued in fiscal 2023.

Stock Options
The Company did not grant options in fiscal 2022, 2021 or 2020. The following summary presents information regarding outstanding stock options as of July 30, 2022 and changes during the fiscal year then ended:

	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	0.8	$49.02	2.2 years
Exercised	(0.2)	38.78
Canceled	(0.1)	44.13
Outstanding at end of year	0.5	—	1.6 years	$—
Exercisable at end of year	0.5	$54.11	1.6 years	$—

The aggregate intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $2 million, $1 million and $0 million, respectively.

Supervalu Replacement Awards
Pursuant to the Agreement and Plan of Merger, dated July 25, 2018, by and among Supervalu, SUPERVALU Enterprises, Inc., the company and Jedi Merger Sub, Inc., dated as of July 25, 2018, as amended on October 10, 2018 (the “Merger Agreement”), each outstanding Supervalu stock option, whether vested or unvested, that was unexercised immediately prior to the effective time of the merger (“SVU Option”) was converted, effective as of the effective time of the merger, into a stock option exercisable for shares of common stock of the Company (“Supervalu Replacement Options”) in accordance with the adjustment provisions of the Supervalu stock. In addition, each outstanding Supervalu restricted share award, restricted stock unit award, deferred share unit award and performance share unit award (“SVU Equity Award”) was converted, effective as of the effective time of the merger, into time-vesting awards (“Supervalu Replacement Award”) with a settlement value equal to the merger consideration of $32.50 per share multiplied by the number of shares of Supervalu common stock subject to such SVU Equity Award. The Merger Agreement originally provided that the Supervalu Replacement Awards were payable in cash, however, the Merger Agreement was amended on October 10, 2018, to provide that the Supervalu Replacement Awards could be settled in cash and/or an equal value in shares of common stock of the Company. The Supervalu Replacement Awards were liability classified awards as they were ultimately settled in cash or shares at the discretion of the employee. The Supervalu Replacement Awards liabilities were expensed over the service period based on the fixed value of $32.50 per share. As of the end of fiscal 2022, there are no longer any outstanding Supervalu Replacement Awards.

On October 22, 2018, the Company authorized for issuance and registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission 5.0 million shares of common stock for issuance in order to satisfy the Supervalu Replacement Options and Supervalu Replacement Awards. During fiscal 2020, the Company issued 1.3 million shares of common stock at an average price of $10.66 per share for $14 million of cash.

NOTE 13—BENEFIT PLANS
The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan, Unified Grocers, Inc. Cash Balance Plan and certain supplemental executive retirement plans. These plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately 65% of the 10,900 union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Plan Merger

In fiscal 2022, the Company merged the Unified Grocers, Inc. Cash Balance Plan into the SUPERVALU INC. Retirement Plan. The merger did not impact the amount of plan assets and accumulated benefit plan obligations; however, as a result of the merger, former Unified Grocers, Inc. Cash Balance Plan participants will receive all benefits from the SUPERVALU INC. Retirement Plan going forward. As such, the funded status of the remaining plan has been presented within a single asset balance within Other long-term assets on the Consolidated Balance Sheets as of July 30, 2022.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2022		2021
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit Obligation at beginning of year	$2,093	$18	$2,260	$37
Actuarial gain	(322)	(4)	(103)	(9)
Benefits paid	(103)	(1)	(101)	(3)
Interest cost	38	—	37	—
Settlements paid	—	(1)	—	(18)
Plan amendment	—	—	—	11
Benefit obligation at end of year	1,706	12	2,093	18
Changes in Plan Assets
Fair value of plan assets at beginning of year	2,118	—	1,991	12
Actual return on plan assets	(300)	—	226	—
Benefits paid	(103)	(1)	(101)	(3)
Settlements paid	—	(1)	—	(18)
Employer contributions	1	2	2	9
Fair value of plan assets at end of year	1,716	—	2,118	—
Funded (unfunded) status at end of year	$10	$(12)	$25	$(18)

The actuarial gain on projected pension benefit obligations in fiscal 2022 was primarily the result of a 158 basis points increase in the discount rate on the SUPERVALU INC. Retirement Plan. The actuarial gain on projected pension benefit obligations in fiscal 2021 was primarily the result of a 35 basis points increase in the discount rate on the SUPERVALU INC. Retirement Plan, and updated mortality assumptions.
The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
July 30, 2022:
Fair value of plan assets at end of year	$1,716	$—	$1,716
Benefit obligation at end of year	(1,698)	(8)	(1,706)
Funded (unfunded) status at end of year	$18	$(8)	$10

	SUPERVALU INC. Retirement Plan	Unified Grocers, Inc. Cash Balance Plan and Other	Total Pension Benefits
July 31, 2021:
Fair value of plan assets at end of year	$1,860	$258	$2,118
Benefit obligation at end of year	(1,796)	(297)	(2,093)
Funded (unfunded) status at end of year	$64	$(39)	$25

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2022		2021		2020
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected Return on plan assets	$(82)	$—	$(104)	$—	$(105)	$—
Interest cost	38	—	37	—	57	1
Amortization of prior service credit	—	3	—	(1)	—	(1)
Amortization of net actuarial loss (gain)	1	—	1	(1)	—	(2)
Settlement (gain) charge	—	—	—	(17)	11	—
Net periodic benefit (income) cost	(43)	3	(66)	(19)	(37)	(2)
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	59	(3)	(225)	(8)	109	—
Prior service (benefit) cost	—	—	—	25	—	—
Amortization of prior service benefit	—	(3)	—	3	—	1
Amortization of net actuarial (gain) loss	—	—	(1)	1	—	2
Total (benefit) expense recognized in Other comprehensive income (loss)	59	(6)	(226)	21	109	3
Total (benefit) expense recognized in net periodic benefit cost (income) and Other comprehensive income (loss)	$16	$(3)	$(292)	$2	$72	$1

In fiscal 2020, the SUPERVALU INC. Retirement plan made aggregate lump sum settlement payments, which resulted in non-cash pension settlement charges from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU INC. Retirement Plan assets and remeasured liabilities. As a result of the settlement payments reported in the second quarter of fiscal 2020, SUPERVALU INC. Retirement Plan obligations were remeasured using a discount rate of 3.1% and the MP-2019 mortality improvement scale. This remeasurement resulted in a $2 million decrease to Accumulated other comprehensive loss.

Amounts recognized in the Consolidated Balance Sheets as of July 30, 2022 and July 31, 2021 consist of the following:

	July 30, 2022		July 31, 2021
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$18	$—	$64	$—
Pension and other postretirement benefit obligations	(6)	(12)	(38)	(15)
Accrued compensation and benefits	(2)	—	(1)	(3)
Total	$10	$(12)	$25	$(18)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit (income) cost consisted of the following:

	2022	2021	2020
Benefit obligation assumptions:
Discount rate	4.20% - 4.26%	2.62% - 2.75%	1.74% - 2.37%
Net periodic benefit (income) cost assumptions:
Discount rate	2.62% - 2.75%	1.17% - 2.27%	2.99% - 3.49%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	4.25% - 4.50%	1.00% - 5.50%	2.00% - 5.75%
Interest credit	5.00%	5.00%	5.00%
(1)    Expected return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by the Company. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan master trust. The Company also assesses the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class basis to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

The Company reviews and selects the discount rate to be used in connection with measuring its pension and other postretirement benefit obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used.

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.50% as of July 30, 2022. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2030, until it reaches the ultimate trend rate of 4.50%. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.50 % as of July 30, 2022.

Pension Plan Assets

Pension plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities. The Company employs a liability hedging approach, targeting a level of risk commensurate with keeping pace with the growth of plan liabilities. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2022	2021
Fixed income	85.0%	85.0%	82.8%
Domestic equity	4.8%	5.4%	7.7%
Private equity	5.5%	5.3%	5.4%
International equity	2.7%	2.3%	1.0%
Real estate	2.0%	2.0%	3.1%
Total	100.0%	100.0%	100.0%

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

The fair value of assets held in the master trust for defined benefit pension plans as of July 30, 2022, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$42	$—	$—	$—	$42
Common collective trusts	—	949	—	3	952
Corporate bonds	—	390	—	—	390
Government securities	—	175	—	—	175
Mortgage-backed securities	—	28	—	—	28
Other	12	2	—	—	14
Private equity and real estate partnerships	—	—	—	115	115
Total plan assets at fair value	$54	$1,544	$—	$118	$1,716

The fair value of assets held in the master trust for defined benefit pension plans as of July 31, 2021, by asset category, consisted of the following (in millions):

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

Contributions

No minimum pension contributions were required to be made under either the SUPERVALU INC. Retirement Plan or the Unified Grocers, Inc. Cash Balance Plan under ERISA in fiscal 2022. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2023.

The Company funds its defined benefit pension plans based on the minimum contribution required under the Internal Revenue Code, ERISA the Pension Protection Act of 2006 and other applicable laws, as determined by our external actuarial consultant, and additional contributions made at its discretion. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2023	$122	$1
2024	115	1
2025	119	1
2026	117	1
2027	116	1
Years 2028-2032	569	4

Defined Contribution Plan

The Company sponsors a defined contribution and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax Roth basis. The Company matches a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plan is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for this plan were $29 million, $27 million and $21 million for fiscal 2022, 2021 and 2020, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

As of July 30, 2022 there was $4 million of Accrued compensation and benefits and $5 million of Other long-term liabilities recognized in the Consolidated Balance Sheets. As of July 31, 2021 there was $2 million of Accrued compensation and benefits and $5 million of Other long-term liabilities.

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

Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

•Assets contributed to the multiemployer plan by one employer are held in trust and may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chose to stop participating in some multiemployer plans, or make market exits or closures or otherwise have participation in the plan drop below certain levels, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2021 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plan and is annually certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65% funded and are considered in critical status, plans in yellow zone status are less than 80% funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80% funded. The Multiemployer Pension Reform Act of 2014 (“MPRA”) created a new zone status called “critical and declining” or “Deep Red”. Plans are generally considered Deep Red if they are projected to become insolvent within 15 years. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2021.

The following table contains information about the Company’s significant multiemployer plans (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	2021	FIP/RP Status Pending/Implemented	2022	2021	2020	Surcharges Imposed(1)
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	No	$11	$12	$11	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	10	10	9	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	4	4	3	NA
Central States, Southeast & Southwest Areas Pension Plan	366044243-001	12/31	Deep Red	Implemented	5	6	6	No
UFCW Unions and Participating Employers Pension Plan	526117495-001	12/31	Deep Red	Implemented	3	3	7	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	10	10	13	No
UFCW Unions and Employers Pension Plan(2)	396069053-001	NA	NA	NA	—	1	1	NA
All Other Multiemployer Pension Plans(3)					2	2	2
Total					$45	$48	$52
(1)    PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)    The Company withdrew from this plan in fiscal 2021 and made no contributions in fiscal 2022. The plan was included in the table above for contributions made in prior presented periods.
(3)    All Other Multiemployer Pension Plans includes 6 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2021
Minneapolis Food Distributing Industry Pension Plan	5/31/2026	1	5/31/2026	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2023	1	3/4/2023	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	6/03/2024 - 5/31/2025	4	8/3/2024	37.6%	☐
UFCW Unions and Participating Employers Pension Fund	11/8/2020(2)	2	11/8/2020(2)	70.5%	☒
Western Conference of Teamsters Pension Plan Trust	4/22/2023 - 9/20/2026	13	9/20/2026	43.2%	☐
(1)    Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees represented under the applicable collective bargaining agreements.
(2)    These collective bargaining agreements have been extended.

In fiscal 2021, the Company withdrew from participating in three Retail multiemployer pension plans, resulting in a $63 million withdrawal charge, which is recorded within Operating expenses within our Consolidated Statements of Operations, Other long-term liabilities on the Consolidated Balance Sheets and within changes in operating assets and liabilities within Accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. In fiscal 2022, the Company updated its estimated withdrawal liability, which resulted in an $8 million benefit recorded within Operating expenses. In fiscal 2020, in connection with the Company’s consolidation of distribution centers in the Pacific Northwest, the Company recorded an $11 million multiemployer pension plan withdrawal liability.

As of July 30, 2022, accrued multiemployer pension plan withdrawal liabilities included in Other long-term liabilities and Accrued compensation and benefits were $94 million and $7 million, respectively, for 13 multiemployer plans. As of July 31, 2021 amounts included in Other long-term liabilities and Accrued compensation and benefits were $110 million and $7 million, respectively. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

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

The Company contributed $81 million, $78 million and $89 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of July 30, 2022, we had approximately 30,300 employees. Approximately 10,900 employees are covered by 48 collective bargaining agreements. During fiscal 2022, 8 collective bargaining agreements covering approximately 2,100 employees were renegotiated and 4 collective bargaining agreements covering approximately 1,500 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2023, 3 collective bargaining agreements covering approximately 3,300 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax Expense (Benefit)

Income before income taxes for fiscal 2022 consists of $302 million from U.S. continuing operations and $8 million from foreign continuing operations. Income before income taxes for fiscal 2021 consists of $175 million from U.S. continuing operations and $8 million from foreign continuing operations. Loss before income taxes for fiscal 2020 consists of ($338) million from U.S. continuing operations and ($4) million from foreign continuing operations.

The total provision (benefit) for income taxes included in the Consolidated Statements of Operations consisted of the following:

(in millions)	2022	2021	2020
Continuing operations	$56	$34	$(91)
Discontinued operations	—	(1)	(5)
Total	$56	$33	$(96)

The income tax expense (benefit) in continuing operations was allocated as follows:

(in millions)	2022	2021	2020
Income tax expense (benefit)	$56	$34	$(91)
Other comprehensive income	11	65	(45)
Total	$67	$99	$(136)

Total federal, state, and foreign income tax (benefit) expense in continuing operations consists of the following:

(in millions)	Current	Deferred	Total
Fiscal 2022
U.S. Federal	$(7)	$45	$38
State and Local	6	9	15
Foreign	2	1	3
	$1	$55	$56
Fiscal 2021
U.S. Federal	$30	$(8)	$22
State and Local	7	2	9
Foreign	2	1	3
	$39	$(5)	$34
Fiscal 2020
U.S. Federal	$(23)	$(45)	$(68)
State and Local	1	(24)	(23)
Foreign	2	(2)	—
	$(20)	$(71)	$(91)

Total income tax expense (benefit) in continuing operations was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in millions)	2022	2021	2020
Computed “expected” tax expense	$66	$39	$(72)
State and local income tax, net of Federal income tax benefit	18	10	(19)
Non-deductible expenses	13	7	3
Tax effect of share-based compensation	(31)	(3)	2
General business credits	(3)	(6)	(2)
Unrecognized tax benefits	(6)	(4)	(8)
Nondeductible goodwill impairment	—	—	44
Enhanced Inventory Donations	(2)	(3)	(2)
Impacts related to the CARES Act	—	—	(39)
Other, net	1	(6)	2
Total income tax expense (benefit)	$56	$34	$(91)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of period	$27	$32	$40
Unrecognized tax benefits added during the period	—	6	6
Unrecognized tax benefits assumed in a business combination	—	—	—
Decreases in unrecognized tax benefits due to statute expiration	(7)	(8)	(2)
Decreases in unrecognized tax benefits due to settlements	(1)	(3)	(12)
Unrecognized tax benefits at end of period	$19	$27	$32

In addition, the Company has $8 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2022, 2021 and 2020, total accrued interest and penalties was $6 million, $6 million, and $7 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of July 30, 2022, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and in most states is no longer subject to state income tax examinations for fiscal years before 2009 and 2016 for Supervalu and the Company, respectively. Due to the implementation of the CARES Act, NOLs were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $6 million during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 30, 2022 and July 31, 2021 are presented below:

(in millions)	July 30, 2022	July 31, 2021
Deferred tax assets:
Compensation and benefits related	$50	$54
Accounts receivable, principally due to allowances for uncollectible accounts	4	6
Accrued expenses	37	37
Net operating loss carryforwards	14	16
Other tax carryforwards (interest, charitable contributions)	15	8
Foreign tax credits	1	1
Intangible assets	50	61
Lease liabilities	319	336
Interest rate swap agreements	—	25
Other deferred tax assets	—	6
Total gross deferred tax assets	490	550
Less valuation allowance	(5)	(8)
Net deferred tax assets	$485	$542
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$159	$125
Inventories	29	39
Lease right of use assets	304	321
Interest rate swap agreements	1	—
Total deferred tax liabilities	493	485
Net deferred tax (liabilities) assets	$(8)	$57

Tax Credits and Valuation Allowances

At July 30, 2022, the Company had gross deferred tax assets of approximately $490 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of July 30, 2022, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its state net operating losses and foreign tax credits that, in the Company’ s judgment, are not likely to be realized within the applicable recovery periods.

At July 30, 2022, the Company had net operating loss carryforwards of approximately $1 million for federal income tax purposes that are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times through fiscal year 2027. As of July 30, 2022, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at July 30, 2022 and correspondingly no valuation allowance has been established.

At July 30, 2022, the Company had disallowed charitable contribution carryforwards of approximately $34 million that are available for carryforward over five years. As of July 30, 2022, the Company anticipates sufficient future taxable income to fully utilize the charitable contribution carryovers within the applicable five-year carryforward period and correspondingly, no valuation allowance has been established.

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

Effective Tax Rate

Our effective income tax rate for continuing operations was an expense rate of 18.1% and 18.6% on pre-tax income for fiscal 2022 and fiscal 2021, respectively, and a benefit rate of 26.6% on pre-tax losses for fiscal 2020. The fiscal 2020 effective tax rate was primarily driven by the impact of non-deductible goodwill impairment charges recorded in fiscal 2020, partially offset by the NOL carryback provisions of the CARES Act. For fiscal 2021, the effective tax rate was reduced by solar and employment tax credits, including the tax credit impact of a fiscal 2021 investment in an equity method partnership, the recognition of previously unrecognized tax benefits, excess tax deductions attributable to share-based compensation and inventory deductions, as well as the impact of favorable return-to-provision adjustments. For fiscal 2022, the effective tax rate was reduced by the impact of discrete tax benefits related to employee stock awards and the release of unrecognized tax positions, partially offset by non-deductible executive compensation.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

(in millions, except per share data)	2022	2021	2020
Basic weighted average shares outstanding	58.0	56.1	53.8
Net effect of dilutive stock awards based upon the treasury stock method	3.0	3.9	—
Diluted weighted average shares outstanding	61.0	60.0	53.8

Basic earnings (loss) per share:
Continuing operations	$4.28	$2.55	$(4.76)
Discontinued operations	$—	$0.10	$(0.34)
Basic earnings (loss) per share	$4.28	$2.65	$(5.10)
Diluted earnings (loss) per share:
Continuing operations	$4.07	$2.38	$(4.76)
Discontinued operations	$—	$0.09	$(0.34)
Diluted earnings (loss) per share	$4.07	$2.48	$(5.10)

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.5	0.9	3.6

NOTE 16—BUSINESS SEGMENTS

The Company has two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Company organizes and operates the Wholesale reportable segment through four U.S geographic regions: Atlantic; South; Central and Pacific, and Canada Wholesale, which is operated separately from the U.S. Wholesale business. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Wholesale reportable segment is engaged in the distribution of grocery and non-food products, and support services provider to retailers in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a single location food manufacturing business, which engages in the importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s natural branded product lines, primarily Blue Marble Brands. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers.

Segment earnings include revenues and costs attributable to each of the respective business segments and certain allocated corporate overhead, based on the segment’s estimated consumption of corporately managed resources. The Company’s measure of segment profit is Adjusted EBITDA, as disclosed below. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. Non-operating expenses that are not allocated to the operating segments are included in the Other segment.

In fiscal 2022, the Company changed its measure of segment profit to exclude the non-cash LIFO charge or benefit from Adjusted EBITDA. Prior period Adjusted EBITDA amounts and the reconciliation to Income (loss) from continuing operations before income taxes have been recast to reflect this change in the measure of segment profit.

The following table provides continuing operations net sales and Adjusted EBITDA by reportable segment and reconciles that information to Income (loss) from continuing operations before income taxes:

(in millions)	2022	2021	2020
Net sales:
Wholesale(1)	$27,824	$25,873	$25,525
Retail	2,468	2,442	2,375
Other	219	219	228
Eliminations	(1,583)	(1,584)	(1,569)
Total Net sales	$28,928	$26,950	$26,559
Continuing operations Adjusted EBITDA:
Wholesale	$696	$677	$610
Retail	98	98	89
Other	44	(10)	(16)
Eliminations	(9)	1	(2)
Adjustments:
Net income attributable to noncontrolling interests	6	6	5
Net periodic benefit income, excluding service cost	40	85	39
Interest expense, net	(155)	(204)	(192)
Other, net	2	8	4
Depreciation and amortization	(285)	(285)	(282)
Share-based compensation(2)	(43)	(49)	(34)
LIFO charge(3)	(158)	(24)	(18)
Restructuring, acquisition, and integration related expenses	(21)	(56)	(87)
Goodwill impairment charges	—	—	(425)
Gain (loss) on sale of assets	87	4	(18)
Multi-employer pension plan withdrawal benefit (charges)	8	(63)	—
Note receivable charges	—	—	(13)
Legal settlement income	—	—	(1)
Other retail expense	—	(5)	(1)
Income (loss) from continuing operations before income taxes	$310	$183	$(342)
Depreciation and amortization:
Wholesale	$254	$252	$267
Retail	29	29	4
Other	2	4	11
Total depreciation and amortization	$285	$285	$282
Payments for capital expenditures:
Wholesale	$224	$285	$160
Retail	27	25	12
Other	—	—	1
Total capital expenditures	$251	$310	$173
(1)For fiscal 2022, 2021 and 2020, the Company recorded $1,358 million, $1,381 million and $1,348 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale sales to its Retail segment that have been eliminated upon consolidation.
(2)Includes an immaterial amount of liability-settled share compensation expense.
(3)As a result of the segment profit measurement revision discussed above, previously reported Adjusted EBITDA disclosures by segment and the reconciliation to Income from continuing operations before income taxes has been recast to exclude the impact of the non-cash LIFO charge.

Total assets of continuing operations by reportable segment were as follows:

(in millions)	July 30, 2022	July 31, 2021
Assets:
Wholesale	$6,733	$6,536
Retail	599	566
Other	335	462
Eliminations	(39)	(43)
Total assets	$7,628	$7,521

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of July 30, 2022. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eight years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of July 30, 2022, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $22 million ($19 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of July 30, 2022, a total estimated loss of $1 million is recorded in the Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company provided Save-A-Lot with various technical, human resources, finance and other operational services. The Company primarily ceased providing services under the Services Agreement in fiscal 2022. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of July 30, 2022, the Company had approximately $388 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act ("FCA"). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the Relators filed a petition for rehearing and defendants filed a response on November 9, 2021. On December 3, 2021, the 7th Circuit denied the petition for rehearing. On April 1, 2022, the Relators filed a petition for a writ of certiorari with the United States Supreme Court. The Company filed its response on June 20, 2022.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of July 30, 2022, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 18—DISCONTINUED OPERATIONS

In early fiscal 2022, the Company disposed of the last two remaining Shoppers locations that were classified in discontinued operations. In fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020, the Company incurred approximately $31 million in pre-tax aggregate costs and charges related to Shoppers stores that remained within discontinued operations, consisting of $25 million of operating losses, severance costs and transaction costs during the period of wind-down and $6 million of property and equipment impairment charges related to impairment reviews.

Operating results of discontinued operations are summarized below:

(in millions)	2021	2020
Net sales	$42	$184
Cost of sales	28	131
Gross profit	14	53
Operating expenses	9	43
Restructuring expenses and charges	—	33
Income (loss) from discontinued operations before income taxes	5	(23)
Benefit for income taxes	(1)	(5)
Income (loss) from discontinued operations, net of tax	$6	$(18)

No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $22 million and $97 million in fiscal, 2021 and 2020, respectively.

The following table summarizes the carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Consolidated Balance Sheets:

(in millions)	July 31, 2021
Current assets
Inventories, net	$2
Total current assets of discontinued operations	2
Long-term assets
Property and equipment	1
Other long-term assets	1
Total long-term assets of discontinued operations	2
Total assets of discontinued operations	$4

Current liabilities
Accounts payable	$2
Accrued compensation and benefits	2
Total current liabilities of discontinued operations	4
Total liabilities of discontinued operations	$4
Net liabilities of discontinued operations	$—

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of July 30, 2022, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of July 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Financial Statements and Supplementary Data in Part II, Item 8 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on January 10, 2023 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Committees of the Board of Directors,” “Nomination of Directors,” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

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
2.1
Agreement and Plan of Merger, dated July 25, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., the Registrant and Jedi Merger Sub, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2018).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among United Natural Foods, Inc., Jedi Merger Sub, Inc., SUPERVALU INC. and SUPERVALU Enterprises, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2018).

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2015).

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018).
4.1	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2009).
4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2019).

10.1**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 21, 2010).
10.2**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012).

10.3**	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 18, 2012) (the “2012 Equity Plan”).
10.4**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013).

10.5**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013).

10.6**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 16, 2015) (the “A&R 2012 Equity Plan”).

10.7**	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2013).
10.8+
Agreement for the Distribution of Products between the Registrant and Whole Foods Market Distribution, Inc., effective September 28, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.9
First Amendment to Agreement for Distribution of Products, dated as of March 3, 2021, by and among the Registrant and Whole Foods Market Distribution, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 4, 2021).

Exhibit No.	Description
10.10**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee pursuant to the A&R 2012 Equity Plan. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2017).

10.11
Loan Agreement, dated June 3, 2022, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.12
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.13
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.14
Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., CreditSuisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.15
Amendment No. 3 to Term Loan Agreement, dated June 3, 2022, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.16**
Amended and Restated Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).

10.17**
Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020).

10.18**
Second Amendment to Amended and Restated Employment Agreement, dated as of March 9, 2021, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.19**	Form of Amended and Restated Severance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 29, 2019).
10.20**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.21**
Terms and Conditions of Grant of Restricted Share Units pursuant to the Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).

10.22**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.23
Indenture, dated October 22, 2020, among the Registrant, its subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020).

10.24**
Change of Control Severance Agreement, dated as of November 30, 2015, by and among SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.25**
Transition Agreement, dated as of October 22, 2018, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.26**
First Amendment to Transition Agreement, dated as of March 27, 2019, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.27**
Second Amendment to Transition Agreement, dated as of May 12, 2020, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.28**
Third Amendment to Transition Agreement, dated as of March 9, 2021, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.29**
CEO Severance Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

Exhibit No.	Description
10.30**
CEO Change in Control Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.31**
CEO Indemnification Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.32**
Form of RSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.33**
Form of PSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.34**	Form of Inducement RSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.35**	Form of Inducement PSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.36**	Waiver and Release Agreement, by and between the Registrant and Jill E. Sutton (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2022).
10.37**	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).
10.38*
Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.39**
Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.40**	Form of Inducement RSU Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).
10.41**
Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020).

10.42**	United Natural Foods, Inc. Annual Incentive Plan, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020).
10.43* **	United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 22, 2022.
10.44* **	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022.
10.45* **	Consulting Agreement, effective as of October 31, 2022, by and among the Registrant and Eric Dorne.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022, filed with the SEC on September 27, 2022, formatted in Inline XBRL (included in Exhibit 101).
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
Dated: September 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer) and Director	September 27, 2022
J. Alexander Miller Douglas
/s/ JOHN W. HOWARD	Chief Financial Officer (Principal Financial Officer)	September 27, 2022
John W. Howard
/s/ R. ERIC ESPER	Chief Accounting Officer (Principal Accounting Officer)	September 27, 2022
R. Eric Esper
/s/ JACK L. STAHL	Chairman	September 27, 2022
Jack L. Stahl
/s/ ERIC F. ARTZ	Director	September 27, 2022
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 27, 2022
Ann Torre Bates
/s/ GLORIA R. BOYLAND	Director	September 27, 2022
Gloria R. Boyland
/s/ DENISE M. CLARK	Director	September 27, 2022
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	September 27, 2022
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 27, 2022
Michael S. Funk
/s/ JAMES L. MUEHLBAUER	Director	September 27, 2022
James L. Muehlbauer
/s/ PETER A. ROY	Director	September 27, 2022
Peter A. Roy
/s/ MOHAMMAD SHAMIM	Director	September 27, 2022
Mohammad Shamim