Form 10-Q
period 2022-10-29
UNITED NATURAL FOODS INC
filed 2022-12-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 2, 2022 there were 59,831,508 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	October 29, 2022	July 30, 2022
ASSETS
Cash and cash equivalents	$39	$44
Accounts receivable, net	1,351	1,214
Inventories, net	2,756	2,355
Prepaid expenses and other current assets	214	184
Total current assets	4,360	3,797
Property and equipment, net	1,684	1,690
Operating lease assets	1,187	1,176
Goodwill	20	20
Intangible assets, net	801	819
Other long-term assets	147	126
Total assets	$8,199	$7,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,924	$1,742
Accrued expenses and other current liabilities	258	260
Accrued compensation and benefits	199	232
Current portion of operating lease liabilities	157	156
Current portion of long-term debt and finance lease liabilities	27	27
Total current liabilities	2,565	2,417
Long-term debt	2,485	2,109
Long-term operating lease liabilities	1,078	1,067
Long-term finance lease liabilities	20	23
Pension and other postretirement benefit obligations	18	18
Deferred income taxes	17	8
Other long-term liabilities	181	194
Total liabilities	6,364	5,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 60.9 shares issued and 59.9 shares outstanding at October 29, 2022; 58.9 shares issued and 58.3 shares outstanding at July 30, 2022	1	1
Additional paid-in capital	583	608
Treasury stock at cost	(36)	(24)
Accumulated other comprehensive loss	(5)	(20)
Retained earnings	1,292	1,226
Total United Natural Foods, Inc. stockholders’ equity	1,835	1,791
Noncontrolling interests	—	1
Total stockholders’ equity	1,835	1,792
Total liabilities and stockholders’ equity	$8,199	$7,628

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended
	October 29, 2022	October 30, 2021
Net sales	$7,532	$6,997
Cost of sales	6,436	5,955
Gross profit	1,096	1,042
Operating expenses	1,000	932
Restructuring, acquisition and integration related expenses	2	3
Gain on sale of assets	(5)	—
Operating income	99	107
Net periodic benefit income, excluding service cost	(7)	(10)
Interest expense, net	35	40
Other (income) expense, net	(1)	1
Income before income taxes	72	76
Provision (benefit) for income taxes	5	(1)
Net income including noncontrolling interests	67	77
Less net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to United Natural Foods, Inc.	$66	$76

Basic earnings per share	$1.12	$1.34
Diluted earnings per share	$1.07	$1.25

Weighted average shares outstanding:
Basic	58.8	57.0
Diluted	61.6	61.1

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended
	October 29, 2022	October 30, 2021
Net income including noncontrolling interests	$67	$77
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax	—	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	18	13
Foreign currency translation adjustments	(3)	—
Recognition of other cash flow derivatives, net of tax	—	1
Total other comprehensive income	15	15
Less comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to United Natural Foods, Inc.	$81	$91

(1)Amounts are net of tax expense of $6 million and $4 million for the first quarters of fiscal 2023 and fiscal 2022, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended October 29, 2022 and October 30, 2021
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(37)	—	—	(37)	—	(37)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Repurchases of common stock	—	—	0.4	(12)	—	—	—	(12)	—	(12)
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	66	66	1	67
Balances at October 29, 2022	60.9	$1	1.0	$(36)	$583	$(5)	$1,292	$1,835	$—	$1,835

Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.7	—	—	—	(33)	—	—	(33)	—	(33)
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Proceeds from issuance of common stock, net	—	—	—	—	5	—	—	5	—	5
Net income	—	—	—	—	—	—	76	76	1	77
Balances at October 30, 2021	58.7	$1	0.6	$(24)	$582	$(24)	$1,054	$1,589	$(2)	$1,587

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$67	$77
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	74	69
Share-based compensation	12	11
Gain on sale of assets	(5)	—
Closed property and other restructuring charges	—	1
Net pension and other postretirement benefit income	(7)	(10)
Deferred income tax expense	2	—
LIFO charge	21	11
Provision for losses on receivables	—	1
Non-cash interest expense and other adjustments	3	5
Changes in operating assets and liabilities	(429)	(246)
Net cash used in operating activities	(262)	(81)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(67)	(56)
Proceeds from dispositions of assets	7	1
Payments for investments	(1)	(26)
Net cash used in investing activities	(61)	(81)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,206	1,238
Repayments of borrowings under revolving credit line	(829)	(1,028)
Repayments of long-term debt and finance leases	(6)	(13)
Repurchases of common stock	(12)	—
Proceeds from the issuance of common stock and exercise of stock options	—	5
Payments of employee restricted stock tax withholdings	(37)	(33)
Distributions to noncontrolling interests	(2)	(2)
Repayments of other loans	(1)	—
Net cash provided by financing activities	319	167
EFFECT OF EXCHANGE RATE ON CASH	(1)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5)	5
Cash and cash equivalents, at beginning of period	44	41
Cash and cash equivalents, at end of period	$39	$46
Supplemental disclosures of cash flow information:
Cash paid for interest	$40	$46
Cash (refunds) for federal, state, and foreign income taxes, net	$(1)	$(1)
Leased assets obtained in exchange for new operating lease liabilities	$57	$71
Additions of property and equipment included in Accounts payable	$26	$17

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarter of fiscal 2023 and 2022 relate to the 13-week fiscal quarters ended October 29, 2022 and October 30, 2021, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2022 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Annual Report.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of October 29, 2022 and July 30, 2022, the Company had net book overdrafts of $305 million and $266 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. The LIFO reserve was approximately $246 million and $225 million as of October 29, 2022 and July 30, 2022, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

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
•Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of one customer;
•Retail, which reflects the Company’s Retail segment, including Cub Foods and Shoppers stores, and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s Net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	October 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,224	$—	$—	$—	$3,224
Independent retailers	1,947	—	—	—	1,947
Supernatural	1,513	—	—	—	1,513
Retail	—	613	—	—	613
Other	575	—	60	—	635
Eliminations	—	—	—	(400)	(400)
Total	$7,259	$613	$60	$(400)	$7,532

	Net Sales for the 13-Week Period Ended
(in millions)	October 30, 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,082	$—	$—	$—	$3,082
Independent retailers	1,750	—	—	—	1,750
Supernatural	1,378	—	—	—	1,378
Retail	—	602	—	—	602
Other	524	—	56	—	580
Eliminations	—	—	—	(395)	(395)
Total	$6,734	$602	$56	$(395)	$6,997

(1)Eliminations primarily includes the net sales elimination of Wholesale to Retail sales and the elimination of sales from segments included within Other to Wholesale.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the United States and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	October 29, 2022	July 30, 2022
Customer accounts receivable	$1,340	$1,213
Allowance for uncollectible receivables	(15)	(18)
Other receivables, net	26	19
Accounts receivable, net	$1,351	$1,214

Notes receivable, net, included within Prepaid expenses and other current assets	$5	$6
Long-term notes receivable, net, included within Other long-term assets	$11	$12

Subsequent to the end of the first quarter of fiscal 2023, the Company entered into a purchase agreement with a third-party financial institution for the sale of certain accounts receivable up to $300 million, subject to eligibility criteria established by the financial institution. The Company initially sold $253 million of accounts receivable under this agreement without recourse, in exchange for cash less a discount, as specified in the agreement. After the initial sale, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables. Pursuant to the terms of the agreement, certain receivables are sold to the third-party financial institution on a revolving basis, subject to certain limitations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 30, 2022	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of October 29, 2022	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 30, 2022 and October 29, 2022.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 30, 2022 and October 29, 2022.

Identifiable intangible assets, net consisted of the following:

	October 29, 2022			July 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$309	$698	$1,007	$294	$713
Pharmacy prescription files	33	19	14	33	18	15
Operating lease intangibles	6	4	2	6	4	2
Trademarks and tradenames	84	53	31	84	51	33
Total amortizing intangible assets	1,130	385	745	1,130	367	763
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,186	$385	$801	$1,186	$367	$819
Amortization expense was $18 million and $18 million for the first quarters of fiscal 2023 and 2022, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of October 29, 2022 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2023	$54
2024	72
2025	70
2026	66
2027	63
Thereafter	420
$745

NOTE 5—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at October 29, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$2	$—
Foreign currency derivatices designated as hedging instruments	Prepaid expenses and other current assets	$—	$2	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$16	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$11	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 30, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of October 29, 2022, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $14 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $14 million. Refer to Note 6—Derivatives for further information on interest rate swap contracts.

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

	October 29, 2022		July 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$21	$14	$23	$17
Long-term debt, including current portion	$2,499	$2,507	$2,123	$2,153

NOTE 6—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of October 29, 2022. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 5—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of October 29, 2022, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 26, 2018	October 31, 2022	100	2.8170%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2022	50	2.3770%	One-Month Term SOFR	Monthly
January 23, 2019	October 31, 2022	50	2.2740%	One-Month Term SOFR	Monthly
November 16, 2018	March 31, 2023	150	2.7770%	One-Month Term SOFR	Monthly
January 23, 2019	March 31, 2023	50	2.4245%	One-Month Term SOFR	Monthly
November 30, 2018	September 30, 2023	50	2.6980%	One-Month Term SOFR	Monthly
October 26, 2018	October 31, 2023	100	2.7880%	One-Month Term SOFR	Monthly
January 11, 2019	March 28, 2024	100	2.3600%	One-Month Term SOFR	Monthly
January 23, 2019	March 28, 2024	100	2.4250%	One-Month Term SOFR	Monthly
November 30, 2018	October 31, 2024	100	2.7385%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2024	100	2.4025%	One-Month Term SOFR	Monthly
January 24, 2019	October 31, 2024	50	2.4090%	One-Month Term SOFR	Monthly
October 26, 2018	October 22, 2025	50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
		$1,200

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended
	October 29, 2022	October 30, 2021
(in millions)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$35	$40
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$—	$(11)

NOTE 7—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at October 29, 2022	Fiscal Maturity Year	October 29, 2022	July 30, 2022
Term Loan Facility	6.40%	2026	$800	$800
ABL Credit Facility	4.64%	2027	1,217	840
Senior Notes	6.75%	2029	500	500
Other secured loans	5.06%	2024-2025	20	23
Debt issuance costs, net			(28)	(29)
Original issue discount on debt			(10)	(11)
Long-term debt, including current portion			2,499	2,123
Less: current portion of long-term debt			(14)	(14)
Long-term debt			$2,485	$2,109

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $7 million as of October 29, 2022 and July 30, 2022 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

ABL Credit Facility

The revolving credit agreement dated as of June 3, 2022 (the “ABL Loan Agreement”), by and among the Company (the “U.S. Borrower”), UNFI Canada (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the ABL Lenders, and the other parties thereto, provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”), of which up to $2,600 million is available to the Borrowers, including a U.S. Dollar equivalent of $100 million sublimit for borrowings in Canadian dollars. Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $750 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Borrowers’ and Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% to 92.5% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy prescription files availability to the Borrowers, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,600 million) or the Borrowing Base.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions):	October 29, 2022	July 30, 2022
Certain inventory assets included in Inventories, net	$2,153	$1,789
Certain receivables included in Accounts receivable, net	783	878
Pharmacy prescription files included in Intangible assets, net	14	15
Total	$2,950	$2,682

As of October 29, 2022, the Borrowers’ Borrowing Base, net of $110 million of reserves, was $2,898 million, which is above the $2,600 million limit of availability, resulting in total availability of $2,600 million for loans and letters of credit under the ABL Credit Facility. As of October 29, 2022, the Borrowers had $1,217 million of loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $10 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of October 29, 2022, the U.S. Borrowers had $133 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,250 million as of October 29, 2022.

Availability under the ABL Credit Facility (in millions):	October 29, 2022
Total availability for ABL loans and letters of credit	$2,600
ABL loans	$1,217
Letters of credit	$133
Unused credit	$1,250

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	October 29, 2022
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%

(1) The U.S. Borrower utilizes SOFR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”), by and among the Company and SUPERVALU INC. (“Supervalu” and, collectively with the Company, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Term Lenders”), Credit Suisse, as administrative agent for the Term Lenders, and the other parties thereto, provides for senior secured first lien term loans in an initial aggregate principal amount of $1,950 million, consisting of a $1,800 million seven-year tranche and a $150 million 364-day tranche that was repaid in fiscal 2020 (the “Term Loan Facility”). The net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs. Any amounts then outstanding will be payable in full on October 22, 2025.

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of October 29, 2022 and July 30, 2022, there was $623 million and $629 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2023 that may be required in fiscal 2024 is not reasonably estimable as of October 29, 2022.

As of October 29, 2022, the Company had borrowings of $800 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $11 million and an original issue discount on debt of $10 million. As of October 29, 2022, no amount of the Term Loan Facility was classified as current.

Subsequent to the end of the first quarter of fiscal 2023, the Company made a $125 million voluntary prepayment on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables within Accounts receivable, net associated with the Company’s purchase agreement with a third-party financial institution as previously discussed within Note 3—Revenue Recognition. This voluntary prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2023, which would be due in fiscal 2024.

NOTE 8—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2023 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(1)	—	(3)	18	14
Amortization of cash flow hedges	1	—	—	—	1
Net current period Other comprehensive (loss) income	—	—	(3)	18	15
Accumulated other comprehensive income (loss) at October 29, 2022	$2	$(3)	$(22)	$18	$(5)

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2022 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income before reclassifications	1	—	—	5	6
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	—	—	—	8	8
Net current period Other comprehensive income	1	1	—	13	15
Accumulated other comprehensive income (loss) at October 30, 2021	$1	$38	$(16)	$(47)	$(24)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	October 29, 2022	October 30, 2021
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$—	$1	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	Benefit for income taxes
Total reclassifications, net of tax	$—	$1

Swap agreements:
Reclassification of cash flow hedges	$—	$11	Interest expense, net
Income tax benefit	—	(3)	Benefit for income taxes
Total reclassifications, net of tax	$—	$8

Other cash flow hedges:
Reclassification of cash flow hedge	$1	$—	Cost of sales
Income tax benefit	—	—	Benefit for income taxes
Total reclassifications, net of tax	$1	$—
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 10—Benefit Plans.

As of October 29, 2022, the Company expects to reclassify $19 million related to unrealized derivative gains on interest rate swap hedges out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 9—SHARE-BASED AWARDS

In the first quarter of fiscal 2023, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.5 million shares. As of October 29, 2022, there were 1.6 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 10—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net Periodic Benefit (Income) Cost
Interest cost	$17	$10	$—	$—
Expected return on plan assets	(24)	(21)	—	—
Amortization of prior service cost	—	—	—	1
Net periodic benefit (income) cost	$(7)	$(11)	$—	$1

Contributions to benefit plans	$—	$—	$—	$(1)

Contributions

No minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2023. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2023.

Multiemployer Pension Plans

The Company contributed $11 million and $11 million in the first quarters of fiscal 2023 and 2022, respectively, to multiemployer pension plans, which are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the first quarter of fiscal 2023 was an expense rate of 6.9% compared to a benefit rate of 1.3% for the first quarter of fiscal 2022. The effective tax rate for both periods was reduced by the impact of discrete tax benefits related to the vesting of employee stock awards. The change from the first quarter of fiscal 2022 was primarily driven by the reduction of these discrete tax benefits during the first quarter of fiscal 2023.

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended
(in millions, except per share data)	October 29, 2022	October 30, 2021
Basic weighted average shares outstanding	58.8	57.0
Net effect of dilutive stock awards based upon the treasury stock method	2.8	4.1
Diluted weighted average shares outstanding	61.6	61.1

Basic earnings per share(1)	$1.12	$1.34
Diluted earnings per share(1)	$1.07	$1.25

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.9	0.9
(1)Earnings per share amounts are calculated using actual unrounded figures.

NOTE 13—BUSINESS SEGMENTS

The Company has two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Company organizes and operates the Wholesale reportable segment through four U.S geographic regions: Atlantic; South; Central; and Pacific; and Canada Wholesale, which is operated separately from the U.S. Wholesale business. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics, and therefore have been aggregated into a single reportable segment. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

In fiscal 2022, the Company changed its measure of segment profit to exclude the impact of the non-cash LIFO charge or benefit from Adjusted EBITDA. Prior-period Adjusted EBITDA amounts and the reconciliation to Income before income taxes have been recast to reflect this change in the measure of segment profit.

The following table provides Net sales and Adjusted EBITDA by reportable segment and reconciles that information to consolidated Net sales and Income before income taxes, respectively:

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021
Net sales:
Wholesale(1)	$7,259	$6,734
Retail	613	602
Other	60	56
Eliminations	(400)	(395)
Total Net sales	$7,532	$6,997
Adjusted EBITDA:
Wholesale(2)	$171	$175
Retail(2)	20	22
Other	19	4
Eliminations	(3)	(1)
Adjustments:
Net income attributable to noncontrolling interests	1	1
Net periodic benefit income, excluding service cost	7	10
Interest expense, net	(35)	(40)
Other (income) expense, net	1	(1)
Depreciation and amortization	(74)	(69)
Share-based compensation	(12)	(11)
LIFO charge(2)	(21)	(11)
Restructuring, acquisition and integration related expenses	(2)	(3)
Gain on sale of assets	5	—
Other(3)	(5)	—
Income before income taxes	$72	$76
Depreciation and amortization:
Wholesale	$64	$61
Retail	8	7
Other	2	1
Total depreciation and amortization	$74	$69
Payments for capital expenditures:
Wholesale	$57	$52
Retail	10	4
Total capital expenditures	$67	$56
(1)As presented in Note 3—Revenue Recognition, for the first quarters of fiscal 2023 and 2022, the Company recorded $334 million and $339 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.
(2)As a result of the segment profit measurement revision discussed above, previously reported Adjusted EBITDA disclosures by segment and the reconciliation to Income before income taxes has been recast to exclude the impact of the non-cash LIFO charge.
(3)Includes costs for certain technology-related initiatives.

Total assets by reportable segment were as follows:

(in millions)	October 29, 2022	July 30, 2022
Assets:
Wholesale	$7,261	$6,733
Retail	631	599
Other	352	335
Eliminations	(45)	(39)
Total assets	$8,199	$7,628

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 29, 2022. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eight years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of October 29, 2022, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $17 million ($15 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of October 29, 2022, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company provided Save-A-Lot with various technical, human resources, finance and other operational services. The Company primarily ceased providing services under the Services Agreement in fiscal 2022. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the de minimis fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of October 29, 2022, the Company had approximately $582 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other “non-litigating” defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company substantially complied with the order and is working to provide the remaining data. UNFI is vigorously defending these matters, which it believes are without merit.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the Relators filed a petition for rehearing and defendants filed a response on November 9, 2021. On December 3, 2021, the 7th Circuit denied the petition for rehearing. On April 1, 2022, the Relators filed a petition for a writ of certiorari with the United States Supreme Court. The Company filed its response on June 20, 2022. On August 22, 2022, the Supreme Court issued an order inviting the Solicitor General to file a brief setting forth the views of the government on the petition for a writ of certiorari. On December 6, 2022, the Solicitor General submitted its brief recommending that the Supreme Court grant the petition for certiorari.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of October 29, 2022, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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
•the impact and duration of any pandemics or disease outbreaks;
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

You should carefully review the risks described under “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended July 30, 2022 (the “Annual Report”) as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” and the information in the Annual Report.

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents. We offer approximately 260,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and foodservice products; and personal care items. We believe we are North America’s premier wholesaler with 56 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We are committed to executing our Fuel the Future strategy with the mission of building a food ecosystem that is better for all by delivering great food, more choices and fresh thinking for our customers and suppliers. Our Fuel the Future strategy consists of six pillars and is underpinned by four focus areas, which are detailed in “Part I. Item 1. Business” of our Annual Report. Collectively, the actions and plans behind each focus area are meant to capitalize on what we believe is our unique position in the food distribution industry, including the number and location of distribution centers we operate, the array of services and the data driven insights that we are able to customize for each of our customers, our innovation platforms and the growth potential we see in each, our commitment to our people and the planet and the positioning of our retail operations.

We expect to continue to use available capital to re-invest in our business to support our Fuel the Future initiatives and to reduce outstanding debt, and we remain committed to improving our financial leverage. The decline in our financial leverage in recent years offers us increased flexibility to invest in growing our business and selectively return cash to shareholders as appropriate.

We believe our Fuel the Future strategy will accelerate our growth through increasing sales of products and services, providing tailored, data-driven solutions to help our customers run their businesses more efficiently and contributing to customer acquisitions. We believe the key drivers for new customer growth will be the benefits of our significant scale, product and service offerings and nationwide footprint.

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

The U.S. economy has experienced economic volatility in recent years due to uncertain economic conditions, which have had and we expect may continue to have an impact on consumer confidence. Consumer spending may be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items. In addition, inflation has increased and continues to be unpredictable. For example, we experienced volatility in our energy operating costs, and commodity and labor input costs have impacted the prices of products we procured from manufacturers. We believe our product mix ranging from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any shifts in consumer and industry trends in grocery product mix.

We continue to experience a tight labor market for our warehouse and driver associates, which has caused additional reliance on third-party resources, incremental hiring and increases in wages, all of which has led to higher labor expenses. We believe this operating environment has been impacted by labor force availability, in part as a result of the COVID-19 pandemic, which we refer to as the pandemic. We continue to take actions to maintain existing employment levels, fill open roles and prepare for future employment needs.

Uncertainty remains regarding the longer-term impact of the pandemic on our business as global economies, markets and supply chains respond to the ongoing effects. We continue to monitor guidelines released by the Centers for Disease Control and Prevention and the World Health Organization and, when appropriate, implement mitigation measures to protect our associates, including safety protocols and strongly encouraging vaccinations/boosters. Our results could be impacted by, among other factors, any resurgence of infection rates and new variants of COVID-19 with higher transmissibility, the availability and efficacy of vaccines and treatments, actions taken by governmental authorities and other third parties in response to the pandemic such as health and safety orders and mandates, companies’ remote work policies, any economic downturn, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network.

In fiscal 2022, our Allentown, Pennsylvania distribution center began operations, with a capacity of 1.3 million square feet to service customers in the surrounding geographic area. We incurred start-up costs and operating losses, as the volume in this facility continues to ramp up to its operating capacity.

Retail Operations

We currently operate 76 Retail grocery stores, including 54 Cub Foods corporate stores and 22 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers Food Warehouse anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Inflation

We experienced a mix of inflation across product categories during the first quarter of fiscal 2023. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately ten percent in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

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

We believe Adjusted EBITDA is useful to investors and financial institutions because it provides additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of its importance as a measure of underlying operating performance, as the primary compensation performance measure under certain compensation programs and plans. We believe Adjusted EBITDA is reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business on a consistent basis over time. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. Adjusted EBITDA should be reviewed in conjunction with our results reported in accordance with GAAP in this Quarterly Report on Form 10-Q.

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting the cost of cash expenditures for capital assets or certain other contractual commitments, finance lease obligation and debt service expenses, income taxes and any impacts from changes in working capital.

We define Adjusted EBITDA as a consolidated measure which we reconcile by adding Net income (loss) including noncontrolling interests, less Net income attributable to noncontrolling interests, plus non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other (income) expense, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, non-cash LIFO charge or benefit, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, (Gain) loss on sale of assets, certain legal charges and gains, and certain other non-cash charges or other items, as determined by management. The changes to the definition of Adjusted EBITDA from prior periods reflect changes to line item references in our Condensed Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

During fiscal 2022, we revised our definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. We believe that this change provides a better indicator of our underlying operating performance and permits better comparability between periods. Refer to footnote one in the table below and Note 13—Business Segments in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the impact of the change in definition of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated. We have revised the following tables for the change in segment profit measurement for Adjusted EBITDA as discussed in Note 13—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q.

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021	Change
Net sales	$7,532	$6,997	$535
Cost of sales	6,436	5,955	481
Gross profit	1,096	1,042	54
Operating expenses	1,000	932	68
Restructuring, acquisition and integration related expenses	2	3	(1)
Gain on sale of assets	(5)	—	(5)
Operating income	99	107	(8)
Net periodic benefit income, excluding service cost	(7)	(10)	3
Interest expense, net	35	40	(5)
Other (income) expense, net	(1)	1	(2)
Income before income taxes	72	76	(4)
Provision (benefit) for income taxes	5	(1)	6
Net income including noncontrolling interests	67	77	(10)
Less net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to United Natural Foods, Inc.	$66	$76	$(10)

Adjusted EBITDA	$207	$200	$7

The following table reconciles Net income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021
Net income including noncontrolling interests	$67	$77
Adjustments to net income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	(1)
Net periodic benefit income, excluding service cost	(7)	(10)
Interest expense, net	35	40
Other (income) expense, net	(1)	1
Provision (benefit) for income taxes	5	(1)
Depreciation and amortization	74	69
Share-based compensation	12	11
LIFO charge(1)	21	11
Restructuring, acquisition and integration related expenses	2	3
Gain on sale of assets	(5)	—
Other(2)	5	—
Adjusted EBITDA	$207	$200

(1)During fiscal 2022, the Company revised its definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. The following illustrates the impact of the revised definition on previously reported periods to show the effect of this change:

13-Week Period Ended
(in millions)	October 30, 2021
Adjusted EBITDA (previously reported definition)	$189
LIFO charge	11
Adjusted EBITDA (current definition)	$200

(2)Includes costs for certain technology-related initiatives.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)
Customer Channel(1)	October 29, 2022	October 30, 2021	$	%
Chains	$3,224	$3,082	$142	4.6%
Independent retailers	1,947	1,750	197	11.3%
Supernatural	1,513	1,378	135	9.8%
Retail	613	602	11	1.8%
Other	635	580	55	9.5%
Eliminations	(400)	(395)	(5)	1.3%
Total net sales	$7,532	$6,997	$535	7.6%

(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Our Net sales for the first quarter of fiscal 2023 increased approximately 7.6% from the first quarter of fiscal 2022. The increase in Net sales was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers from our robust pipeline. These increases were partially offset by an expected decrease in unit volume consistent with the overall industry.

Chains Net sales increased primarily due to growth in sales to existing and new customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Independent retailers Net sales increased primarily due to sales under a supply agreement with a new customer within the Atlantic region commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Supernatural Net sales increased primarily due to growth in existing store sales, including the supply of new fresh categories, inflation, and increased sales to new stores.

Retail Net sales increased primarily due to a 2.0% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

Other Net sales increased primarily due to higher e-commerce sales.

Cost of Sales and Gross Profit

Our gross profit increased $54 million, or 5.2%, to $1,096 million for the first quarter of fiscal 2023, from $1,042 million for the first quarter of fiscal 2022. Our gross profit as a percentage of Net sales decreased to 14.6% for the first quarter of fiscal 2023 compared to 14.9% for the first quarter of fiscal 2022. The LIFO charge was $21 million and $11 million in the first quarter of fiscal 2023 and 2022, respectively. Excluding the non-cash LIFO charge, gross profit rate was 14.8% of Net sales and 15.0% of Net sales for the first quarter of fiscal 2023 and 2022, respectively. The decrease in gross profit rate, excluding the LIFO charge, was driven by changes in customer mix as we continued to grow sales with larger customers.

Operating Expenses

Operating expenses increased $68 million, or 7.3%, to $1,000 million, or 13.3% of Net sales, for the first quarter of fiscal 2023 compared to $932 million, or 13.3% of Net sales, for the first quarter of fiscal 2022. Operating expenses as a percent of Net sales for the first quarter of fiscal 2023 were approximately flat compared to the first quarter of fiscal 2022, primarily driven by continued investments in servicing our customers, which led to higher transportation and distribution center labor costs in the first quarter of fiscal 2023, and higher occupancy costs, partially offset by leveraging fixed expenses across higher sales.

Operating Income

Reflecting the factors described above, Operating income decreased $8 million to $99 million for the first quarter of fiscal 2023, compared to $107 million for the first quarter of fiscal 2022. The decrease in operating income was primarily driven by an increase in operating expenses in excess of an increase in gross profit as described above.

Interest Expense, Net

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021
Interest expense on long-term debt, net of capitalized interest	$32	$33
Interest expense on finance lease obligations	1	4
Amortization of financing costs and discounts	2	3
Interest expense, net	$35	$40

The decrease in interest expense, net, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily driven by lower outstanding debt balances. In addition, our interest expense included the benefit of lower interest expense on our portfolio of interest rate swaps, partially offset by higher average floating interest rates on the company’s credit facilities.

Provision (Benefit) for Income Taxes

The effective tax rate for the first quarter of fiscal 2023 was an expense rate of 6.9% compared to a benefit rate of 1.3% for the first quarter of fiscal 2022. The effective tax rate for both periods was reduced by the impact of discrete tax benefits related to the vesting of employee stock awards. The change from the first quarter of fiscal 2022 was primarily driven by the reduction of these discrete tax benefits during the first quarter of fiscal 2023.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $66 million, or $1.07 per diluted common share, for the first quarter of fiscal 2023, compared to $76 million, or $1.25 per diluted common share, for the first quarter of fiscal 2022.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 13—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated.

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021	Change
Net sales:
Wholesale	$7,259	$6,734	$525
Retail	613	602	11
Other	60	56	4
Eliminations	(400)	(395)	(5)
Total Net sales	$7,532	$6,997	$535
Adjusted EBITDA:
Wholesale(1)	$171	$175	$(4)
Retail(1)	20	22	(2)
Other	19	4	15
Eliminations	(3)	(1)	(2)
Total Adjusted EBITDA	$207	$200	$7
(1)Adjusted EBITDA amounts as previously reported by segment have been recast to conform with the revised segment profit measure of Adjusted EBITDA, which excludes the non-cash LIFO charge recorded by segment. The effect of the revision increased Adjusted EBITDA for Wholesale by $11 million for the first quarter of fiscal 2022. The impact on Retail was insignificant.

Net Sales

Wholesale’s Net sales increased primarily due to growth in sales to new and existing customers, including an increase from higher product costs, in Independent retailers, Chains and Supernatural channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales increased primarily due to a 2.0% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

The increase in eliminations Net sales was driven by higher sales from Other to Wholesale.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA decreased 2.3% for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. The decrease was driven by an increase in operating expenses in excess of gross profit growth excluding the LIFO charge. Wholesale’s Gross profit increase excluding the LIFO charge for the first quarter of fiscal 2023 was $65 million with a gross profit rate decrease of approximately 4 basis points primarily driven by changes in customer mix. Wholesale’s Operating expense increased $69 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate increased 18 basis points primarily driven by continued investments in servicing our customers, which led to higher transportation and distribution labor costs in the first quarter of fiscal 2023, and higher occupancy costs. These increases were partially offset by leveraging fixed costs. Wholesale’s depreciation and amortization expense increased $3 million compared to the first quarter of fiscal 2022.

Retail’s Adjusted EBITDA decreased 9.1% for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. Retail’s gross profit rate was approximately flat compared to the first quarter of fiscal 2022 and operating expenses increased primarily due to higher employee-related costs. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments. Retail’s depreciation and amortization expense increased $1 million compared to the first quarter of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of October 29, 2022 was $1,289 million and consisted of the following:
◦Unused credit under the ABL Credit Facility was $1,250 million, which decreased $377 million from $1,627 million as of July 30, 2022, primarily due to increased cash utilized to fund seasonal working capital increases.
◦Cash and cash equivalents was $39 million, which decreased $5 million from $44 million as of July 30, 2022.
•Our total debt increased $376 million to $2,499 million as of October 29, 2022 from $2,123 million as of July 30, 2022, primarily related to additional borrowings under the ABL Credit Facility to fund seasonal working capital increases.
•Working capital increased $415 million to $1,795 million as of October 29, 2022 from $1,380 million as of July 30, 2022, primarily due to seasonal increases in inventory and accounts receivable levels, partially offset by an increase in accounts payable related to inventories.
•Subsequent to the end of the first quarter of fiscal 2023, we monetized certain receivables within Accounts receivable, net, pursuant to a purchase agreement with a third-party financial institution for the sale of certain receivables up to $300 million, which generated net cash proceeds of $253 million. These proceeds were used to make a $125 million voluntary prepayment on the Term Loan Facility and reduce outstanding borrowings under the ABL Credit Facility.

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

Long-Term Debt

During the first quarter of fiscal 2023, we borrowed a net $377 million under the ABL Credit Facility. Subsequent to the end of the first quarter of fiscal 2023, we made a $125 million voluntary prepayment on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables within Accounts receivable, net.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0, calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

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

As of October 29, 2022, we had an aggregate of $1,200 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the SOFR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.274% to 2.875%, with maturities between October 2022 and October 2025. The fair value of these interest rate derivatives represent a current asset of $16 million and a long-term asset of $11 million as of October 29, 2022, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of October 29, 2022, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for the first quarter of fiscal 2023 were $67 million compared to $56 million for the first quarter of fiscal 2022, an increase of $11 million. Our capital spending for the first quarter of fiscal 2023 and 2022 principally included information technology and supply chain expenditures, including continued investment in the new Allentown, Pennsylvania distribution center during the first quarter of fiscal 2022. Fiscal 2023 capital spending is expected to be approximately $350 million and include projects that automate, optimize and expand our distribution network, and finance our technology platform investments. We expect to finance fiscal 2023 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in millions)	October 29, 2022	October 30, 2021	Change
Net cash used in operating activities	$(262)	$(81)	$(181)
Net cash used in investing activities	(61)	(81)	20
Net cash provided by financing activities	319	167	152
Effect of exchange rate on cash	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(5)	5	(10)
Cash and cash equivalents, at beginning of period	44	41	3
Cash and cash equivalents, at end of period	$39	$46	$(7)

The increase in net cash used in operating activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to higher levels of cash utilized to build inventories and a decrease in accounts payable relative to inventory increases, partly due to earlier seasonal inventory purchases in the first quarter of fiscal 2023.

The decrease in net cash used in investing activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to a reduction in payments for investments.

The increase in net cash provided by financing activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to a larger increase in net borrowings under the ABL Credit Facility resulting from increases in net cash used in operating activities, net of cash used in investing activities, as described above.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

There have been no material changes in our contractual obligations since the end of fiscal 2022. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

Pension and Other Postretirement Benefit Obligations

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $45 million in fiscal 2022. In fiscal 2023, we expect to contribute approximately $51 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Upon approval of the 2022 Repurchase Program, our Board terminated the repurchase program authorized in October 2017 (the “2017 Repurchase Program”). In the first quarter of fiscal 2023, we repurchased approximately 0.4 million shares of our common stock for a total cost of $12 million under the 2022 Repurchase Program. As of October 29, 2022, we had $188 million remaining authorized under the 2022 Repurchase Program.

We will manage the timing of any repurchases of our common stock in response to market conditions and other relevant factors, including any limitations on our ability to make repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes. We may implement the 2022 Repurchase Program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 6—Derivatives and Note 7—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, products liability, real estate and antitrust. Other than as set forth in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Upon approval of the 2022 Repurchase Program, our Board terminated the repurchase program authorized in October 2017 (the “2017 Repurchase Program”). Any repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. We may also implement the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended October 29, 2022.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
July 31, 2022 to September 3, 2022	613	$42.50	—	$176
September 4, 2022 to October 1, 2022	252,727	35.16	73,995	197
October 2, 2022 to October 29, 2022	1,137,722	35.76	264,966	188
Total	1,391,062	35.65	338,961	188

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 1,052,101 shares of our common stock to cover withholding taxes from the vesting of restricted stock units granted under such plans and the repurchase of 338,961 shares of our common stock under the 2022 Repurchase Program.
(3)The amounts shown in this column represent the amount remaining under the 2017 Repurchase Program as of September 3, 2022 prior to its termination, and the amount remaining under the 2022 Repurchase Program as of October 1, 2022 and October 29, 2022.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 25, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., the Registrant and Jedi Merger Sub, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2018).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among United Natural Foods, Inc., Jedi Merger Sub, Inc., SUPERVALU INC. and SUPERVALU Enterprises, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2018).

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015).

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018).
10.1**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 22, 2022 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).

10.2**	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).
10.3**
Consulting Agreement, effective as of October 31, 2022, by and among the Registrant and Eric Dorne (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on December 7, 2022, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: December 7, 2022