Form 10-Q
period 2023-01-28
UNITED NATURAL FOODS INC
filed 2023-03-08
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 3, 2023 there were 59,397,933 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	January 28, 2023	July 30, 2022
ASSETS
Cash and cash equivalents	$40	$44
Accounts receivable, net	992	1,214
Inventories, net	2,512	2,355
Prepaid expenses and other current assets	197	184
Total current assets	3,741	3,797
Property and equipment, net	1,719	1,690
Operating lease assets	1,218	1,176
Goodwill	20	20
Intangible assets, net	783	819
Other long-term assets	154	126
Total assets	$7,635	$7,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,797	$1,742
Accrued expenses and other current liabilities	249	260
Accrued compensation and benefits	166	232
Current portion of operating lease liabilities	161	156
Current portion of long-term debt and finance lease liabilities	23	27
Total current liabilities	2,396	2,417
Long-term debt	2,065	2,109
Long-term operating lease liabilities	1,107	1,067
Long-term finance lease liabilities	18	23
Pension and other postretirement benefit obligations	18	18
Deferred income taxes	14	8
Other long-term liabilities	172	194
Total liabilities	5,790	5,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 60.9 shares issued and 59.6 shares outstanding at January 28, 2023; 58.9 shares issued and 58.3 shares outstanding at July 30, 2022	1	1
Additional paid-in capital	592	608
Treasury stock at cost	(53)	(24)
Accumulated other comprehensive loss	(9)	(20)
Retained earnings	1,311	1,226
Total United Natural Foods, Inc. stockholders’ equity	1,842	1,791
Noncontrolling interests	3	1
Total stockholders’ equity	1,845	1,792
Total liabilities and stockholders’ equity	$7,635	$7,628

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$7,816	$7,416	$15,348	$14,413
Cost of sales	6,747	6,341	13,183	12,296
Gross profit	1,069	1,075	2,165	2,117
Operating expenses	1,002	944	2,002	1,876
Restructuring, acquisition and integration related expenses	3	5	5	8
Loss (gain) on sale of assets	1	1	(4)	1
Operating income	63	125	162	232
Net periodic benefit income, excluding service cost	(7)	(10)	(14)	(20)
Interest expense, net	39	44	74	84
Other income, net	—	(2)	(1)	(1)
Income before income taxes	31	93	103	169
Provision for income taxes	9	25	14	24
Net income including noncontrolling interests	22	68	89	145
Less net income attributable to noncontrolling interests	(3)	(2)	(4)	(3)
Net income attributable to United Natural Foods, Inc.	$19	$66	$85	$142

Basic earnings per share	$0.32	$1.13	$1.43	$2.47
Diluted earnings per share	$0.31	$1.08	$1.38	$2.33

Weighted average shares outstanding:
Basic	59.8	58.3	59.3	57.6
Diluted	61.0	61.0	61.3	61.0

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended		26-Week Period Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net income including noncontrolling interests	$22	$68	$89	$145
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax	1	1	1	2
Recognition of interest rate swap cash flow hedges, net of tax(1)	(4)	15	14	28
Foreign currency translation adjustments	1	(2)	(2)	(2)
Recognition of other cash flow derivatives, net of tax(2)	(2)	1	(2)	2
Total other comprehensive (loss) income	(4)	15	11	30
Less comprehensive income attributable to noncontrolling interests	(3)	(2)	(4)	(3)
Total comprehensive income attributable to United Natural Foods, Inc.	$15	$81	$96	$172

(1)Amounts are net of tax (benefit) expense of $(1) million and $6 million for the second quarters of fiscal 2023 and 2022, respectively, and $5 million and $10 million for fiscal 2023 and 2022 year-to-date, respectively.
(2)Amounts are net of tax (benefit) expense of $(1) million and $1 million for the second quarters of fiscal 2023 and 2022, respectively, and $(1) million and $1 million for fiscal 2023 and 2022 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended January 28, 2023 and January 29, 2022
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at October 29, 2022	60.9	$1	1.0	$(36)	$583	$(5)	$1,292	$1,835	$—	$1,835
Restricted stock vestings	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Repurchases of common stock	—	—	0.3	(17)	—	—	—	(17)	—	(17)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	—	19	19	3	22
Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845

Balances at October 30, 2021	58.7	$1	0.6	$(24)	$582	$(24)	$1,054	$1,589	$(2)	$1,587
Restricted stock vestings	0.1	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from issuance of common stock, net	—	—	—	—	4	—	—	4	—	4
Net income	—	—	—	—	—	—	66	66	2	68
Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended January 28, 2023 and January 29, 2022
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	—	—	23	—	—	23	—	23
Repurchases of common stock	—	—	0.7	(29)	—	—	—	(29)	—	(29)
Other comprehensive income	—	—	—	—	—	11	—	11	—	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	85	85	4	89
Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845

Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.8	—	—	—	(35)	—	—	(35)	—	(35)
Share-based compensation	—	—	—	—	23	—	—	23	—	23
Other comprehensive income	—	—	—	—	—	30	—	30	—	30
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Proceeds from issuance of common stock, net	—	—	—	—	9	—	—	9	—	9
Net income	—	—	—	—	—	—	142	142	3	145
Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$89	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	138
Share-based compensation	23	23
(Gain) loss on sale of property and equipment	(9)	1
Closed property and other restructuring charges	—	1
Net pension and other postretirement benefit income	(14)	(20)
Deferred income tax expense	1	—
LIFO charge	50	30
Provision for losses on receivables	(3)	1
Non-cash interest expense and other adjustments	8	15
Changes in operating assets and liabilities	(22)	(291)
Net cash provided by operating activities	270	43
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(151)	(106)
Proceeds from dispositions of assets	12	3
Payments for investments	(4)	(26)
Net cash used in investing activities	(143)	(129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,944	2,521
Repayments of borrowings under revolving credit line	(1,861)	(2,232)
Repayments of long-term debt and finance leases	(143)	(168)
Repurchases of common stock	(29)	—
Proceeds from the issuance of common stock and exercise of stock options	—	9
Payments of employee restricted stock tax withholdings	(39)	(35)
Payments for debt issuance costs	—	(1)
Distributions to noncontrolling interests	(2)	(3)
Repayments of other loans	(1)	—
Net cash (used in) provided by financing activities	(131)	91
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4)	5
Cash and cash equivalents, at beginning of period	44	40
Cash and cash equivalents, at end of period	$40	$45
Supplemental disclosures of cash flow information:
Cash paid for interest	$65	$67
Cash payments for federal, state, and foreign income taxes, net	$3	$—
Leased assets obtained in exchange for new operating lease liabilities	$133	$123
Leased assets obtained in exchange for new finance lease liabilities	$—	$1
Additions of property and equipment included in Accounts payable	$31	$16

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2023 and 2022 relate to the 13-week fiscal quarters ended January 28, 2023 and January 29, 2022, respectively. References to fiscal 2023 and 2022 year-to-date relate to the 26-week fiscal periods ended January 28, 2023 and January 29, 2022, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 28, 2023 and July 30, 2022, the Company had net book overdrafts of $263 million and $266 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated variances as of the end of each fiscal year. The LIFO reserve was approximately $275 million and $225 million as of January 28, 2023 and July 30, 2022, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

	Net Sales for the 13-Week Period Ended
(in millions)	January 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,322	$—	$—	$—	$3,322
Independent retailers	1,980	—	—	—	1,980
Supernatural	1,659	—	—	—	1,659
Retail	—	660	—	—	660
Other	553	—	56	—	609
Eliminations	—	—	—	(414)	(414)
Total	$7,514	$660	$56	$(414)	$7,816

	Net Sales for the 13-Week Period Ended
(in millions)	January 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,243	$—	$—	$—	$3,243
Independent retailers	1,905	—	—	—	1,905
Supernatural	1,453	—	—	—	1,453
Retail	—	643	—	—	643
Other	531	—	50	—	581
Eliminations	—	—	—	(409)	(409)
Total	$7,132	$643	$50	$(409)	$7,416

	Net Sales for the 26-Week Period Ended
(in millions)	January 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,546	$—	$—	$—	$6,546
Independent retailers	3,927	—	—	—	3,927
Supernatural	3,172	—	—	—	3,172
Retail	—	1,273	—	—	1,273
Other	1,128	—	116	—	1,244
Eliminations	—	—	—	(814)	(814)
Total	$14,773	$1,273	$116	$(814)	$15,348

	Net Sales for the 26-Week Period Ended
(in millions)	January 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,325	$—	$—	$—	$6,325
Independent retailers	3,655	—	—	—	3,655
Supernatural	2,831	—	—	—	2,831
Retail	—	1,245	—	—	1,245
Other	1,055	—	106	—	1,161
Eliminations	—	—	—	(804)	(804)
Total	$13,866	$1,245	$106	$(804)	$14,413
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	January 28, 2023	July 30, 2022
Customer accounts receivable	$989	$1,213
Allowance for uncollectible receivables	(17)	(18)
Other receivables, net	20	19
Accounts receivable, net	$992	$1,214

Notes receivable, net, included within Prepaid expenses and other current assets	$5	$6
Long-term notes receivable, net, included within Other long-term assets	$10	$12

During the second quarter of fiscal 2023, the Company entered into a purchase agreement with a third-party financial institution for the sale of certain customer accounts receivable up to a maximum outstanding amount of $300 million, without recourse, subject to eligibility criteria established by the financial institution. Pursuant to the terms of the agreement, certain customer receivables are sold to the third-party financial institution on a revolving basis, subject to certain limitations. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables.

Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of January 28, 2023, was approximately $292 million. Net proceeds received are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million during the second quarter of fiscal 2023 and is recorded within Loss (gain) on sale of assets in the Condensed Consolidated Statements of Operations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 30, 2022	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of January 28, 2023	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 30, 2022 and January 28, 2023.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 30, 2022 and January 28, 2023.

Identifiable intangible assets, net consisted of the following:

	January 28, 2023			July 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$324	$683	$1,007	$294	$713
Pharmacy prescription files	33	20	13	33	18	15
Operating lease intangibles	6	4	2	6	4	2
Trademarks and tradenames	84	55	29	84	51	33
Total amortizing intangible assets	1,130	403	727	1,130	367	763
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,186	$403	$783	$1,186	$367	$819
Amortization expense was $18 million and $18 million for the second quarters of fiscal 2023 and 2022, respectively, and $36 million and $36 million for fiscal 2023 and 2022 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of January 28, 2023 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2023	$36
2024	72
2025	70
2026	66
2027	63
Thereafter	420
$727

NOTE 5—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at January 28, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$17	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 30, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of January 28, 2023, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $12 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $12 million. Refer to Note 6—Derivatives for further information on interest rate swap contracts.

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

	January 28, 2023		July 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$20	$14	$23	$17
Long-term debt, including current portion	$2,077	$2,091	$2,123	$2,153

NOTE 6—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of January 28, 2023. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 5—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of January 28, 2023, which are all pay fixed and receive floating, are as follows:

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
		$1,000

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$39	$44	$74	$84
Loss on cash flow hedging relationships:
Loss reclassified from comprehensive income into earnings	$4	$(10)	$4	$(21)

NOTE 7—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at January 28, 2023	Fiscal Maturity Year	January 28, 2023	July 30, 2022
Term Loan Facility	7.69%	2026	$670	$800
ABL Credit Facility	5.46%	2027	923	840
Senior Notes	6.75%	2029	500	500
Other secured loans	5.01%	2024-2025	16	23
Debt issuance costs, net			(25)	(29)
Original issue discount on debt			(7)	(11)
Long-term debt, including current portion			2,077	2,123
Less: current portion of long-term debt			(12)	(14)
Long-term debt			$2,065	$2,109

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $7 million as of January 28, 2023 and July 30, 2022 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

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

The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on certain accounts receivable, certain inventory and certain other assets arising therefrom or related thereto of the Borrowers and Guarantors (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions):	January 28, 2023	July 30, 2022
Certain inventory assets included in Inventories, net	$1,950	$1,789
Certain receivables included in Accounts receivable, net	667	878
Pharmacy prescription files included in Intangible assets, net	13	15
Total	$2,630	$2,682

As of January 28, 2023, the Borrowers’ Borrowing Base, net of $95 million of reserves, was $2,740 million, which is above the $2,600 million limit of availability, resulting in total availability of $2,600 million for loans and letters of credit under the ABL Credit Facility. As of January 28, 2023, the Borrowers had $923 million of loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $9 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of January 28, 2023, the U.S. Borrowers had $144 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,533 million as of January 28, 2023.

Availability under the ABL Credit Facility (in millions):	January 28, 2023
Total availability for ABL loans and letters of credit	$2,600
ABL loans	$923
Letters of credit	$144
Unused credit	$1,533

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	January 28, 2023
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of January 28, 2023 and July 30, 2022, there was $618 million and $629 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. As of January 28, 2023, there is no Excess Cash Flow payment expected to be required in fiscal 2024.

As of January 28, 2023, the Company had borrowings of $670 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $9 million and an original issue discount on debt of $7 million. As of January 28, 2023, no amount of the Term Loan Facility was classified as current.

In the second quarter of fiscal 2023, the Company made a $125 million voluntary prepayment on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables within Accounts receivable, net associated with the Company’s purchase agreement with a third-party financial institution as previously discussed within Note 3—Revenue Recognition. This voluntary prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2023, which would be due in fiscal 2024.

NOTE 8—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2023 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(3)	—	(2)	17	12
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	1	—	—	(3)	(2)
Net current period Other comprehensive (loss) income	(2)	1	(2)	14	11
Accumulated other comprehensive income (loss) at January 28, 2023	$—	$(2)	$(21)	$14	$(9)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2022 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income (loss) before reclassifications	1	—	(2)	13	12
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	1	—	—	15	16
Net current period Other comprehensive income (loss)	2	2	(2)	28	30
Accumulated other comprehensive income (loss) at January 29, 2022	$2	$39	$(18)	$(32)	$(9)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$1	$1	$2	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	—	—	Provision for income taxes
Total reclassifications, net of tax	$1	$1	$1	$2

Swap agreements:
Reclassification of cash flow hedges	$(4)	$10	$(4)	$21	Interest expense, net
Income tax expense (benefit)	1	(3)	1	(6)	Provision for income taxes
Total reclassifications, net of tax	$(3)	$7	$(3)	$15

Other cash flow hedges:
Reclassification of cash flow hedge	$1	$2	$2	$2	Cost of sales
Income tax benefit	(1)	(1)	(1)	(1)	Provision for income taxes
Total reclassifications, net of tax	$—	$1	$1	$1
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 10—Benefit Plans.

As of January 28, 2023, the Company expects to reclassify $16 million related to unrealized derivative gains on interest rate swap hedges out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 9—SHARE-BASED AWARDS

In fiscal 2023 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.6 million shares. As of January 28, 2023, there were 1.6 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 10—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net Periodic Benefit (Income) Cost
Interest cost	$15	$9	$—	$—
Expected return on plan assets	(23)	(20)	—	—
Amortization of prior service cost	—	—	1	1
Net periodic benefit (income) cost	$(8)	$(11)	$1	$1

Contributions to benefit plans	$—	$—	$—	$(1)

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net Periodic Benefit (Income) Cost
Interest cost	$32	$19	$—	$—
Expected return on plan assets	(47)	(41)	—	—
Amortization of prior service cost	—	—	1	2
Net periodic benefit (income) cost	$(15)	$(22)	$1	$2

Contributions to benefit plans	$—	$—	$—	$(2)

Contributions

No minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2023. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2023.

Multiemployer Pension Plans

The Company contributed $12 million and $11 million in the second quarters of fiscal 2023 and 2022, respectively, and $23 million and $22 million in fiscal 2023 and 2022 year-to-date, respectively, to multiemployer pension plans, which are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the second quarter of fiscal 2023 was 29.0% compared to 26.9% for the second quarter of fiscal 2022. The change was driven primarily by the reduction in pre-tax income during the second quarter of fiscal 2023.

The effective tax rate for fiscal 2023 year-to-date was 13.6% compared to 14.2% for fiscal 2022 year-to-date. The effective tax rate for both fiscal 2023 and fiscal 2022 year-to-date was reduced by the impact of discrete tax benefits related to the vesting of employee stock awards.

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		26-Week Period Ended
(in millions, except per share data)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Basic weighted average shares outstanding	59.8	58.3	59.3	57.6
Net effect of dilutive stock awards based upon the treasury stock method	1.2	2.7	2.0	3.4
Diluted weighted average shares outstanding	61.0	61.0	61.3	61.0

Basic earnings per share(1)	$0.32	$1.13	$1.43	$2.47
Diluted earnings per share(1)	$0.31	$1.08	$1.38	$2.33

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.8	0.4	0.8	0.9
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

In fiscal 2022, the Company changed its measure of segment profit to exclude the impact of the non-cash LIFO charge or benefit from Adjusted EBITDA. Prior period Adjusted EBITDA amounts and the reconciliation to Income before income taxes have been recast to reflect this change in the measure of segment profit.

The following table provides Net sales and Adjusted EBITDA by reportable segment and reconciles that information to consolidated Net sales and Income before income taxes, respectively:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales:
Wholesale(1)	$7,514	$7,132	$14,773	$13,866
Retail	660	643	1,273	1,245
Other	56	50	116	106
Eliminations	(414)	(409)	(814)	(804)
Total Net sales	$7,816	$7,416	$15,348	$14,413
Adjusted EBITDA:
Wholesale(2)	$137	$176	$308	$351
Retail(2)	28	32	48	54
Other	15	12	34	16
Eliminations	1	—	(2)	(1)
Adjustments:
Net income attributable to noncontrolling interests	3	2	4	3
Net periodic benefit income, excluding service cost	7	10	14	20
Interest expense, net	(39)	(44)	(74)	(84)
Other income, net	—	2	1	1
Depreciation and amortization	(73)	(69)	(147)	(138)
Share-based compensation	(11)	(12)	(23)	(23)
LIFO charge(2)	(29)	(19)	(50)	(30)
Restructuring, acquisition and integration related expenses	(3)	(5)	(5)	(8)
(Loss) gain on sale of assets	(1)	(1)	4	(1)
Multiemployer pension plan withdrawal benefit	—	8	—	8
Other retail benefit	—	1	—	1
Business transformation costs	(4)	—	(9)	—
Income before income taxes	$31	$93	$103	$169
Depreciation and amortization:
Wholesale	$62	$61	$126	$122
Retail	10	8	18	15
Other	1	—	3	1
Total depreciation and amortization	$73	$69	$147	$138
Payments for capital expenditures:
Wholesale	$74	$46	$131	$98
Retail	10	4	20	8
Total capital expenditures	$84	$50	$151	$106
(1)As presented in Note 3—Revenue Recognition, the Company recorded $353 million and $356 million for the second quarters of fiscal 2023 and 2022, respectively, and $687 million and $695 million in fiscal 2023 and 2022 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.
(2)As a result of the segment profit measurement revision discussed above, previously reported Adjusted EBITDA disclosures by segment and the reconciliation to Income before income taxes has been recast to exclude the impact of the non-cash LIFO charge.

Total assets by reportable segment were as follows:

(in millions)	January 28, 2023	July 30, 2022
Assets:
Wholesale	$6,684	$6,733
Retail	637	599
Other	352	335
Eliminations	(38)	(39)
Total assets	$7,635	$7,628

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 28, 2023. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to seven years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of January 28, 2023, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $16 million ($14 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of January 28, 2023, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 28, 2023, the Company had approximately $562 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of January 28, 2023, the Company had commitments of $755 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 21 years from commencement date.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other “non-litigating” defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. The Company believes these claims are without merit and is vigorously defending this matter.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court and on March 22, 2021 plaintiffs’ filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the 7th Circuit Court of Appeals, and on September 30, 2020 filed an appellate brief. On November 30, 2020, the Company filed its response. The hearing before the 7th Circuit Court of Appeals occurred on January 19, 2021. On August 12, 2021, the 7th Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the relators filed a petition for rehearing and defendants filed a response on November 9, 2021. On December 3, 2021, the 7th Circuit denied the petition for rehearing. On April 1, 2022, the relators filed a petition for a writ of certiorari with the United States Supreme Court. The Company filed its response on June 20, 2022. On August 22, 2022, the Supreme Court issued an order inviting the Solicitor General to file a brief setting forth the views of the government on the petition for a writ of certiorari. On December 6, 2022, the Solicitor General submitted its brief recommending that the Supreme Court grant the petition for certiorari. On January 13, 2023, the Supreme Court granted the petition for certiorari and oral argument is set for April 18, 2023.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of January 28, 2023, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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
•labor and other workforce shortages and challenges;
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

We are focused on executing our transformation strategy, which we believe will position us for long-term profitable growth. Our enterprise-wide business transformation program consists of four areas: network automation and optimization; commercial value creation; digital offering enhancement and infrastructure unification and modernization. These four areas represent the next evolution of our business strategy. To enable this business transformation, we have engaged consultants and brought in new leadership with transformation experience to upgrade and modernize our technology and platforms to better serve our customers.

We expect to continue to use available capital to re-invest in our business and to reduce outstanding debt, and we remain committed to improving our financial leverage over time. The decline in our financial leverage in recent years offers us increased flexibility to invest in growing our business and selectively return cash to shareholders as appropriate.

We believe we can accelerate our growth through our transformation efforts, which we expect will increase sales of products and services, and provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions. We believe the key drivers for new customer growth will be the benefits of our significant scale, product and service offerings and nationwide footprint.

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

The U.S. economy has experienced economic volatility in recent years due to uncertain economic conditions, which have had, and we expect may continue to have, an impact on consumer confidence. Consumer spending may be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items. In addition, inflation remains at elevated levels and continues to be unpredictable. For example, we experienced volatility in our energy operating costs, and commodity and labor input costs continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any shifts in consumer and industry trends in grocery product mix.

Uncertainty remains regarding the longer-term impact of the COVID-19 pandemic on our business as global economies, markets and supply chains respond to the ongoing effects. We continue to monitor guidelines released by the Centers for Disease Control and Prevention and the World Health Organization and, when appropriate, implement mitigation measures to protect our associates, including safety protocols and strongly encouraging vaccinations/boosters. Our results could be impacted by, among other factors, any resurgence of infection rates and new variants of COVID-19 with higher transmissibility, the availability and efficacy of vaccines and treatments, actions taken by governmental authorities and other third parties in response to the pandemic such as health and safety orders and mandates, companies’ remote work policies, any economic downturn, the impact on capital and financial markets, food-at-home purchasing levels and other consumer trends, each of which is uncertain. Any of these disruptions could adversely impact our business and results of operations.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including initiatives under the network automation and optimization pillar of our transformation agenda. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network.

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

Impact of Product Cost Inflation

We experienced a mix of inflation across product categories during the second quarter of fiscal 2023. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately ten percent in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the second quarter of fiscal 2023, we experienced a sequential deceleration in the number and magnitude of vendor product cost increases as compared to the first quarter of fiscal 2023, which negatively impacted our gross profit rate.

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

Restructuring, acquisition and integration related expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	Change	January 28, 2023	January 29, 2022	Change
Net sales	$7,816	$7,416	$400	$15,348	$14,413	$935
Cost of sales	6,747	6,341	406	13,183	12,296	887
Gross profit	1,069	1,075	(6)	2,165	2,117	48
Operating expenses	1,002	944	58	2,002	1,876	126
Restructuring, acquisition and integration related expenses	3	5	(2)	5	8	(3)
Loss (gain) on sale of assets	1	1	—	(4)	1	(5)
Operating income	63	125	(62)	162	232	(70)
Net periodic benefit income, excluding service cost	(7)	(10)	3	(14)	(20)	6
Interest expense, net	39	44	(5)	74	84	(10)
Other income, net	—	(2)	2	(1)	(1)	—
Income before income taxes	31	93	(62)	103	169	(66)
Provision for income taxes	9	25	(16)	14	24	(10)
Net income including noncontrolling interests	22	68	(46)	89	145	(56)
Less net income attributable to noncontrolling interests	(3)	(2)	(1)	(4)	(3)	(1)
Net income attributable to United Natural Foods, Inc.	$19	$66	$(47)	$85	$142	$(57)

Adjusted EBITDA	$181	$220	$(39)	$388	$420	$(32)

The following table reconciles Net income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net income including noncontrolling interests	$22	$68	$89	$145
Adjustments to net income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(3)	(2)	(4)	(3)
Net periodic benefit income, excluding service cost	(7)	(10)	(14)	(20)
Interest expense, net	39	44	74	84
Other income, net	—	(2)	(1)	(1)
Provision for income taxes	9	25	14	24
Depreciation and amortization	73	69	147	138
Share-based compensation	11	12	23	23
LIFO charge(1)	29	19	50	30
Restructuring, acquisition and integration related expenses	3	5	5	8
Loss (gain) on sale of assets	1	1	(4)	1
Multiemployer pension plan withdrawal benefit(2)	—	(8)	—	(8)
Other retail benefit(3)	—	(1)	—	(1)
Business transformation costs(4)	4	—	9	—
Adjusted EBITDA	$181	$220	$388	$420

(1)During fiscal 2022, the Company revised its definition of Adjusted EBITDA to exclude the impact of the non-cash LIFO charge or benefit. The following illustrates the impact of the revised definition on previously reported periods to show the effect of this change:

	13-Week Period Ended	26-Week Period Ended
(in millions)	January 29, 2022	January 29, 2022
Adjusted EBITDA (previously reported definition)	$201	$390
LIFO charge	19	30
Adjusted EBITDA (current definition)	$220	$420

(2)Reflects an adjustment to multiemployer pension plan withdrawal charge estimates.
(3)Reflects an insurance recovery associated with event-specific damages to certain retail stores and store closure costs.
(4)Reflects third-party professional consulting costs for business transformation initiatives, including network automation and optimization, commercial value creation, digital offering enhancement and infrastructure unification and modernization.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		26-Week Period Ended		Increase (Decrease)
Customer Channel(1)	January 28, 2023	January 29, 2022	$	%	January 28, 2023	January 29, 2022	$	%
Chains	$3,322	$3,243	$79	2.4%	$6,546	$6,325	$221	3.5%
Independent retailers	1,980	1,905	75	3.9%	3,927	3,655	272	7.4%
Supernatural	1,659	1,453	206	14.2%	3,172	2,831	341	12.0%
Retail	660	643	17	2.6%	1,273	1,245	28	2.2%
Other	609	581	28	4.8%	1,244	1,161	83	7.1%
Eliminations	(414)	(409)	(5)	1.2%	(814)	(804)	(10)	1.2%
Total net sales	$7,816	$7,416	$400	5.4%	$15,348	$14,413	$935	6.5%

(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Second Quarter

Our Net sales for the second quarter of fiscal 2023 increased approximately 5.4% from the second quarter of fiscal 2022. The increase in Net sales was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers. These increases were partially offset by a decrease in units sold.

Chains and Independent retailers Net sales increased primarily due to growth in sales to existing and new customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Supernatural Net sales increased primarily due to growth in existing store sales, including the supply of new fresh categories, inflation, and increased sales to new stores, partially offset by a decrease in units sold.

Retail Net sales increased primarily due to a 0.9% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

Other Net sales increased primarily due to higher eCommerce sales.

Year-to-Date

Our Net sales for fiscal 2023 year-to-date increased approximately 6.5% from fiscal 2022 year-to-date. The increase in Net sales was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers. These increases were partially offset by a decrease in units sold.

Chains Net sales increased primarily due to growth in sales to existing and new customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Independent retailers Net sales increased primarily due to increased sales under a supply agreement with a new customer within the Atlantic region commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Supernatural Net sales increased primarily due to growth in existing store sales, including the supply of new fresh categories, inflation, and increased sales to new stores, partially offset by a decrease in units sold.

Retail Net sales increased primarily due to a 1.4% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

Other Net sales increased primarily due to higher eCommerce sales.

Cost of Sales and Gross Profit

Our gross profit decreased $6 million, or 0.6%, to $1,069 million for the second quarter of fiscal 2023, from $1,075 million for the second quarter of fiscal 2022. Our gross profit as a percentage of Net sales decreased to 13.7% for the second quarter of fiscal 2023 compared to 14.5% for the second quarter of fiscal 2022. The LIFO charge was $29 million and $19 million in the second quarter of fiscal 2023 and 2022, respectively. Excluding the non-cash LIFO charge, gross profit rate was 14.0% of Net sales and 14.8% of Net sales for the second quarter of fiscal 2023 and 2022, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower current period procurement gains due to the decelerating rate of inflation and lower inventory gains.

Our gross profit increased $48 million, or 2.3% to $2,165 million for fiscal 2023 year-to-date, from $2,117 million for fiscal 2022 year-to-date. Our gross profit as a percentage of Net sales decreased to 14.1% for fiscal 2023 year-to-date compared to 14.7% for fiscal 2022 year-to-date. The LIFO charge was $50 million and $30 million for fiscal 2023 and fiscal 2022 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 14.4% of Net sales and 14.9% of Net sales for fiscal 2023 and fiscal 2022 year-to-date, respectively. The decrease in gross profit rate, excluding LIFO charge, was primarily driven by lower current period procurement gains due to the decelerating rate of inflation, lower inventory gains and customer mix.

Operating Expenses

Operating expenses increased $58 million, or 6.1%, to $1,002 million, or 12.8% of Net sales, for the second quarter of fiscal 2023 compared to $944 million, or 12.7% of Net sales, for the second quarter of fiscal 2022. Operating expenses as a percent of Net sales was approximately flat compared to the second quarter of fiscal 2022, after excluding an $8 million benefit related to an adjustment to a previous multiemployer pension plan withdrawal charge estimate in the second quarter of fiscal 2022.

Operating expenses increased $126 million, or 6.7%, to $2,002 million, or 13.0% of Net sales, for fiscal 2023 year-to-date compared to $1,876 million, or 13.0% of Net sales, for fiscal 2022 year-to-date. Operating expenses as a percent of Net sales was approximately flat to the second quarter fiscal 2022 year-to-date; however, Operating expenses included higher occupancy costs in fiscal 2023 year-to-date, which were offset by leveraging fixed expenses across higher sales.

Operating Income

Reflecting the factors described above, Operating income decreased $62 million to $63 million for the second quarter of fiscal 2023, compared to $125 million for the second quarter of fiscal 2022. The decrease in operating income was primarily driven by a decrease in gross profit and an increase in operating expenses as described above.

Reflecting the factors described above, Operating income decreased $70 million, to $162 million for fiscal 2023 year-to-date, compared to $232 million for fiscal 2022 year-to-date. The decrease in operating income was primarily driven by an increase in operating expenses in excess of an increase in gross profit as described above.

Interest Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Interest expense on long-term debt, net of capitalized interest	$33	$30	$65	$63
Interest expense on finance lease obligations	—	5	1	9
Amortization of financing costs and discounts	3	3	5	6
Loss on debt extinguishment	3	6	3	6
Interest expense, net	$39	$44	$74	$84

The decrease in interest expense, net, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 and in fiscal 2023 year-to-date compared to 2022 year-to-date was primarily driven by lower outstanding debt balances and finance leases, partially offset by higher average interest rates.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2023 was 29.0% compared to 26.9% for the second quarter of fiscal 2022. The change was driven primarily by the reduction in pre-tax income during the second quarter of fiscal 2023.

The effective tax rate for fiscal 2023 year-to-date was 13.6% compared to 14.2% for fiscal 2022 year-to-date. The effective tax rate for both fiscal 2023 and fiscal 2022 year-to-date was reduced by the impact of discrete tax benefits related to the vesting of employee stock awards.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $19 million, or $0.31 per diluted common share, for the second quarter of fiscal 2023, compared to $66 million, or $1.08 per diluted common share, for the second quarter of fiscal 2022.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $85 million, or $1.38 per diluted common share, for fiscal 2023 year-to-date, compared to $142 million, or $2.33 per diluted common share, for fiscal 2022 year-to-date.

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

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	Change	January 28, 2023	January 29, 2022	Change
Net sales:
Wholesale	$7,514	$7,132	$382	$14,773	$13,866	$907
Retail	660	643	17	1,273	1,245	28
Other	56	50	6	116	106	10
Eliminations	(414)	(409)	(5)	(814)	(804)	(10)
Total Net sales	$7,816	$7,416	$400	$15,348	$14,413	$935
Adjusted EBITDA:
Wholesale(1)	$137	$176	$(39)	$308	$351	$(43)
Retail(1)	28	32	(4)	48	54	(6)
Other	15	12	3	34	16	18
Eliminations	1	—	1	(2)	(1)	(1)
Total Adjusted EBITDA	$181	$220	$(39)	$388	$420	$(32)
(1)Adjusted EBITDA amounts as previously reported by segment have been recast to conform with the revised segment profit measure of Adjusted EBITDA, which excludes the non-cash LIFO charge recorded by segment. The effect of the revision increased Adjusted EBITDA for Wholesale by $17 million and Retail by $2 million for the second quarter of fiscal 2022, and increased Adjusted EBITDA for Wholesale by $28 million and Retail by $2 million for fiscal 2022 year-to-date.

Net Sales

Second Quarter

Wholesale’s Net sales increased primarily due to growth in sales to new and existing customers, including an increase from higher product costs, in Supernatural, Chains and Independent retailers channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales increased primarily due to a 0.9% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

The increase in eliminations Net sales was driven by higher sales from Other to Wholesale.

Year-to-Date

Wholesale’s Net sales increased primarily due to growth in sales to new and existing customers, including an increase from higher product costs, in Supernatural, Independent retailers and Chains channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales increased primarily due to a 1.4% increase in identical store sales from higher average basket sizes driven by inflation, offset by lower volume.

The increase in eliminations Net sales was driven by higher sales from Other to Wholesale.

Adjusted EBITDA

Second Quarter

Wholesale’s Adjusted EBITDA decreased 22.2% for the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. The decrease was driven by an increase in operating expenses combined with a slight gross profit decline excluding the LIFO charge. Wholesale’s Gross profit decrease excluding the LIFO charge for the second quarter of fiscal 2023 was $3 million with a gross profit rate decrease of approximately 69 basis points primarily driven by lower current period procurement gains due to the decelerating rate of inflation and lower inventory gains. Wholesale’s Operating expense increased $36 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate was approximately flat compared to the second quarter of fiscal 2022. Wholesale’s depreciation and amortization expense increased $1 million compared to the second quarter of fiscal 2022.

Retail’s Adjusted EBITDA decreased 12.5% for the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. The decrease was driven by higher operating expenses primarily due to new store start-up costs and a slightly lower gross profit rate compared to the second quarter of fiscal 2022. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments. Retail’s depreciation and amortization expense increased $2 million compared to the second quarter of fiscal 2022.

Year-to-Date

Wholesale’s Adjusted EBITDA decreased 12.3% for fiscal 2023 year-to-date from fiscal 2022 year-to-date. The decrease was driven by an increase in operating expenses in excess of gross profit growth excluding the LIFO charge. Wholesale’s Gross profit increase excluding the LIFO charge for fiscal 2023 year-to-date was $62 million with a gross profit rate decrease of approximately 37 basis points primarily driven by lower current period procurement gains due to the decelerating rate of inflation and inventory gains as compared to fiscal 2022 year-to-date, and a decrease from changes in customer mix. Wholesale’s Operating expense increased $105 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate increased 7 basis points primarily driven by higher occupancy costs in fiscal 2023 year-to-date. Wholesale’s depreciation and amortization expense increased $4 million compared to fiscal 2022 year-to-date.

Retail’s Adjusted EBITDA decreased 11.1% for fiscal 2023 year-to-date as compared to fiscal 2022 year-to-date, driven by higher operating expenses from higher employee-related costs and new store start-up costs. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of January 28, 2023 was $1,573 million and consisted of the following:
◦Unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) was $1,533 million, which decreased $94 million from $1,627 million as of July 30, 2022, primarily due to increased cash utilized to fund working capital increases, partially offset by the reduction in ABL borrowings related to the monetization of certain receivables net of the related $125 million voluntary prepayment on our term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) described below.
◦Cash and cash equivalents was $40 million, which decreased $4 million from $44 million as of July 30, 2022.
•Our total debt decreased $46 million to $2,077 million as of January 28, 2023 from $2,123 million as of July 30, 2022, primarily driven by debt repayments from net cash flow from operating activities, partially offset by payments for capital expenditures and repurchases of common stock during fiscal 2023 year-to-date.
•Working capital decreased $35 million to $1,345 million as of January 28, 2023 from $1,380 million as of July 30, 2022, primarily due to lower accounts receivable levels resulting from the monetization of certain receivables, partially offset by an increase in inventories net of the associated increase in accounts payable.
•In the second quarter of fiscal 2023, we monetized certain receivables previously within accounts receivable, pursuant to a purchase agreement with a third-party financial institution for the sale of certain receivables up to $300 million, which generated net cash proceeds of $282 million. These proceeds were used to make a $125 million voluntary prepayment on the Term Loan Facility and reduce outstanding borrowings under the ABL Credit Facility.

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

Long-Term Debt

During fiscal 2023 year-to-date, we borrowed a net $83 million under the ABL Credit Facility and made voluntary prepayments on the Term Loan Facility totaling $130 million with a portion of the proceeds received from monetizing certain receivables previously within accounts receivable, and from asset sales.

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

As of January 28, 2023, we had an aggregate of $1,000 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the SOFR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.360% to 2.875%, with maturities between March 2023 and October 2025. The fair value of these interest rate derivatives represent a current asset of $17 million and a long-term asset of $5 million as of January 28, 2023, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of January 28, 2023, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for fiscal 2023 year-to-date were $151 million compared to $106 million for fiscal 2022 year-to-date, an increase of $45 million, primarily due to investments in automation. Our capital spending for fiscal 2023 and 2022 year-to-date principally included information technology and supply chain expenditures. Fiscal 2022 year-to-date included continued investment in the new Allentown, Pennsylvania distribution center. Fiscal 2023 capital spending is expected to be approximately $350 million and include projects that automate, optimize and expand our distribution network, and finance our technology platform investments. We expect to finance fiscal 2023 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in millions)	January 28, 2023	January 29, 2022	Change
Net cash provided by operating activities	$270	$43	$227
Net cash used in investing activities	(143)	(129)	(14)
Net cash (used in) provided by financing activities	(131)	91	(222)
Net (decrease) increase in cash and cash equivalents	(4)	5	(9)
Cash and cash equivalents, at beginning of period	44	40	4
Cash and cash equivalents, at end of period	$40	$45	$(5)

The increase in net cash provided by operating activities in fiscal 2023 year-to-date compared to fiscal 2022 year-to-date was primarily due to the monetization of certain receivables in fiscal 2023 year-to-date discussed above, pursuant to a purchase agreement with a third-party financial institution, which generated net cash proceeds of $282 million.

The increase in net cash used in investing activities in fiscal 2023 year-to-date compared to fiscal 2022 year-to-date was primarily due to higher capital expenditures, as described above, partially offset by a reduction in payments for investments.

The increase in net cash used in financing activities in fiscal 2023 year-to-date compared to fiscal 2022 year-to-date was primarily due to lower net borrowings under the ABL Credit Facility resulting from increases in net cash provided by operating activities, net of cash used in investing activities, as described above.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Except as otherwise disclosed in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements and Note 7—Long-Term Debt, there have been no material changes in our contractual obligations since the end of fiscal 2022. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

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

Share Repurchases

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 390,000 shares of our common stock for a total cost of $17 million in the second quarter of fiscal 2023 and approximately 729,000 shares of our common stock for a total cost of $29 million in fiscal 2023 year-to-date. As of January 28, 2023, we had $171 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, product liability, real estate and antitrust. Other than as set forth in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Any repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. With respect to open market purchases, we may use a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended January 28, 2023.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
October 30, 2022 to December 3, 2022	115,252	$45.66	104,742	$183
December 4, 2022 to December 31, 2022	159,776	$39.71	152,800	$177
January 1, 2023 to January 28, 2023	150,388	$39.76	132,686	$171
Total	425,416	$41.34	390,228	$171

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 35,188 shares of our common stock to cover withholding taxes from the vesting of restricted stock units granted under such plans and the repurchase of 390,228 shares of our common stock under the 2022 Repurchase Program.
(3)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of December 3, 2022, December 31, 2022 and January 28, 2023.

Item 5. Other Information

On March 3, 2023, upon recommendation of the Compensation Committee of the Company’s Board of Directors, the Board of Directors approved the Second Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to make certain amendments that the Board determined to be in the best interests of the Company and its stockholders.

The amendments to the Plan (i) further clarify the intent of the Company that severance will not be paid under the Separation from Service without Cause (as defined in the Plan) provisions of the plan upon a separation due to performance issues, (ii) require the execution of a release in connection with the vesting of any shares as a result of a Separation from Service without Cause (as defined in the Plan), (iii) move restrictive covenant provisions from the Plan to the applicable award agreement to increase flexibility and enforceability, and (iv) other conforming changes.

The foregoing is a summary of, and is subject to, the actual terms and conditions set forth in the Plan and is qualified in its entirety by reference to the Plan and related award agreements. A copy of the Second Amended and Restated 2020 Equity Incentive Plan is filed herewith as Exhibit 10.1. Copies of the Form of RSU Award Agreement and Form of PSU Award Agreement for equity awards granted under the Plan are filed herewith as Exhibits 10.2 and 10.3, respectively.

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

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018).
10.1* **	Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023.
10.2* **	Form of RSU Award Agreement pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.3* **	Form of PSU Award Agreement pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.4* **	United Natural Foods, Inc. Annual Incentive Plan, as further amended.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on March 8, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: March 8, 2023