Form 10-Q
period 2023-04-29
UNITED NATURAL FOODS INC
filed 2023-06-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2023 there were 58,600,797 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	April 29, 2023	July 30, 2022
ASSETS
Cash and cash equivalents	$38	$44
Accounts receivable, net	985	1,214
Inventories, net	2,465	2,355
Prepaid expenses and other current assets	204	184
Total current assets	3,692	3,797
Property and equipment, net	1,735	1,690
Operating lease assets	1,236	1,176
Goodwill	20	20
Intangible assets, net	765	819
Other long-term assets	193	126
Total assets	$7,641	$7,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,837	$1,742
Accrued expenses and other current liabilities	268	260
Accrued compensation and benefits	165	232
Current portion of operating lease liabilities	164	156
Current portion of long-term debt and finance lease liabilities	21	27
Total current liabilities	2,455	2,417
Long-term debt	2,022	2,109
Long-term operating lease liabilities	1,122	1,067
Long-term finance lease liabilities	15	23
Pension and other postretirement benefit obligations	18	18
Deferred income taxes	13	8
Other long-term liabilities	154	194
Total liabilities	5,799	5,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 60.9 shares issued and 59.2 shares outstanding at April 29, 2023; 58.9 shares issued and 58.3 shares outstanding at July 30, 2022	1	1
Additional paid-in capital	602	608
Treasury stock at cost	(65)	(24)
Accumulated other comprehensive loss	(15)	(20)
Retained earnings	1,318	1,226
Total United Natural Foods, Inc. stockholders’ equity	1,841	1,791
Noncontrolling interests	1	1
Total stockholders’ equity	1,842	1,792
Total liabilities and stockholders’ equity	$7,641	$7,628

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net sales	$7,507	$7,242	$22,855	$21,655
Cost of sales	6,507	6,230	19,690	18,526
Gross profit	1,000	1,012	3,165	3,129
Operating expenses	967	969	2,969	2,845
Restructuring, acquisition and integration related (benefits) expenses	(4)	8	1	16
Loss (gain) on sale of assets	4	(88)	—	(87)
Operating income	33	123	195	355
Net periodic benefit income, excluding service cost	(8)	(10)	(22)	(30)
Interest expense, net	35	37	109	121
Other income, net	(1)	(1)	(2)	(2)
Income before income taxes	7	97	110	266
(Benefit) provision for income taxes	(1)	29	13	53
Net income including noncontrolling interests	8	68	97	213
Less net income attributable to noncontrolling interests	(1)	(1)	(5)	(4)
Net income attributable to United Natural Foods, Inc.	$7	$67	$92	$209

Basic earnings per share	$0.12	$1.15	$1.55	$3.62
Diluted earnings per share	$0.12	$1.10	$1.51	$3.44

Weighted average shares outstanding:
Basic	59.4	58.4	59.3	57.9
Diluted	60.4	60.9	61.0	61.0

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	13-Week Period Ended		39-Week Period Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income including noncontrolling interests	$8	$68	$97	$213
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax	—	—	1	2
Recognition of interest rate swap cash flow hedges, net of tax(1)	(2)	30	12	58
Foreign currency translation adjustments	(2)	(1)	(4)	(3)
Recognition of other cash flow derivatives, net of tax(2)	(2)	2	(4)	4
Total other comprehensive (loss) income	(6)	31	5	61
Less comprehensive income attributable to noncontrolling interests	(1)	(1)	(5)	(4)
Total comprehensive income attributable to United Natural Foods, Inc.	$1	$98	$97	$270

(1)Amounts are net of tax (benefit) expense of $(1) million, $11 million, $4 million and $21 million, respectively.
(2)Amounts are net of tax (benefit) expense of $0 million, $0 million, $(1) million and $1 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended April 29, 2023 and April 30, 2022
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Repurchases of common stock	—	—	0.4	(12)	—	—	—	(12)	—	(12)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	—	7	7	1	8
Balances at April 29, 2023	60.9	$1	1.7	$(65)	$602	$(15)	$1,318	$1,841	$1	$1,842

Balances at January 29, 2022	58.8	$1	0.6	$(24)	$596	$(9)	$1,120	$1,684	$(1)	$1,683
Restricted stock vestings	0.2	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	—	31	—	31	—	31
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	67	67	1	68
Balances at April 30, 2022	59.0	$1	0.6	$(24)	$599	$22	$1,187	$1,785	$(1)	$1,784

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended April 29, 2023 and April 30, 2022
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	—	—	33	—	—	33	—	33
Repurchases of common stock	—	—	1.1	(41)	—	—	—	(41)	—	(41)
Other comprehensive income	—	—	—	—	—	5	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	—	92	92	5	97
Balances at April 29, 2023	60.9	$1	1.7	$(65)	$602	$(15)	$1,318	$1,841	$1	$1,842

Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	2.0	—	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation	—	—	—	—	33	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	61	—	61	—	61
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	—	—	—	—	9	—	—	9	—	9
Net income	—	—	—	—	—	—	209	209	4	213
Balances at April 30, 2022	59.0	$1	0.6	$(24)	$599	$22	$1,187	$1,785	$(1)	$1,784

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$97	$213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	224	210
Share-based compensation	33	33
Gain on sale of property and equipment	(9)	(87)
Closed property and other restructuring charges	—	1
Net pension and other postretirement benefit income	(22)	(30)
Deferred income tax expense	2	—
LIFO charge	83	102
(Recoveries) provision for losses on receivables	(2)	4
Non-cash interest expense and other adjustments	11	20
Changes in operating assets and liabilities	(15)	(497)
Net cash provided by (used in) operating activities	402	(31)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(218)	(158)
Proceeds from dispositions of assets	14	231
Payments for investments	(7)	(28)
Net cash (used in) provided by investing activities	(211)	45
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	2,387	3,853
Repayments of borrowings under revolving credit line	(2,348)	(3,453)
Repayments of long-term debt and finance leases	(149)	(369)
Repurchases of common stock	(41)	—
Proceeds from the issuance of common stock and exercise of stock options	—	9
Payments of employee restricted stock tax withholdings	(39)	(42)
Payments for debt issuance costs	—	(1)
Distributions to noncontrolling interests	(5)	(4)
Repayments of other loans	(2)	—
Net cash used in financing activities	(197)	(7)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6)	7
Cash and cash equivalents, at beginning of period	44	41
Cash and cash equivalents, at end of period	$38	$48
Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$110
Cash refunds for federal, state, and foreign income taxes, net	$(4)	$—
Leased assets obtained in exchange for new operating lease liabilities	$198	$260
Leased assets obtained in exchange for new finance lease liabilities	$—	$1
Additions of property and equipment included in Accounts payable	$42	$27

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2023 and 2022 relate to the 13-week fiscal quarters ended April 29, 2023 and April 30, 2022, respectively. References to fiscal 2023 and 2022 year-to-date relate to the 39-week fiscal periods ended April 29, 2023 and April 30, 2022, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of April 29, 2023 and July 30, 2022, the Company had net book overdrafts of $311 million and $266 million, respectively.

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated variances as of the end of each fiscal year. The LIFO reserve was approximately $308 million and $225 million as of April 29, 2023 and July 30, 2022, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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
•Independent retailers, which includes smaller size accounts, including single store and multiple store locations, and group purchasing entities that are not classified within Chains above or Other defined below;
•Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and currently consists solely of one customer;
•Retail, which reflects the Company’s Retail segment, including Cub Foods and Shoppers stores; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s Net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	April 29, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,129	$—	$—	$—	$3,129
Independent retailers	1,875	—	—	—	1,875
Supernatural	1,647	—	—	—	1,647
Retail	—	598	—	—	598
Other	584	—	56	—	640
Eliminations	—	—	—	(382)	(382)
Total	$7,235	$598	$56	$(382)	$7,507

	Net Sales for the 13-Week Period Ended
(in millions)	April 30, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,111	$—	$—	$—	$3,111
Independent retailers	1,833	—	—	—	1,833
Supernatural	1,468	—	—	—	1,468
Retail	—	602	—	—	602
Other	565	—	60	—	625
Eliminations	—	—	—	(397)	(397)
Total	$6,977	$602	$60	$(397)	$7,242

	Net Sales for the 39-Week Period Ended
(in millions)	April 29, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,675	$—	$—	$—	$9,675
Independent retailers	5,802	—	—	—	5,802
Supernatural	4,819	—	—	—	4,819
Retail	—	1,871	—	—	1,871
Other	1,712	—	172	—	1,884
Eliminations	—	—	—	(1,196)	(1,196)
Total	$22,008	$1,871	$172	$(1,196)	$22,855

	Net Sales for the 39-Week Period Ended
(in millions)	April 30, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,436	$—	$—	$—	$9,436
Independent retailers	5,488	—	—	—	5,488
Supernatural	4,299	—	—	—	4,299
Retail	—	1,847	—	—	1,847
Other	1,620	—	166	—	1,786
Eliminations	—	—	—	(1,201)	(1,201)
Total	$20,843	$1,847	$166	$(1,201)	$21,655
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	April 29, 2023	July 30, 2022
Customer accounts receivable	$979	$1,213
Allowance for uncollectible receivables	(16)	(18)
Other receivables, net	22	19
Accounts receivable, net	$985	$1,214

Notes receivable, net, included within Prepaid expenses and other current assets	$3	$6
Long-term notes receivable, net, included within Other long-term assets	$7	$12

On October 31, 2022, the Company entered into a purchase agreement with a third-party financial institution for the sale of certain customer accounts receivable up to a maximum outstanding amount of $300 million, without recourse, subject to eligibility criteria established by the financial institution. Pursuant to the terms of the agreement, certain customer receivables are sold to the third-party financial institution on a revolving basis, subject to certain limitations. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables.

Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of April 29, 2023, was approximately $286 million. Net proceeds received are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $4 million and $9 million during the third quarter of fiscal 2023 and fiscal 2023 year-to-date, respectively, and is recorded within Loss (gain) on sale of assets in the Condensed Consolidated Statements of Operations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 30, 2022	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of April 29, 2023	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 30, 2022 and April 29, 2023.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 30, 2022 and April 29, 2023.

Identifiable intangible assets, net consisted of the following:

	April 29, 2023			July 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$339	$668	$1,007	$294	$713
Pharmacy prescription files	33	21	12	33	18	15
Operating lease intangibles	6	4	2	6	4	2
Trademarks and tradenames	84	57	27	84	51	33
Total amortizing intangible assets	1,130	421	709	1,130	367	763
Indefinite lived intangible assets:
Trademarks and tradenames	56	—	56	56	—	56
Intangibles assets, net	$1,186	$421	$765	$1,186	$367	$819
Amortization expense was $18 million and $18 million for the third quarters of fiscal 2023 and 2022, respectively, and $54 million and $54 million for fiscal 2023 and 2022 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of April 29, 2023 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2023	$18
2024	72
2025	70
2026	66
2027	63
Thereafter	420
$709

NOTE 5—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at April 29, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$15	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$2	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 30, 2022
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$3	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of April 29, 2023, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $10 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $10 million. Refer to Note 6—Derivatives for further information on interest rate swap contracts.

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

	April 29, 2023		July 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$15	$9	$23	$17
Long-term debt, including current portion	$2,032	$2,033	$2,123	$2,153

NOTE 6—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of April 29, 2023. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 5—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of April 29, 2023, which are all pay fixed and receive floating, are as follows:

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
		$800

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$35	$37	$109	$121
Gain (loss) on cash flow hedging relationships:
Gain (loss) reclassified from comprehensive income into earnings	$3	$(9)	$7	$(30)

NOTE 7—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at April 29, 2023	Fiscal Maturity Year	April 29, 2023	July 30, 2022
Term Loan Facility	8.35%	2026	$670	$800
ABL Credit Facility	6.20%	2027	879	840
Senior Notes	6.75%	2029	500	500
Other secured loans	4.93%	2024-2025	13	23
Debt issuance costs, net			(23)	(29)
Original issue discount on debt			(7)	(11)
Long-term debt, including current portion			2,032	2,123
Less: current portion of long-term debt			(10)	(14)
Long-term debt			$2,022	$2,109

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $7 million as of April 29, 2023 and July 30, 2022 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions):	April 29, 2023	July 30, 2022
Certain inventory assets included in Inventories, net	$1,974	$1,789
Certain receivables included in Accounts receivable, net	655	878
Pharmacy prescription files included in Intangible assets, net	12	15
Total	$2,641	$2,682

As of April 29, 2023, the Borrowers’ Borrowing Base, net of $100 million of reserves, was $2,640 million, which is above the $2,600 million limit of availability, resulting in total availability of $2,600 million for loans and letters of credit under the ABL Credit Facility. As of April 29, 2023, the Borrowers had $879 million of loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $8 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of April 29, 2023, the U.S. Borrowers had $144 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,577 million as of April 29, 2023.

Availability under the ABL Credit Facility (in millions):	April 29, 2023
Total availability for ABL loans and letters of credit	$2,600
ABL loans	$879
Letters of credit	$144
Unused credit	$1,577

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	April 29, 2023
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of April 29, 2023 and July 30, 2022, there was $615 million and $629 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. As of April 29, 2023, there is no Excess Cash Flow payment expected to be required in fiscal 2024.

As of April 29, 2023, the Company had borrowings of $670 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $8 million and an original issue discount on debt of $7 million. As of April 29, 2023, no amount of the Term Loan Facility was classified as current.

On November 7, 2022, the Company made a $125 million voluntary prepayment on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables within Accounts receivable, net associated with the Company’s purchase agreement with a third-party financial institution as previously discussed within Note 3—Revenue Recognition. This voluntary prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2023, which would be due in fiscal 2024.

NOTE 8—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2023 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(6)	—	(4)	17	7
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	2	—	—	(5)	(3)
Net current period Other comprehensive (loss) income	(4)	1	(4)	12	5
Accumulated other comprehensive (loss) income at April 29, 2023	$(2)	$(2)	$(23)	$12	$(15)

Changes in Accumulated other comprehensive (loss) income by component, net of tax, for fiscal 2022 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive income (loss) before reclassifications	1	—	(3)	36	34
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	3	—	—	22	25
Net current period Other comprehensive income (loss)	4	2	(3)	58	61
Accumulated other comprehensive income (loss) at April 30, 2022	$4	$39	$(19)	$(2)	$22

Items reclassified out of Accumulated other comprehensive (loss) income had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$—	$—	$1	$2	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	—	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$—	$—	$1	$2

Swap agreements:
Reclassification of cash flow hedges	$(3)	$9	$(7)	$30	Interest expense, net
Income tax expense (benefit)	1	(2)	2	(8)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(2)	$7	$(5)	$22

Other cash flow hedges:
Reclassification of cash flow hedge	$1	$2	$3	$4	Cost of sales
Income tax benefit	—	—	(1)	(1)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$1	$2	$2	$3
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 10—Benefit Plans.

As of April 29, 2023, the Company expects to reclassify $13 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 9—SHARE-BASED AWARDS

In fiscal 2023 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 1.6 million shares. As of April 29, 2023, there were 1.6 million shares available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

NOTE 10—BENEFIT PLANS

Net periodic benefit income and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net Periodic Benefit (Income) Cost
Interest cost	$16	$10	$—	$—
Expected return on plan assets	(24)	(20)	—	—
Net periodic benefit income	$(8)	$(10)	$—	$—

Contributions to benefit plans	$(1)	$(1)	$—	$—

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net Periodic Benefit (Income) Cost
Interest cost	$48	$29	$—	$—
Expected return on plan assets	(71)	(61)	—	—
Amortization of prior service cost	—	—	1	2
Net periodic benefit (income) cost	$(23)	$(32)	$1	$2

Contributions to benefit plans	$(1)	$(1)	$—	$(2)

Contributions

No minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2023. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2023.

Multiemployer Pension Plans

The Company contributed $13 million and $12 million in the third quarters of fiscal 2023 and 2022, respectively, and $36 million and $34 million in fiscal 2023 and 2022 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the third quarter of fiscal 2023 was a benefit rate of 14.3% compared to an expense rate of 29.9% for the third quarter of fiscal 2022. The change was primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income during the third quarter of fiscal 2023.

The effective tax rate for fiscal 2023 year-to-date was 11.8% compared to 19.9% for fiscal 2022 year-to-date. The change was driven primarily by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income in fiscal 2023 year-to-date as compared to fiscal 2022 year-to-date. This was partially offset by the lower discrete tax benefits in fiscal 2023 year-to-date related to the vesting of employee stock awards as compared to fiscal 2022 year-to-date.

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		39-Week Period Ended
(in millions, except per share data)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Basic weighted average shares outstanding	59.4	58.4	59.3	57.9
Net effect of dilutive stock awards based upon the treasury stock method	1.0	2.5	1.7	3.1
Diluted weighted average shares outstanding	60.4	60.9	61.0	61.0

Basic earnings per share(1)	$0.12	$1.15	$1.55	$3.62
Diluted earnings per share(1)	$0.12	$1.10	$1.51	$3.44

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.9	0.5	0.8	0.5
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

In the third quarter of fiscal 2023, the Company reversed previously accrued incentive compensation expense due to changes in expected financial performance in the third quarter of fiscal 2023 and recorded this adjustment within its business segments. This had the effect of removing previously allocated incentive compensation expense from fiscal 2023 year-to-date reportable segment Adjusted EBITDA.

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to Income before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net sales:
Wholesale(1)	$7,235	$6,977	$22,008	$20,843
Retail	598	602	1,871	1,847
Other	56	60	172	166
Eliminations	(382)	(397)	(1,196)	(1,201)
Total Net sales	$7,507	$7,242	$22,855	$21,655
Adjusted EBITDA:
Wholesale	$143	$171	$451	$522
Retail	18	14	66	68
Other	(1)	11	33	27
Eliminations	(1)	—	(3)	(1)
Adjustments:
Net income attributable to noncontrolling interests	1	1	5	4
Net periodic benefit income, excluding service cost	8	10	22	30
Interest expense, net	(35)	(37)	(109)	(121)
Other income, net	1	1	2	2
Depreciation and amortization	(77)	(72)	(224)	(210)
Share-based compensation	(10)	(10)	(33)	(33)
LIFO charge	(33)	(72)	(83)	(102)
Restructuring, acquisition and integration related benefits (expenses)	4	(8)	(1)	(16)
(Loss) gain on sale of assets	(4)	88	—	87
Multiemployer pension plan withdrawal benefit	—	—	—	8
Other retail benefit	—	—	—	1
Business transformation costs	(7)	—	(16)	—
Income before income taxes	$7	$97	$110	$266
Depreciation and amortization:
Wholesale	$66	$64	$192	$186
Retail	9	7	27	22
Other	2	1	5	2
Total depreciation and amortization	$77	$72	$224	$210
Payments for capital expenditures:
Wholesale	$64	$47	$195	$145
Retail	3	5	23	13
Total capital expenditures	$67	$52	$218	$158
(1)As presented in Note 3—Revenue Recognition, the Company recorded $319 million and $337 million for the third quarters of fiscal 2023 and 2022, respectively, and $1,006 million and $1,032 million in fiscal 2023 and 2022 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	April 29, 2023	July 30, 2022
Assets:
Wholesale	$6,656	$6,733
Retail	647	599
Other	375	335
Eliminations	(37)	(39)
Total assets	$7,641	$7,628

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of April 29, 2023. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to seven years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of April 29, 2023, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $16 million ($14 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of April 29, 2023, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of April 29, 2023, the Company had approximately $524 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of April 29, 2023, the Company had commitments of $772 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 20 years from commencement date.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other “non-litigating” defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. The Company is in the process of gathering responsive documents and responding to the subpoena. The Company believes these claims are without merit and is vigorously defending this matter.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the relators filed a petition for rehearing. On December 3, 2021, the Seventh Circuit denied the petition for rehearing. On April 1, 2022, the relators filed a petition for a writ of certiorari with the United States Supreme Court which was granted on January 13, 2023. Oral argument took place in the Supreme Court on April 18, 2023. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of April 29, 2023, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

Although management believes it has made appropriate assessments of potential and contingent loss in each of these cases based on current facts and circumstances, and application of prevailing legal principles, there can be no assurance that material differences in actual outcomes from management’s current assessments, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates will not occur. The occurrence of any of the foregoing could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
•the potential for disruptions in our supply chain or our distribution capabilities from circumstances beyond our control, including due to lack of long-term contracts, severe weather, labor shortages or work stoppages or otherwise;
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

You should carefully review the risks described under “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended July 30, 2022 (the “Annual Report”), as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

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

We are also working on near-term initiatives to help improve profitability while we execute our longer-term initiatives. These include actioning administrative structure efficiencies, as well as commercial contract reviews in collaboration with our customers and suppliers.

We expect to continue to use available capital to re-invest in our business and to reduce outstanding debt, and we remain committed to improving our financial leverage over the long term. The decline in our financial leverage in recent years offers us increased financial flexibility.

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

The U.S. economy has experienced economic volatility in recent years, which has had, and we expect may continue to have, an impact on consumer confidence. Consumer spending may be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, inflation remains at elevated levels and continues to be unpredictable. For example, we experienced volatility in our energy operating costs, and commodity and labor input costs continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any shifts in consumer and industry trends in grocery product mix.

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

Retail Operations

We currently operate 78 Retail grocery stores, including 54 Cub Foods corporate stores and 24 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 25 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers Food Warehouse anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Inflation

We experienced a mix of inflation across product categories during the third quarter of fiscal 2023. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately eight percent in the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the third quarter of fiscal 2023, we experienced fewer and less significant vendor product cost increases as compared to the third quarter of fiscal 2022. These decreases negatively impacted our gross profit rate when comparing the third quarter of fiscal 2023 to the third quarter of fiscal 2022.

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

Restructuring, acquisition and integration related (benefits) expenses

Restructuring, acquisition and integration related (benefits) expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure asset impairment charges and costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	Change	April 29, 2023	April 30, 2022	Change
Net sales	$7,507	$7,242	$265	$22,855	$21,655	$1,200
Cost of sales	6,507	6,230	277	19,690	18,526	1,164
Gross profit	1,000	1,012	(12)	3,165	3,129	36
Operating expenses	967	969	(2)	2,969	2,845	124
Restructuring, acquisition and integration related (benefits) expenses	(4)	8	(12)	1	16	(15)
Loss (gain) on sale of assets	4	(88)	92	—	(87)	87
Operating income	33	123	(90)	195	355	(160)
Net periodic benefit income, excluding service cost	(8)	(10)	2	(22)	(30)	8
Interest expense, net	35	37	(2)	109	121	(12)
Other income, net	(1)	(1)	—	(2)	(2)	—
Income before income taxes	7	97	(90)	110	266	(156)
(Benefit) provision for income taxes	(1)	29	(30)	13	53	(40)
Net income including noncontrolling interests	8	68	(60)	97	213	(116)
Less net income attributable to noncontrolling interests	(1)	(1)	—	(5)	(4)	(1)
Net income attributable to United Natural Foods, Inc.	$7	$67	$(60)	$92	$209	$(117)

Adjusted EBITDA	$159	$196	$(37)	$547	$616	$(69)

The following table reconciles Net income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income including noncontrolling interests	$8	$68	$97	$213
Adjustments to net income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	(1)	(5)	(4)
Net periodic benefit income, excluding service cost	(8)	(10)	(22)	(30)
Interest expense, net	35	37	109	121
Other income, net	(1)	(1)	(2)	(2)
(Benefit) provision for income taxes	(1)	29	13	53
Depreciation and amortization	77	72	224	210
Share-based compensation	10	10	33	33
LIFO charge	33	72	83	102
Restructuring, acquisition and integration related (benefits) expenses	(4)	8	1	16
Loss (gain) on sale of assets(1)	4	(88)	—	(87)
Multiemployer pension plan withdrawal benefit(2)	—	—	—	(8)
Other retail benefit(3)	—	—	—	(1)
Business transformation costs(4)	7	—	16	—
Adjusted EBITDA	$159	$196	$547	$616

(1)Fiscal 2022 primarily reflects the gain on sale of our Riverside, California distribution center in the third quarter of fiscal 2022.
(2)Reflects an adjustment to multiemployer pension plan withdrawal charge estimates.
(3)Reflects an insurance recovery associated with event-specific damages to certain retail stores and store closure costs.
(4)Reflects third-party costs primarily for business transformation initiatives, including network automation and optimization, commercial value creation, digital offering enhancement and infrastructure unification and modernization.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		39-Week Period Ended		Increase (Decrease)
Customer Channel(1)	April 29, 2023	April 30, 2022	$	%	April 29, 2023	April 30, 2022	$	%
Chains	$3,129	$3,111	$18	0.6%	$9,675	$9,436	$239	2.5%
Independent retailers	1,875	1,833	42	2.3%	5,802	5,488	314	5.7%
Supernatural	1,647	1,468	179	12.2%	4,819	4,299	520	12.1%
Retail	598	602	(4)	(0.7)%	1,871	1,847	24	1.3%
Other	640	625	15	2.4%	1,884	1,786	98	5.5%
Eliminations	(382)	(397)	15	(3.8)%	(1,196)	(1,201)	5	(0.4)%
Total net sales	$7,507	$7,242	$265	3.7%	$22,855	$21,655	$1,200	5.5%

(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Third Quarter

Our Net sales for the third quarter of fiscal 2023 increased approximately 3.7% from the third quarter of fiscal 2022. The increase in Net sales was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers. These increases were partially offset by a decrease in units sold.

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

Retail Net sales decreased primarily due to a 2.0% decrease in identical store sales from lower volume, offset by higher average basket sizes driven by inflation.

Other Net sales increased primarily due to higher Military sales.

Year-to-Date

Our Net sales for fiscal 2023 year-to-date increased approximately 5.5% from fiscal 2022 year-to-date. The increase in Net sales was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers. These increases were partially offset by a decrease in units sold.

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

Retail Net sales increased primarily due to new store sales and a 0.3% increase in identical store sales from higher average basket sizes driven by inflation, partially offset by lower volume.

Other Net sales increased primarily due to higher Military and eCommerce sales.

Cost of Sales and Gross Profit

Our gross profit decreased $12 million, or 1.2%, to $1,000 million for the third quarter of fiscal 2023, from $1,012 million for the third quarter of fiscal 2022. Our gross profit as a percentage of Net sales decreased to 13.3% for the third quarter of fiscal 2023 compared to 14.0% for the third quarter of fiscal 2022. The LIFO charge was $33 million and $72 million in the third quarter of fiscal 2023 and 2022, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.8% of Net sales and 15.0% of Net sales for the third quarter of fiscal 2023 and 2022, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by the volatile macroeconomic environment, which led to lower inflationary benefits and reduced procurement gains. Gross profit also reflects higher levels of shrink and costs related to operational improvements.

Our gross profit increased $36 million, or 1.2% to $3,165 million for fiscal 2023 year-to-date, from $3,129 million for fiscal 2022 year-to-date. Our gross profit as a percentage of Net sales decreased to 13.8% for fiscal 2023 year-to-date compared to 14.4% for fiscal 2022 year-to-date. The LIFO charge was $83 million and $102 million for fiscal 2023 and fiscal 2022 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 14.2% of Net sales and 14.9% of Net sales for fiscal 2023 and fiscal 2022 year-to-date, respectively. The decrease in gross profit rate, excluding LIFO charge, was driven by reduced levels of procurement gains due to the decelerating rate of inflation and the volatile macroeconomic environment, lower inventory gains, higher shrink expense and customer mix.

Operating Expenses

Operating expenses decreased $2 million, or 0.2%, to $967 million, or 12.9% of Net sales, for the third quarter of fiscal 2023 compared to $969 million, or 13.4% of Net sales, for the third quarter of fiscal 2022. Operating expenses in the third quarter of fiscal 2023 included a benefit of approximately $20 million resulting from the reversal of previously accrued incentive compensation expense driven by underperformance compared to targets, which was partially offset by higher occupancy-related costs. Operating expenses in the third quarter of fiscal 2022 included approximately $15 million in incentive compensation expense.

Operating expenses increased $124 million, or 4.4%, to $2,969 million, or 13.0% of Net sales, for fiscal 2023 year-to-date compared to $2,845 million, or 13.1% of Net sales, for fiscal 2022 year-to-date. The decrease in operating expenses as a percent of Net sales was primarily driven by approximately $40 million lower incentive compensation expense in fiscal 2023 year-to-date, partially offset by higher occupancy-related costs.

Loss (Gain) on Sale of Assets

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

Operating Income

Reflecting the factors described above, Operating income decreased $90 million to $33 million for the third quarter of fiscal 2023, compared to $123 million for the third quarter of fiscal 2022. The decrease in operating income was primarily driven by a decrease in gain on sale of assets and gross profit, partially offset by a decrease in operating expenses as described above.

Reflecting the factors described above, Operating income decreased $160 million, to $195 million for fiscal 2023 year-to-date, compared to $355 million for fiscal 2022 year-to-date. The decrease in operating income was primarily driven by an increase in operating expenses in excess of an increase in gross profit and a decrease in gain on sale of assets as described above.

Interest Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Interest expense on long-term debt, net of capitalized interest	$33	$32	$98	$95
Interest expense on finance lease obligations	1	1	2	10
Amortization of financing costs and discounts	2	3	7	9
Loss on debt extinguishment	—	1	3	7
Interest income	(1)	—	(1)	—
Interest expense, net	$35	$37	$109	$121

The decrease in interest expense, net, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was primarily driven by lower average debt balances and higher interest income, partially offset by higher interest rates.

The decrease in interest expense, net in fiscal 2023 year-to-date compared to 2022 year-to-date was primarily driven by lower outstanding debt balances and finance leases, partially offset by higher average interest rates.

(Benefit) Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2023 was a benefit rate of 14.3% compared to an expense rate of 29.9% for the third quarter of fiscal 2022. The change was primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income during the third quarter of fiscal 2023.

The effective tax rate for fiscal 2023 year-to-date was 11.8% compared to 19.9% for fiscal 2022 year-to-date. The change was driven primarily by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income in fiscal 2023 year-to-date as compared to fiscal 2022 year-to-date. This was partially offset by the lower discrete tax benefits in fiscal 2023 year-to-date related to the vesting of employee stock awards as compared to fiscal 2022 year-to-date.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $7 million, or $0.12 per diluted common share, for the third quarter of fiscal 2023, compared to $67 million, or $1.10 per diluted common share, for the third quarter of fiscal 2022.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $92 million, or $1.51 per diluted common share, for fiscal 2023 year-to-date, compared to $209 million, or $3.44 per diluted common share, for fiscal 2022 year-to-date.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 13—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated. Adjusted EBITDA by segment results for the third quarter of fiscal 2023 and fiscal 2023 year-to-date reflect adjustments to expected incentive compensation expense discussed in Note 13—Business Segments.

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	Change	April 29, 2023	April 30, 2022	Change
Net sales:
Wholesale	$7,235	$6,977	$258	$22,008	$20,843	$1,165
Retail	598	602	(4)	1,871	1,847	24
Other	56	60	(4)	172	166	6
Eliminations	(382)	(397)	15	(1,196)	(1,201)	5
Total Net sales	$7,507	$7,242	$265	$22,855	$21,655	$1,200
Adjusted EBITDA:
Wholesale	$143	$171	$(28)	$451	$522	$(71)
Retail	18	14	4	66	68	(2)
Other	(1)	11	(12)	33	27	6
Eliminations	(1)	—	(1)	(3)	(1)	(2)
Total Adjusted EBITDA	$159	$196	$(37)	$547	$616	$(69)

Net Sales

Third Quarter

Wholesale’s Net sales increased primarily due to growth in the Supernatural, Independent retailers and Chains channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased primarily due to a 2.0% decrease in identical store sales from lower volume, offset by higher average basket sizes driven by inflation.

The decrease in eliminations Net sales was primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Wholesale’s Net sales increased primarily due to growth in the Supernatural, Independent retailers and Chains channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales increased primarily due to new store sales and a 0.3% increase in identical store sales from higher average basket sizes driven by inflation, partially offset by lower volume.

Adjusted EBITDA

Third Quarter

Wholesale’s Adjusted EBITDA decreased 16.4% for the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. The decrease was driven by a gross profit decline excluding the LIFO charge, partially offset by a decrease in operating expenses. Wholesale’s Gross profit decrease excluding the LIFO charge for the third quarter of fiscal 2023 was $49 million with a gross profit rate decrease of approximately 114 basis points primarily driven by the volatile macroeconomic environment, which led to lower inflationary benefits and reduced procurement gains. Gross profit also reflects higher levels of shrink and costs related to operational improvements. Wholesale’s Operating expense decreased $21 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 65 basis points primarily due to a benefit of approximately $23 million in the third quarter of fiscal 2023 resulting from the reversal of previously accrued incentive compensation expense driven by underperformance compared to targets, which was partially offset by higher occupancy-related costs. Wholesale’s operating expenses in the third quarter of fiscal 2022 included approximately $7 million in incentive compensation expense. Wholesale’s depreciation and amortization expense increased $2 million compared to the third quarter of fiscal 2022.

Retail’s Adjusted EBITDA increased 28.6% for the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. The increase was driven by a benefit resulting from the reversal of previously accrued incentive compensation expense driven by underperformance compared to targets, compared to expense in the third quarter of fiscal 2022, partially offset by higher operating expenses primarily due to higher employee-related costs and new store start-up costs. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments. Retail’s depreciation and amortization expense increased $2 million compared to the third quarter of fiscal 2022.

Other Adjusted EBITDA decreased $12 million in the third quarter of fiscal 2023 primarily due to adjustments to accrued incentive compensation.

Year-to-Date

Wholesale’s Adjusted EBITDA decreased 13.6% for fiscal 2023 year-to-date from fiscal 2022 year-to-date. The decrease was driven by an increase in operating expenses in excess of gross profit growth excluding the LIFO charge. Wholesale’s Gross profit increase excluding the LIFO charge for fiscal 2023 year-to-date was $13 million with a gross profit rate decrease of approximately 63 basis points driven by reduced levels of procurement gains due to the decelerating rate of inflation and the volatile macroeconomic environment, lower inventory gains, higher shrink expense and customer mix. Wholesale’s Operating expense increased $84 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 17 basis points due to lower incentive compensation expense, partially offset by higher occupancy costs in fiscal 2023 year-to-date. Wholesale’s depreciation and amortization expense increased $6 million compared to fiscal 2022 year-to-date.

Retail’s Adjusted EBITDA decreased 2.9% for fiscal 2023 year-to-date as compared to fiscal 2022 year-to-date, driven primarily by higher operating expenses from higher employee-related costs and new store start-up costs. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of April 29, 2023 was $1,615 million and consisted of the following:
◦Unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) was $1,577 million, which decreased $50 million from $1,627 million as of July 30, 2022, primarily due to increased cash utilized to fund working capital increases, partially offset by the reduction in ABL borrowings related to the monetization of certain receivables net of the related $125 million voluntary prepayment on our term loan agreement, dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) described below.
◦Cash and cash equivalents was $38 million, which decreased $6 million from $44 million as of July 30, 2022.
•Our total debt decreased $91 million to $2,032 million as of April 29, 2023 from $2,123 million as of July 30, 2022, primarily driven by debt repayments from net cash flow from operating activities, partially offset by payments for capital expenditures and repurchases of common stock during fiscal 2023 year-to-date.
•Working capital decreased $143 million to $1,237 million as of April 29, 2023 from $1,380 million as of July 30, 2022, primarily due to lower accounts receivable levels resulting from the monetization of certain receivables, partially offset by lower liabilities related to accrued compensation and benefits and an increase in prepaid expenses and other current assets.
•In the second quarter of fiscal 2023, we monetized certain receivables previously presented within accounts receivable, pursuant to a purchase agreement with a third-party financial institution for the sale of certain receivables up to $300 million, which generated initial net cash proceeds of $253 million. These proceeds were used to make a $125 million voluntary prepayment on the Term Loan Facility and reduce outstanding borrowings under the ABL Credit Facility.

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

We currently do not pay a dividend on our common stock. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility and our $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During fiscal 2023 year-to-date, we borrowed a net $39 million under the ABL Credit Facility and made voluntary prepayments on the Term Loan Facility totaling $130 million with a portion of the proceeds received from monetizing certain receivables previously presented within accounts receivable, and from asset sales.

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

As of April 29, 2023, we had an aggregate of $800 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the SOFR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.360% to 2.875%, with maturities between September 2023 and October 2025. The fair value of these interest rate derivatives represent a current asset of $15 million and a long-term asset of $2 million as of April 29, 2023, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of April 29, 2023, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures for fiscal 2023 year-to-date were $218 million compared to $158 million for fiscal 2022 year-to-date, an increase of $60 million, primarily due to investments in automation. Our capital spending for fiscal 2023 and 2022 year-to-date principally included information technology and supply chain expenditures. Fiscal 2022 year-to-date included continued investment in the new Allentown, Pennsylvania distribution center. Fiscal 2023 capital spending is expected to be approximately $350 million and include projects that automate, optimize and expand our distribution network, and finance our technology platform investments. We expect to finance fiscal 2023 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in millions)	April 29, 2023	April 30, 2022	Change
Net cash provided by (used in) operating activities	$402	$(31)	$433
Net cash (used in) provided by investing activities	(211)	45	(256)
Net cash used in financing activities	(197)	(7)	(190)
Net (decrease) increase in cash and cash equivalents	(6)	7	(13)
Cash and cash equivalents, at beginning of period	44	41	3
Cash and cash equivalents, at end of period	$38	$48	$(10)

The increase in net cash provided by operating activities in fiscal 2023 year-to-date compared to fiscal 2022 year-to-date was primarily due to lower levels of cash utilized in working capital, including the monetization of certain receivables in fiscal 2023 year-to-date discussed above, pursuant to a purchase agreement with a third-party financial institution, and lower cash used in inventory purchases driven by higher purchasing levels intended to offset supply chain limitations that occurred in fiscal 2022 year-to-date, partially offset by lower cash generated from net income.

The increase in net cash used in investing activities in fiscal 2023 year-to-date compared to fiscal 2022 year-to-date was primarily due to lower proceeds received from the sale of the Riverside, California distribution center in fiscal 2022 year-to-date and higher capital expenditures in fiscal 2023 year-to-date, as described above.

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

Share Repurchases

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 368,000 shares of our common stock for a total cost of $12 million in the third quarter of fiscal 2023 and approximately 1,098,000 shares of our common stock for a total cost of $41 million in fiscal 2023 year-to-date. As of April 29, 2023, we had $159 million remaining authorized under the 2022 Repurchase Program.

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

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting estimates included in Item 7 of our Annual Report.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Any repurchases are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. With respect to open market purchases, we may use a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. We manage the timing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to make repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended April 29, 2023.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
January 29, 2023 to March 4, 2023	181,292	$41.54	181,292	$164
March 5, 2023 to April 1, 2023	44,700	$36.64	32,732	$163
April 2, 2023 to April 29, 2023	155,109	$26.29	154,434	$159
Total	381,101	$34.76	368,458	$159

(1)The reported periods conform to our fiscal calendar.
(2)These amounts represent the deemed surrender by participants in our compensatory stock plans of 12,643 shares of our common stock to cover withholding taxes from the vesting of restricted stock units granted under such plans and the repurchase of 368,458 shares of our common stock under the 2022 Repurchase Program.
(3)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of March 4, 2023, April 1, 2023 and April 29, 2023.

Dividends. We are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility and Senior Notes.

Item 5. Other Information

On June 1, 2023, our Board of Directors approved the amendment and restatement of the Company’s fourth amended and restated bylaws, as amended (the “Fifth Amended and Restated Bylaws”), effective immediately. The amendments to the bylaws include the following:
•Changes to reflect the universal proxy rules promulgated by the U.S. Securities and Exchange Commission, including the addition of provisions:
◦requiring that any Special Meeting Request relating to director nominations include the information required by Rule 14a-19 under the Exchange Act, and be accompanied by a written consent of each proposed nominee to being named as a nominee in any proxy statement relating to the special meeting of stockholders and that, in connection with such a Special Meeting Request, the requesting stockholders provide reasonable evidence to the

Company, not later than five business days prior to the date of the applicable special meeting of stockholders, that the solicitation requirement of Rule 14a-19 under the Exchange Act has been satisfied;
◦establishing a stockholder’s compliance with Rule 14a-19 under the Exchange Act as a prerequisite for such stockholder to nominate a person for election as a director at a meeting of stockholders under the advance notice procedures in the Fifth Amended and Restated Bylaws, requiring that such stockholder’s notice to the Company of any such nomination include the information required by Rule 14a-19 and be accompanied by the nominee’s consent to being named in any proxy statement relating to the applicable meeting of stockholders and requiring that such stockholder provide reasonable evidence, not later than five business days after such stockholder files a definitive proxy statement in connection with such meeting, of such stockholder’s having satisfied the solicitation requirement of Rule 14a-19 under the Exchange Act; and
◦providing for a stockholder’s nomination of a candidate for election as a director pursuant to a Special Meeting Request or under the advance notice provisions of the Fifth Amended and Restated Bylaws to be disregarded in any case in which the solicitation in support of the nominee was not conducted in compliance with Rule 14a-19 under the Exchange Act;
•A requirement that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board of Directors;
•An update to the advance notice bylaw provisions to require a stockholder to include all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K with respect to any related party transactions if the stockholder were the “registrant” for the purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and
•Removal of the requirement to make a list of stockholders available in connection with a stockholder meeting to align with the corresponding provision of the Delaware General Corporation Law.

The foregoing description of the Company’s Fifth Amended and Restated Bylaws is a summary and is qualified in all respects to the text of the Fifth Amended and Restated Bylaws, a copy of which is filed herewith as Exhibit 3.2.

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

3.2*	Fifth Amended and Restated Bylaws of the Registrant.
10.1**
Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.2**	United Natural Foods, Inc. Annual Incentive Plan, as further amended (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).
10.3* **	Addendum to Consulting Agreement, effective as of April 12, 2023, by and among the Registrant and Eric Dorne.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on June 7, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: June 7, 2023