Form 10-K
period 2023-07-29
UNITED NATURAL FOODS INC
filed 2023-09-26
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,394 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 27, 2023. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 21, 2023 was 58,499,938.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 19, 2023 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Our Background

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 55 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

Our Strategic Priorities

We are continually striving to better serve our stakeholders, including our customers, suppliers, associates and communities, while driving profitable growth and sustainable shareholder value creation. We have recently introduced our transformation strategy designed to accomplish this. Our enterprise-wide business transformation strategy, which we believe will position us for customer service and cost structure improvement, consists of four areas:

1.Network Automation and Optimization: Enhancing our distribution network to drive efficiency and improve the customer experience, which we expect to increase network capacity and scalability.
2.Commercial Value Creation: Generating more profitable revenue growth through simplified pricing and procurement, and enhancing analytical insights for our customers and suppliers, making it easier to do business with UNFI.
3.Digital Offering Enhancement: Integrating and enhancing the functionality of the digital platforms we offer and expanding the actionable intelligence we provide through these platforms.
4.Infrastructure Unification and Modernization: Addressing legacy integration issues and continuing investments to upgrade and simplify our digital infrastructure, which we expect will streamline operations, provide greater visibility and enhance our scale.

We are also working on near-term initiatives to help improve profitability while we execute our longer-term strategy. These include actioning administrative structure efficiencies, reprioritizing our selling and administrative spending, optimizing our stock-keeping unit (“SKU”) assortment as well as reviewing commercial contracts in collaboration with our customers and suppliers.

We expect to continue to use available capital to re-invest in our business, and we remain committed to improving our financial leverage and reducing outstanding debt over the long term. Since the close of our 2018 acquisition of SUPERVALU INC. (“Supervalu”), we have reduced net debt by $1.4 billion.

We believe we can enhance our profitability and accelerate our growth through our transformation efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions. We believe the key drivers for value creation will be improved efficiency through the automation and optimization of our supply chain, as well as new customer growth associated with the benefits of our significant scale, product and service offerings and nationwide footprint.

Our Commitment to Social and Environmental Responsibility

Building a Food System That’s Better for All

As North America’s premier grocery wholesaler, we are using our scale to drive progress across the food industry, focusing on the areas where we can affect the greatest change. Now in the third year since unveiling our Better for All plan, we continue to evaluate the impacts we have along our value chain, focusing on proactively engaging with the people making and moving the products we distribute.

In fiscal 2023, we published our 12th annual Better for All report, which offers a summary of our social, environmental, and governance impacts during the fiscal year, and the second update to this plan, which prioritizes nine areas of focus: Associate Safety & Well-being, Climate Action, Community Development, Customer Health & Safety, Diversity, Equity, and Inclusion, Energy Efficiency, Governance, Responsible Procurement, and Waste Reduction. The report is available on our website at www.betterforall.unfi.com and highlights progress toward goals including waste reduction, supplier diversity, food donations, and food safety. Our Better for All report and the contents of our Better for All webpage are not incorporated by reference into or considered to be part of this Annual Report.

Upstream

Our impact begins with the decisions made by our partners and suppliers, well before products reach our distribution centers. We are investing in programs and partnerships that will help build a more equitable system and carry our values further upstream. In fiscal 2023, we launched the UNFI Climate Action Partnership, encouraging suppliers to set credible climate goals. The program builds on UNFI’s Climate Action Hub, which offers suppliers a variety of tools and resources to innovate and scale climate solutions across the food system. We also published a new Deforestation Policy, an updated Animal Welfare Position Statement, and an updated Supplier and Vendor Code of Conduct, clearly outlining expectations of suppliers on responsible procurement topics.

Operations

We remain focused on operating efficiently and sustainably, which includes managing the social and environmental impacts within our direct control. Our associates’ safety and well-being are of utmost importance to us. Our primary goal is to cultivate a culture that values care and safety for all. Through continuous efforts we are dedicated to achieving zero injuries and accidents, ensuring a safe and thriving environment for everyone. In fiscal 2023, we received a score of 100 on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index and a score of 100 on the Disability Equality Index. In 2023, we launched our seventh associate-led Belonging & Innovation Group, the Asian Coalition for Engagement, to celebrate Asian Pacific Islander heritage, promote career development and foster a safe space for all. We also completed key initiatives in support of our science-based climate targets, including the completion of LED lighting installations at all distribution centers, the installation of our largest solar array to date in Howell, New Jersey, and achievement of our goal of sourcing 20% of our electricity from renewable sources.

Downstream

We aim to be responsible community members, from how we provide information and services to our customers, to the local organizations our associates support with their volunteer hours. In fiscal 2023, we significantly grew associate volunteerism and the UNFI Foundation, a 501(c)(3) organization, began a five-year strategic planning process intended to make a more profound impact on the communities we serve. We also made strides toward our food waste reduction goal and expanded our partnership with Too Good to Go, an innovative food waste reduction app and the largest business-to-consumer marketplace for surplus food.

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

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to an amended distribution agreement with a term through September 27, 2027. Whole Foods Market is our only customer that represented more than 10% of total Net sales in fiscal 2023.

Our international Net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”), which represented approximately 1% of our Net sales in fiscal 2023. International business excludes sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business.

We also continue to invest in technology and systems with the intent of improving the efficiency of our operations, enhancing the customer experience and growing our services platform, including our eCommerce and innovation businesses. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers. In fiscal 2021, we launched Marketplace by UNFI, a business-to-business digital eCommerce solution for emerging brands looking to expand distribution with UNFI customers. Through this virtual marketplace, suppliers gain immediate access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base while UNFI customers gain access to an even broader assortment of unique and local items with flexible order sizes and the convenience of ordering from multiple sources online in one place.

Wholesale

In June 2023, we realigned our regional structure by consolidating from four operating regions to three. We now organize and operate our Wholesale reportable segment through three U.S. geographic regions: East, Central and West, each of which is led by a separate regional president responsible for product and service strategy, execution, and financial results; and Canada Wholesale, which is operated separately from the U.S. Wholesale business. Product and service categories include grocery, fresh, private brands, wellness and personal care items, eCommerce, and foodservice. This operating structure includes regional sales organizations and distribution center networks, which offer a combination of conventional and natural products to our customers as a consolidated supply solution. Territory managers in these regions sell our complete lines of products, which allows us to anticipate and identify sales opportunities that result from our customers having a single point of contact for all of our products and services.

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

We offer Wholesale customers a wide variety of food and non-food products, and our own lines of private label products. We also offer a broad array of professional services. As a logistics provider, efficiency is an important customer service measure. We are in the process of optimizing our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to Wholesale customers. Deployment of continuous improvement methodologies within our supply chain is focused on delivering labor and cost efficiencies while also improving our ability to more effectively service our customers.

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

Procurement

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined when products are procured, and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, which vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost, and include discounts we offer to our customers. The differential between the procured cost, including vendor funds and inbound freight, as compared to the net sales price of these products, primarily generates our gross margin.

Acquisitions

A key component of our historical growth has been to acquire distribution companies differentiated by product offerings, service offerings and market area. We believe the expanded product and service offerings from these acquisitions have enhanced and will continue to support our ability to acquire new customers and present opportunities for cross-selling complementary product lines. Since our strategic $2.3 billion acquisition of conventional distributor, Supervalu, the Company has prioritized the integration of Supervalu and debt reduction and has not undertaken any additional material acquisitions. We may consider strategic acquisitions to enhance our capabilities and geographic footprint, when we determine that to be the most efficient use of capital.

Retail

Our Retail segment includes 78 Cub Foods and Shoppers retail grocery stores. Our retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and local brands, as well as our own private label products. A typical retail store carries approximately 17,000 to 21,000 core SKUs and ranges in size from approximately 50,000 to 70,000 square feet. We believe our retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail operations are principally supplied by five of our Wholesale distribution centers.

Our Product Offerings

Our extensive selection of products includes natural, organic, specialty, produce, and conventional grocery, and non-food products. We offer nationally recognized brand name and private label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to wholesale customers and our Retail stores. We offer the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with nearly 2,500 items for departments throughout the store. It is complemented by SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our category-specific brands, primarily including STONE RIDGE CREAMERY®, EQUALINE®, and CULINARY CIRCLE®, also provide national brand equivalent products at a competitive price.

Our Blue Marble Brands portfolio is a collection of national brands that offer United States Department of Agriculture (“USDA”) organic, non-GMO Project Verified, and specialty food and non-food items. The WOODSTOCK® brand has been pioneering organic / non-GMO products for over 35 years and continues to launch innovative products.

Our subsidiary doing business as Woodstock Farms Manufacturing specializes in importing, roasting, packaging and distributing nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections for our customers and in the Company’s branded products. We operate an organic (USDA and Quality Assurance International (“QAI”)) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey that is SQF (Safety Quality Food) level 2 certified. Woodstock Farms Manufacturing sells items manufactured in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent retailers.

Our Service Offerings

Our Professional Services

We offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable solutions. These services include pass-through programs in which vendors provide services directly to our Wholesale customers, as well as services and solutions we develop and provide directly. Our services include shelf and planogram management, retail store support, pricing strategy, electronic payments processing, advertising, couponing, store design, equipment sourcing, point-of-sale hardware and software, network and data hosting solutions, consumer convenience services, eCommerce, automation tools, sustainability services and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.

Our Marketing Services

We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs that cater to a broad range of retail formats. Retail marketing programs offer web and digital marketing services, including websites, mobile applications and eCommerce capabilities; circular programs for our customers and vendors; and allow our suppliers to purchase advertising space on our trailers. Supplier marketing programs include information sharing programs designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. All of our programs and services are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently. Our goal is to provide support to ensure collective long-term success.

We continually seek customer and supplier feedback to ascertain their needs and allow us to better service them. We also offer our customers:
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

Our Suppliers

We purchase our products from nearly 11,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. We believe suppliers seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell our suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single supply source for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2023.

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

Our Distribution Network

Logistics

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

Organic Certification

Our “Certified Organic Distributor” certification covers 26 of our distribution centers in the United States. Although not designated as a “Certified Organic Distributor” by QAI, two of our California locations are certified as Organic by the State of California Department of Public Health Food and Drug Branch, and another California location is currently registered with the California Department of Food and Agriculture Organic Program as an organic handler. In addition, our two Canadian distribution centers in British Columbia and Ontario each hold an organic distributor certification from QAI.

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

Our Technology Investments

We continue to make significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our systems to enhance efficiency, cost-effectiveness and responsiveness to customer needs. We believe these systems include best in class functionality in warehouse management systems, inventory control, labor management, scan-based fulfillment applications, mechanized pick-to-light systems and order management systems. We are in the process of updating our fulfillment technology with Universal Product Code (“UPC”) scan-based technology for selection, loading and customer deliveries to ensure order accuracy throughout the supply chain. We have also begun to make significant investments in warehouse automation solutions to support full case and unit pick fulfillment processes. These investments are intended to unlock our supply chain capabilities, improve customer experience and enable growth. We continue to leverage a management information system that enables us to lower inbound transportation costs by making optimum use of our own fleet of trucks and/or by consolidating deliveries to achieve full truckloads. In addition, route efficiency software assists us in developing the most efficient routes for our outbound trucks. As part of our “one company” approach, we continue an effort to standardize to best in industry software solutions for inventory procurement, order management, transportation operations and warehouse management systems throughout our network. Our investment in technology is intended to improve our supply chain effectiveness for our suppliers, associates and customers enabling our collective success.

Competition

Our Wholesale and Retail businesses operate in a highly competitive and rapidly evolving industry, which is characterized by low profit margins, new business models and the entry of new, well-funded competitors that intensify competition. Our food distribution business competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with deep discount retailers, limited assortment stores, wholesale membership clubs, and eCommerce and other internet-based businesses. The primary competitive factors in the Wholesale business include price, service level, product quality, variety, availability and other value-added services. In recent years, consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than we do.

Independent retailers and smaller Chain customers represent a significant portion of our business and face intense competition from brick and mortar, eCommerce, and omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, and social commerce platforms, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services.

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

Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor and similar regulations by state agencies. These regulations require us to comply with certain health and safety standards to protect our employees from recognized hazards. We are also subject to the National Labor Relations Act, which provides employees the right to organize and bargain collectively with their employer and to engage in other protected concerted activity; and the Fair Labor Standards Act, which establishes minimum wages and overtime standards, among other requirements.

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

Human Capital Management

Our employees are critical to supporting our values and achieving our strategic vision, and we are striving to be an employer of choice. We are focused on associate engagement, empowerment and safety to foster innovation and bring best-in-class solutions to our customers and suppliers in an ever-changing retail landscape, including new ways of work scheduling and productivity investments. The Compensation Committee of our Board of Directors has oversight of human capital management matters with a focus on associate wellbeing across a variety of measures.

As of July 29, 2023, we had approximately 29,455 full and part-time employees within continuing operations, 10,667 of whom (approximately 36%) are covered by 49 collective bargaining agreements, including agreements under renegotiation. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering unprecedented flexibility to associates in the way, when and how they work. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We are committed to the continued support and development of our associates and provide access to robust leadership development programming, role-based training and other career development opportunities at every stage of an associate’s tenure with us. Designed to enhance the leadership capabilities of our people, we design and deliver optional programs to leaders across all departments to come together to learn and practice their management skills as well as identify opportunities to lead more effectively. The Elevate program for Director-level and above associates works to solidify our talent pipeline and promote the success of the organization’s future leaders. Our Learning & Development teams partner with key groups such as Sales, Operations, Transportation and Environmental Health & Safety to develop role-based training to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from skills-based training deployed electronically through our BetterU learning system, to mentorship programs and career development discussions and beyond.

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

Diversity, Equity and Inclusion

We pledge to promote equity, celebrate diversity and support justice and inclusion for all. Our Board of Directors is diverse in gender and ethnic background, as well as having a broad range of experience, with four out of 11 directors identifying as female, two members identifying as African American, one member identifying as Asian American, one member identifying as LGBTQ+ and two members identifying as veterans. We recognize that innovation thrives when there is unity and respect for diverse backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, equity and empathy through open dialogues, educational opportunities and by honoring the experiences and special events that speak to our associates’ many identities.

We built a Diversity, Equity and Inclusion (“DEI”) team, and our DEI strategy is built on a foundation of research, best practices and leadership commitment. Our Vice President of Diversity, Inclusion, Equity and Wellbeing oversees our DEI efforts, inclusive procurement initiatives and wellbeing programs. Our diversity council and seven associate-led Belonging & Innovation Groups actively strive to create a workplace where all associates feel welcome and are motivated to reach their full potential. We developed a multi-pronged approach to educate and engage associates that includes open discussions on various dimensions of diversity, a podcast, DEI trainings on our associate platforms, targeted volunteerism, and campaigns encouraging respect and empathy.

Creating a Safe Environment

Safety is at the forefront of everything we do. We continue to focus on the safety of our associates, customers and communities with increased safety measures. We continue to be committed to continuous learning and improvement, and we believe in the power of learning from past experiences to enhance our safety system and performance, including through root cause incident analysis. We also continue to invest in our safety brand and pledge, Every Moment Matters, which is designed to foster a caring culture, the implementation of interactive and proven training programs, which were rolled out across our network, and enhanced safety auditing.

This past year, we focused on creating an audit ready everyday culture; improving our audit scores, sanitation practices, and overall customer satisfaction. During fiscal 2023, we added additional data analytic tools to continuously monitor and report on fleet safety performance metrics. We integrated new safety performance dashboards that allow management to monitor fleet safety metrics at the corporate, regional, and individual site level. These tools allow us to better identify and respond to unsafe driving behaviors and recognize drivers who demonstrate safe driving habits.

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

We provide these factors for investors as permitted by and to obtain the rights and protections under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements in Part II, Item 7 of this Annual Report for more information on our business and the forward-looking statements included in this Annual Report.

Strategic and Operational Risks

A significant portion of our revenues are from our principal customers, and our success is heavily dependent on retaining this business and on our principal customers’ ability to maintain and grow their businesses.

A significant portion of our revenues is from our principal customers, and our success is heavily dependent on retaining this business and on our principal customers’ ability to maintain and grow their businesses. The loss or cancellation of business from our principal customers, including due to the utilization of alternative sources of products, whether through other distributors or increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, operational issues or our failure to comply with the terms of our distribution agreements, where applicable, could materially and adversely affect our business, financial condition or results of operations. For example, Whole Foods Market, a subsidiary of Amazon.com, Inc., accounted for approximately 21% of our Net sales in fiscal 2023. We serve as the primary distributor of natural, organic, and specialty non-perishable products, and also distribute certain specialty protein, cheese, culinary items, deli items and products from health, beauty and supplement categories to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement, which expires on September 27, 2027. Our ability to maintain a close, mutually beneficial relationship with our principal customers is an important element to our continued growth. Similarly, if our largest customer diverts purchases from us beyond the minimum amounts it is required to purchase under our distribution agreement, our business, financial condition or results of operations may be materially and adversely affected.

Our business is characterized by low margins, which are sensitive to inflationary and deflationary pressures, and intense competition and consolidation in the grocery industry, and our inability to maintain or increase our operating margins could adversely affect our results of operations.

The grocery industry is characterized by a relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reduction in gross margin dollars. The grocery business is intensely competitive and the landscape is dynamic and continues to evolve, including from some competitors that have greater financial and other resources than we do. Consumers also have more choices for grocery and consumable purchases, including mass merchandisers, eCommerce providers, deep discount retailers, limited assortment stores, wholesale membership clubs and meal-delivery services, which may reduce the demand for products supplied by our wholesale customers. The pandemic accelerated the consumer shift to eCommerce and new ways to purchase food, including increased restaurant and other delivery options. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

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

In addition, many supermarket chains have increased self-distribution or purchases of items directly from suppliers. Relatively low barriers to entry have resulted in new entrants in our markets. We also encounter indirect competition as a result of the fact that our customers with physical locations compete with online retailers and distributors that seek to sell certain products directly to consumers. Further, club stores, commercial wholesale outlets, direct food wholesalers and online food retailers have developed lower cost structures, creating increased pressure on the industry’s profit margins. We cannot assure you that our current or potential future competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

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

If we are not able to capture scale efficiencies and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we are not able to refine and improve our systems continually or effectively implement improvements to our systems without disruption, including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or further decline.

Further, because many of our sales are at prices that are based on our product cost plus a percentage markup, volatile food costs have a direct impact upon our profitability. We have experienced elevated levels of inflation during the past few years, which has had varying impacts on our business. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. In addition, product cost inflation may negatively impact the consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, our profit levels may be negatively impacted during periods of slowing inflation or product cost deflation even though our Gross profit as a percentage of Net sales may remain relatively constant. If we are unable to reduce our expenses as a percentage of Net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition, or results of operations could be materially and adversely impacted.

We may not realize the anticipated benefits of our transformation initiatives.

Our long-term strategy includes transforming our business, particularly the areas of network automation and optimization, which is designed to make our distribution network more efficient and improve the customer experience; commercial value creation, which is aimed at generating more profitable revenue growth through simplified pricing and procurement, as well as enhancing analytical insights for customers and suppliers; digital offering enhancement, which is intended to enhance the functionality of our digital commercial platforms, including through the use of artificial intelligence and machine learning; and infrastructure unification and modernization, which is intended to upgrade and simplify our digital infrastructure. The successful design, implementation and management of these initiatives may present significant challenges, many of which are beyond our control. In addition, the initiatives may not advance our business strategy as expected. We may not realize all or any of the anticipated benefits, or may not realize the anticipated benefits within the expected time frame, due to financial or operational challenges, delays, lower than expected levels of customer and supplier acceptance and implementation, or unexpected costs. Any failure to implement the initiatives in accordance with expectations could adversely affect our ability to achieve the anticipated revenue and profitability benefits. In addition, the complexity of the initiatives requires a substantial amount of management and operational resources. Our management team must successfully implement operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on its resources may divert the Company’s attention from existing core businesses and could also have adverse effects on existing business relationships with suppliers and customers. As a result, our business, financial condition or results of operations may be adversely affected.

Changes in relationships with our suppliers may adversely affect our profitability, and conditions beyond our control can interrupt our supplies and alter our product costs.

As a wholesaler, we are dependent upon the consistent supply of products from manufacturers. We maintain supply contracts to fulfill product sales obligations to our customers. Manufacturers’ disruptions in their ability to produce, maintain and supply product based on changing levels of demand could result in an inability to fulfill our obligations to our customers.

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. For example, we experienced higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. These shortages caused us to incur higher operating expenses due to the cost of moving products between our distribution facilities to maintain expected service levels, and we cannot anticipate whether this trend will recur in the future. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes, or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, geopolitical disruptions and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting availability for use in certain of our suppliers’ products. In addition, increased costs of imported goods, including due to tariffs, global conflict or otherwise, may reduce customer demand for affected products if the parties experiencing those increased costs increase their prices.

We cooperatively engage in a variety of promotional programs with our suppliers. We manage these programs to maintain or improve our margins and increase sales. We experienced a reduction in promotional spending and payment of slotting fees for new products by our suppliers as a result of the COVID-19 pandemic, and we may experience further reductions or changes in promotional spending (including as a result of increased demand for natural and organic products), which could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and we benefit from our ability to purchase product in advance of price increases. We have no assurances of continued supply, pricing or access to new products and suppliers could change the terms upon which they sell to us or discontinue selling to us.

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

In our attempt to reduce operating expenses, increase operating efficiencies and better serve our customers and suppliers, we have invested and continue to invest in the development and implementation of new information technology. We are in the process of converting our existing facilities into a single warehouse management and supply chain platform. In addition, we remain focused on the automation of certain distribution centers and plan to develop further digital solutions for our customers, suppliers and associates. We may not be able to implement these technological enhancements at all or in the anticipated time frame and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs may exceed our estimates and are expected to exceed the benefits during the early stages of implementation. Even if implementation progresses in accordance with our current plans, and within our current cost estimates, we may not achieve the expected efficiencies and cost savings from our investments. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers), which may have a material adverse effect on our business, financial condition or results of operations.

We face risks related to the availability of qualified labor, labor costs and labor relations.

In the past, we have experienced a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency, including through automation and other technology initiatives, or to increase productivity and efficiency through other methods, including as a result of delays in executing our business transformation and integration efforts, we may be more susceptible to labor shortages than our competitors. We have incurred increased costs to retain and address a shortage of qualified labor in certain geographies, particularly for warehouse workers and drivers, including wage actions, sign-on bonus programs, and increased use of third-party labor.

Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. Further, if we are unable to accurately predict and adjust our labor needs with respect to our sales volume, our cost of labor as a percentage of net sales may increase. In addition, labor is a significant cost of many of our wholesale customers. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements or wage competition, could reduce the profitability of our customers and reduce demand for the products we supply. Additionally, the terms of some of our collective bargaining agreements may limit our ability to increase efficiencies.

As of July 29, 2023, approximately 10,667 of our 29,455 employees (approximately 36%) were covered by 49 collective bargaining agreements, including agreements under negotiation, which expire through May 31, 2027. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures, and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time of any work stoppage or if we are required to employ replacement workers and implement security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

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

We have engaged, and may continue to engage in, acquisitions and may encounter difficulties integrating acquired businesses and may not realize the anticipated benefits of our acquisitions.

We have engaged in, and could continue to pursue, strategic transactions as we transform our business. Acquisitions present significant challenges and risks relating to the integration of acquired businesses.

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

The integration of businesses that we acquire might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Any businesses we acquire may also have liabilities or adverse operating issues, including some that are not known by us before the acquisition, and our indemnity for such liabilities may be limited or nonexistent.

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

We cannot assure you that we will be able to successfully optimize our distribution center network or open additional distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue not to have, operational challenges. Our ability to compete effectively, maintain service levels and manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. In addition, we have recently appointed several new executive leaders, and these transitions may be disruptive. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Further, a key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products will differentiate us from our competitors and increase demand for our products. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition or results of operations may be materially and adversely affected.

Our wholesale distribution business could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers or if our customers are unable to grow their businesses.

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

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and responses thereto, have impacted our business directly and may in the future impact our business by, among other things, increasing our costs, impacting our supply chain and driving change in customer and consumer demand for our products, which could have an adverse effect on our business, financial condition or results of operations.

While our operations have generally stabilized since the peak of the pandemic, we cannot predict with certainty the extent that our operations may be impacted by any continuing effects of any pandemics, including COVID-19, on us or on our business partners, suppliers and customers, and each of their financial conditions; however, any adverse effect on these parties could materially and adversely impact us. To the extent that any pandemics, including COVID-19, continue to affect the U.S. and global economy and our business, they may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, implementation of strategic initiatives, cybersecurity threats, payment-related risks, supply chain disruptions, labor availability and cost, litigation and operational risk as a result of regulatory requirements.

Many of our customers are not obligated to continue purchasing products from us, and larger customers that have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend these contracts at expiration.

Many of our wholesale customers buy from us under purchase orders, and we generally do not have written agreements with or long-term commitments from these customers for the purchase of products. We cannot assure you that these customers will maintain or increase their orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition or results of operations.

We may have contracts with certain of our customers (as is the case with many of our chain customers) that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum number of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate or fail to perform under these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration or not to renew or extend at historical purchase levels, it may have a material adverse effect on our business, financial condition or results of operations, including additional operational expenses to transition out of the business or to adjust our facilities and staffing costs to cover the reduction in Net sales.

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

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers, employees, and vendors and our proprietary business information. We also share information with vendors. Information technology systems are vulnerable to not functioning as designed and to disruptions and security breaches by computer hackers and cyber terrorists, which risks may be more pronounced as associates continue to work remotely.

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

Additionally, certain multiemployer pension plans in which we participate are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets, in certain cases, by a wide margin. If a withdrawal were to occur, the withdrawal liability from our multiemployer plans could be material, our efforts to mitigate these liabilities may not be successful, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. It is possible that increases of unfunded liabilities of the multiemployer pension plans would result in increased future payments by us and the other participating employers over the next several years. Any changes to our pension plans that would impact associates covered by collective bargaining agreements will be subject to negotiation, which may limit our ability to manage our exposure to these plans. A significant increase to funding requirements could adversely affect our financial condition, results of operations, or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access financial markets.

Activist investors could negatively impact our business and cause disruptions to our operations.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist stockholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business or engaging in other similar activities.

Responding to such actions by activist investors can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board of Directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. For example, we have been required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and other advisory fees. In the event of an activist campaign we could be required to incur substantially increased legal, public relations and other advisory fees and proxy solicitation expenses. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist investors may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into in June 2022, and the term loan agreement (the “Term Loan Agreement”) related to our $1,950 million term loan facility (the “Term Loan Facility”) entered into on October 22, 2018, as amended, and the indenture governing our unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

During periods of economic weakness, small to medium-sized businesses, like many of our independent channel customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like macro-economic shifts or significant weather events. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could materially and adversely impact our business, financial condition or results of operations.

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

Changes in consumer purchasing habits may reduce demand for certain of the products we distribute. Consumer habits could be affected by a number of factors, including an increase in food-away-from home options, changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products, new information regarding the health effects of consuming certain foods, changes in disposable income levels, which may be impacted by a reduction in the level of government spending that supports grocery purchases, or other macro trends. For example, we experienced declines in certain of our sales channels as a result of changes in consumer purchasing habits related to the COVID-19 pandemic, including reductions in foodservice, bulk snacks, seeds and nuts, and international categories, and we cannot be certain how consumer habits may continue to evolve. Further, in a sustained economic downturn, consumers may shift their purchases to lower-cost, lower-margin products. Although there is a growing consumer preference for sustainable, organic and locally grown products, which are higher margin products, there can be no assurance that such trend will continue. Changing consumer preferences also result from generational shifts, including younger generations seeking new and different foods, as well as more ethnic, menu options and menu innovation. However, there can be no assurance that such trends will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to new or developing trends in eating habits, our business, financial condition, or results of operations could suffer.

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of July 29, 2023, we had approximately $2.0 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

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

Increased fuel costs may have a negative impact on our results of operations. Both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Higher costs for diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers, including costs of inbound goods from our suppliers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To the extent we do not enter into commodity derivative contracts to hedge a portion of our projected diesel fuel requirements, our exposure to volatility in the price of diesel fuel would increase relative to our exposure to volatility in periods in which we have outstanding commodity derivative contracts. We also maintain a fuel program with certain customers, which allows us to pass some of the changes in fuel costs through to those customers. If fuel costs continue to increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may adversely affect our business, financial condition or results of operations.

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

Legal and Regulatory Risks

We are subject to significant governmental regulation and failure to comply with such regulations may have a material adverse effect on our business, financial condition or results of operations.

Our business is highly regulated at the federal, state, and local levels, and our products and distribution operations require various licenses, permits and approvals, including:

•the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;
•our warehouse and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration and various state health and workplace safety authorities; and
•our United States trucking operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration.

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

Further, our business may be subject to climate-related transition risks, which arise from society’s transition toward a low-carbon economy due to changes in laws or regulations, technological advancements, and investor and consumer sentiment. We also have announced third-party validated emissions reduction targets covering our operations and value chain. While many of our initiatives will create efficiencies and return on investment, the transition to a low-carbon economy generally and our own efforts to reduce emissions could lead to increased costs to transition to or invest in renewable energy sources, including electric vehicles, increased compliance costs, including tracking and reporting systems, and increased costs of products, commodities and energy.

Food Safety and Marketing: There is significant governmental scrutiny, regulations and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of the food we manufacture or the food and drug products we distribute. In addition, we are subject to governmental scrutiny of and public awareness regarding food safety and the sale, packaging, and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations.

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

We face a risk of exposure to product liability claims if the products we sell or manufacture cause injury or illness. In addition, meat, seafood, cheese, poultry and other products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in the meat and poultry products we distribute. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury, or events that give rise to claims that our products are not of the quality or composition claimed to be, may result in product liability claims from individuals, consumers and governmental agencies, penalties and enforcement actions from government agencies, a loss of consumer confidence, harm to our reputation and could cause production and delivery disruptions, which may adversely affect our financial condition or results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 55 distribution centers and warehouses at July 29, 2023, which were utilized by our Wholesale segment and our other operating segments. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of July 29, 2023:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Hopkins, Minnesota(2)	1,866	—	1,866
Allentown, Pennsylvania	—	1,327	1,327
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Riverside, California	—	1,171	1,171
Centralia, Washington	—	1,155	1,155
Green Bay, Wisconsin	—	1,080	1,080
York, Pennsylvania	—	1,039	1,039
Joliet, Illinois	—	988	988
Champaign, Illinois	—	910	910
Pompano Beach, Florida	—	903	903
Harrisburg, Pennsylvania	—	883	883
Fort Wayne, Indiana(2)	871	—	871
Commerce, California	—	858	858
Ridgefield, Washington(2)	779	—	779
Quincy, Florida(2)	758	—	758
Sarasota, Florida	—	743	743
Montgomery, New York(2)	500	180	680
Pittsburgh, Pennsylvania	679	—	679
Atlanta, Georgia(2)	389	259	648
Lancaster, Texas	—	590	590
Anniston, Alabama	465	105	570
Indianola, Mississippi	543	—	543
Aurora, Colorado	—	529	529
Rocklin, California(2)	469	—	469
Stevens Point, Wisconsin(2)	314	146	460
Gilroy, California(2)	447	—	447
Sturtevant, Wisconsin(2)	442	—	442
Moreno Valley, California	—	434	434
Carlisle, Pennsylvania	—	423	423
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Dayville, Connecticut(2)	317	—	317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Santa Fe Springs, California	—	298	298
Iowa City, Iowa	271	—	271

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
West Sacramento, California(2)	251	—	251
Bismarck, North Dakota(2)	244	—	244
Anniston, Alabama	—	231	231
Billings, Montana(2)	220	—	220
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
West Newell, Illinois	155	—	155
Richmond, British Columbia	—	126	126
Londonderry, New Hampshire	—	124	124
Philadelphia, Pennsylvania	—	100	100
West Sacramento, California(2)	85	—	85
Logan Township, New Jersey	—	70	70
Fife, Washington	—	39	39
Montreal, Quebec	—	31	31
Truckee, California	—	8	8
Total	13,304	16,792	30,096
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers from these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes continuing operations retail stores utilized by our Retail segment as of July 29, 2023:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)	54	1,194	2,517	3,711
Shoppers	24	—	1,355	1,355
Total	78	1,194	3,872	5,066
(1)Cub Foods stores include stores in which we have a controlling ownership interest and excludes 32 franchised Cub Foods full-line and separate liquor stores in which we have no ownership interest or a minority interest.

Corporate

As of July 29, 2023, we had approximately 600 thousand square feet, 86% of which was leased, of surplus retail stores and warehouses, excluding assigned leases.

As of July 29, 2023, we utilized approximately 454 thousand square feet of office space primarily related to our corporate offices located in Providence, Rhode Island and Eden Prairie, Minnesota, as well as other smaller administrative offices across the United States. We own approximately 240 thousand square feet and lease the remaining 214 thousand square feet of our corporate office space.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, product liability, real estate and antitrust. Other than as set forth in Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On September 21, 2023, we had 79 stockholders of record.

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

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on July 28, 2018 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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

$200
$150
$100
$50
$0
July 28, 2018
August 3, 2019
August 1, 2020
July 31, 2021
July 30, 2022
July 29, 2023
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group is the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	July 28, 2018	August 3, 2019	August 1, 2020	July 31, 2021	July 30, 2022	July 29, 2023
United Natural Foods, Inc.	$100.00	$25.90	$61.06	$101.88	$130.76	$63.73
S&P SmallCap 600 Index	$100.00	$91.48	$85.79	$134.64	$126.24	$131.70
S&P SmallCap 600 Food Distributors Index	$100.00	$56.80	$58.18	$95.58	$129.29	$104.97

Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million in fiscal 2023. We did not repurchase any shares of our common stock in fiscal 2022 or 2021. As of July 29, 2023, we had $138 million remaining authorized under the 2022 Repurchase Program.

Any repurchases are intended to be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. With respect to open market purchases, we may use a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. We manage the timing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to make repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended July 29, 2023:

(in millions, except shares and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Period(1):
April 30, 2023 to June 3, 2023	599,506	$27.09	599,506	$143
June 4, 2023 to July 1, 2023	191,115	$24.59	191,115	$138
July 2, 2023 to July 29, 2023	—	$—	—	$138
Total	790,621	$26.49	790,621	$138

(1)The reported periods conform to our fiscal calendar.
(2)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of June 3, 2023, July 1, 2023 and July 29, 2023.

ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, “Risk Factors” included in Part I, Item IA, “Cautionary Note Regarding Forward-Looking Statements” and other risks described elsewhere in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•our dependence on principal customers;
•the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition, including as a result of the continuing consolidation of retailers and the growth of consumer choices for grocery and consumable purchases;
•our ability to realize the anticipated benefits of our transformation initiatives;
•changes in relationships with our suppliers;
•our ability to operate, and rely on third parties to operate, reliable and secure technology systems;
•labor and other workforce shortages and challenges;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our ability to realize anticipated benefits of our acquisitions;
•our ability to continue to grow sales, including of our higher margin natural and organic foods and non-food products, and to manage that growth;
•our ability to maintain sufficient volume in our wholesale segment to support our operating infrastructure;
•the impact and duration of any pandemics or disease outbreaks;
•our ability to access additional capital;
•increases in healthcare, pension and other costs under our and multiemployer benefit plans;
•the potential for additional asset impairment charges;

•our sensitivity to general economic conditions including inflation, changes in disposable income levels and consumer purchasing habits;
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
•our ability to maintain food quality and safety; and
•volatility in fuel costs.

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A, as well as any other cautionary language in this Annual Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 55 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We are focused on executing our transformation strategy, which we believe will position us for long-term profitable growth. Our enterprise-wide business transformation strategy consists of four areas, detailed under “Business” included in Part I, Item 1 of this Annual Report, which represent the next evolution of our business strategy. To enable this business transformation, we have engaged consultants and brought in new leadership with transformation experience to upgrade and modernize our technology and platforms to better serve our customers.

We are also working on near-term initiatives to help improve profitability while we execute our longer-term strategy. These include actioning administrative structure efficiencies, reprioritizing our selling and administrative spending, optimizing our SKU assortment as well as reviewing commercial contracts in collaboration with our customers and suppliers.

We expect to continue to use available capital to re-invest in our business and we remain committed to improving our financial leverage and reducing outstanding debt over the long term. Since the close of our 2018 acquisition of Supervalu, we have reduced net debt by $1.4 billion.

We believe we can enhance our profitability and accelerate our growth through our transformation efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions. We believe the key drivers for value creation will be improved efficiency through the automation and optimization of our supply chain, as well as new customer growth associated with the benefits of our significant scale, product and service offerings and nationwide footprint.

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

The U.S. economy has experienced economic volatility in recent years, which has had, and we expect may continue to have, an impact on consumer confidence. Consumer spending may be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, inflation remains at elevated levels and continues to be unpredictable. For example, we experienced volatility in our energy operating costs, and fluctuating commodity and labor input costs continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including initiatives under the network automation and optimization pillar of our transformation agenda. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network. In fiscal 2022, our Allentown, Pennsylvania distribution center began operations, with a capacity of 1.3 million square feet to service customers in the surrounding geographic area. We incurred start-up costs and continue to incur operating losses, as the volume in this facility continues to ramp up to its operating capacity.

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

Impact of Product Cost Inflation

We experienced a mix of inflation across product categories during fiscal 2023. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately nine percent in fiscal 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the latter half of fiscal 2023, we experienced fewer and less significant vendor product cost increases as compared to fiscal 2022. These decreases negatively impacted our gross profit rate when comparing fiscal 2023 to fiscal 2022.

Composition of Consolidated Statements of Operations and Business Performance Assessment
Net sales
Our Net sales consist primarily of product sales of natural, organic, specialty, produce, and conventional grocery and non-food products, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by us to customers for shipping and handling and fuel surcharges.

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

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges primarily includes losses (gains) on sales of assets, losses on sales of financial assets, and asset impairments.

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

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net income (loss) from continuing operations, less Net income attributable to noncontrolling interests, plus Non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other (income) expense, net, plus Provision (benefit) for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, non-cash LIFO charge or benefit, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, Loss (gain) on sale of assets and other asset charges, certain legal charges and gains, certain other non-cash charges or other items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in a manner consistent with the results of continuing operations, outlined above. The changes to the definition of Adjusted EBITDA from prior periods reflect changes to line item references in our Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

				Increase (Decrease)
(in millions)	2023 (52 weeks)	2022 (52 weeks)	2021 (52 weeks)	2023 Compared to 2022	2022 Compared to 2021
Net sales	$30,272	$28,928	$26,950	$1,344	$1,978
Cost of sales	26,141	24,746	23,011	1,395	1,735
Gross profit	4,131	4,182	3,939	(51)	243
Operating expenses	3,973	3,825	3,593	148	232
Restructuring, acquisition and integration related expenses	8	21	56	(13)	(35)
Loss (gain) on sale of assets and other asset charges	30	(87)	(4)	117	(83)
Operating income	120	423	294	(303)	129
Net periodic benefit income, excluding service cost	(29)	(40)	(85)	11	45
Interest expense, net	144	155	204	(11)	(49)
Other income, net	(2)	(2)	(8)	—	6
Income from continuing operations before income taxes	7	310	183	(303)	127
(Benefit) provision for income taxes	(23)	56	34	(79)	22
Net income from continuing operations	30	254	149	(224)	105
Income from discontinued operations, net of tax	—	—	6	—	(6)
Net income including noncontrolling interests	30	254	155	(224)	99
Less net income attributable to noncontrolling interests	(6)	(6)	(6)	—	—
Net income attributable to United Natural Foods, Inc.	$24	$248	$149	$(224)	$99

Adjusted EBITDA	$640	$829	$770	$(189)	$59

The following table reconciles Net income from continuing operations and Income from discontinued operations, net of tax to Adjusted EBITDA.

(in millions)	2023 (52 weeks)	2022 (52 weeks)	2021 (52 weeks)
Net income from continuing operations	$30	$254	$149
Adjustments to continuing operations net income:
Less net income attributable to noncontrolling interests	(6)	(6)	(6)
Net periodic benefit income, excluding service cost(1)	(29)	(40)	(85)
Interest expense, net	144	155	204
Other income, net	(2)	(2)	(8)
(Benefit) provision for income taxes	(23)	56	34
Depreciation and amortization	304	285	285
Share-based compensation	38	43	49
LIFO charge	119	158	24
Restructuring, acquisition and integration related expenses(2)	8	21	56
Loss (gain) on sale of assets and other asset charges(3)	30	(87)	(4)
Multiemployer pension plan withdrawal charges (benefit)(4)	1	(8)	63
Other retail expense(5)	1	—	5
Business transformation costs(6)	25	—	—
Adjusted EBITDA of continuing operations	640	829	766
Adjusted EBITDA of discontinued operations(7)	—	—	4
Adjusted EBITDA	$640	$829	$770

Income from discontinued operations, net of tax(7)	$—	$—	$6
Adjustments to discontinued operations net income:
Benefit for income taxes	—	—	(1)
Restructuring, store closure and other charges, net(8)	—	—	(1)
Adjusted EBITDA of discontinued operations(7)	$—	$—	$4
(1)Fiscal 2021 includes a postretirement settlement gain of $17 million associated with the termination of remaining corporate plans.
(2)Fiscal 2023 primarily reflects severance costs. Fiscal 2022 and fiscal 2021 primarily reflects costs associated with advisory and transformational activities to position our business for further value-creation related to integration. In addition, fiscal 2021 includes costs associated with distribution center consolidations. Refer to Note 4—Restructuring, Acquisition and Integration Related Expenses in Part II, Item 8 of this Annual Report for additional information.
(3)Fiscal 2023 includes a $25 million intangible asset impairment charge attributable to a rationalization of our brands portfolio in an effort to focus on our core private brand offerings. Refer to Note 6—Goodwill and Intangible Assets, Net in Part II, Item 8 of this Annual Report for additional information. Fiscal 2022 primarily reflects the gain on sale of our Riverside, California distribution center in the third quarter of fiscal 2022.
(4)Fiscal 2023 and fiscal 2022 reflect adjustments to multiemployer withdrawal charge estimates. Fiscal 2021 includes charges related to withdrawal liabilities from three Retail multiemployer pension plans.
(5)Fiscal 2023 reflects store closure charges and costs, operational wind-down and inventory charges. Fiscal 2022 and fiscal 2021 reflect expenses associated with event-specific damages to certain retail stores.
(6)Reflects third-party costs primarily for business transformation initiatives, including network automation and optimization, commercial value creation, digital offering enhancement and infrastructure unification and modernization.
(7)We believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of performance.
(8)Amounts represent store closure charges and costs, operational wind-down and inventory charges, asset impairment charges related to discontinued operations and income related to a severance benefit.

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2023 and 2022. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2022 and 2021, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended July 30, 2022, filed with the Securities and Exchange Commission on September 27, 2022.

RESULTS OF OPERATIONS

Fiscal year ended July 29, 2023 (fiscal 2023) compared to fiscal year ended July 30, 2022 (fiscal 2022)

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	2023 (52 weeks)	2022 (52 weeks)	Increase (Decrease)
Customer Channel(1)			$	%
Chains	$12,816	$12,562	$254	2.0%
Independent retailers	7,699	7,360	339	4.6%
Supernatural	6,374	5,719	655	11.5%
Retail	2,480	2,468	12	0.5%
Other	2,477	2,402	75	3.1%
Eliminations	(1,574)	(1,583)	9	(0.6)%
Total net sales	$30,272	$28,928	$1,344	4.6%
(1)Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for our channel definitions and additional information.

Our Net sales for fiscal 2023 increased 4.6% from fiscal 2022. The increase in Net sales for fiscal 2023 was primarily driven by inflation and new business. This new business resulted from selling new or expanded categories to existing customers and adding new customers. These increases were partially offset by a decrease in units sold.

Chains Net sales increased primarily due to growth in sales to existing and new customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Independent retailers Net sales increased primarily due to increased sales under a supply agreement with a new customer within the East region commencing in the first quarter of fiscal 2022 and growth in sales to existing customers, including an increase from higher product costs, which drove higher wholesale selling prices to our customers, partially offset by a decrease in units sold.

Supernatural Net sales increased primarily due to growth in existing store sales, including the supply of new fresh categories, inflation, and increased sales to new stores, partially offset by a decrease in units sold to existing stores.

Retail Net sales increased primarily due to inflation and new store sales, partially offset by lower volume. Identical store sales decreased 0.9%.

Other Net sales increased primarily due to a $49 million increase in sales to Military customers.

Eliminations Net sales primarily relate to Wholesale’s sales to Retail.

Cost of Sales and Gross Profit

Our Gross profit decreased $51 million, or 1.2%, to $4,131 million in fiscal 2023, from $4,182 million in fiscal 2022. Our Gross profit as a percentage of Net sales decreased to 13.6% in fiscal 2023 compared to 14.5% in fiscal 2022. The LIFO charge was $119 million and $158 million in fiscal 2023 and fiscal 2022, respectively. Excluding the non-cash LIFO charge, gross profit rate was 14.0% of Net sales and 15.0% of Net sales for fiscal 2023 and fiscal 2022, respectively. The decrease in the gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation, higher shrink expense and customer mix.

Operating Expenses

Operating expenses increased $148 million, or 3.9%, to $3,973 million, or 13.1% of Net sales, in fiscal 2023 compared to $3,825 million, or 13.2% of Net sales, in fiscal 2022. The decrease in Operating expenses as a percentage of Net sales was primarily driven by approximately $52 million lower incentive compensation expense in fiscal 2023 resulting from underperformance compared to targets. Excluding incentive compensation expense, Operating expenses as a percentage of Net sales were 13.1% and 13.0% in fiscal 2023 and 2022, respectively. The remaining increase in Operating expenses as a percent of Net sales was primarily driven by higher occupancy-related costs.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $8 million for fiscal 2023, compared to $21 million for fiscal 2022. Fiscal 2022 expenses primarily included integration costs associated with transformational and advisory activities to position our business for further value creation.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges was $30 million in fiscal 2023, compared to a gain on sale of assets of $87 million in fiscal 2022. Fiscal 2023 includes a $25 million intangible asset impairment charge related to a rationalization of our brands portfolio in an effort to focus on our core private brand offerings. Fiscal 2022 primarily reflects the $87 million gain on sale of our Riverside, California distribution center.

Operating Income

Reflecting the factors described above, Operating income decreased $303 million to $120 million in fiscal 2023, from $423 million in fiscal 2022. The decrease in Operating income was primarily driven by an increase in Operating expenses, a loss on sale of assets and other asset charges in fiscal 2023 compared to a gain in fiscal 2022 as described above, and a decrease in Gross profit, partially offset by lower Restructuring, acquisition and integration related expenses.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $11 million to $29 million in fiscal 2023, from $40 million in fiscal 2022. The decrease in Net periodic benefit income, excluding service cost was primarily driven by higher interest costs from a higher discount rate utilized in the measurement of pension liabilities, partially offset by $13 million of higher income from expected returns on plan assets.

Interest Expense, Net

(in millions)	2023 (52 weeks)	2022 (52 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$130	$126	$4
Interest expense on finance lease obligations	3	11	(8)
Amortization of financing costs and discounts	10	12	(2)
Loss on debt extinguishment	3	7	(4)
Interest income	(2)	(1)	(1)
Interest expense, net	$144	$155	$(11)

The decrease in Interest expense, net for fiscal 2023 compared to fiscal 2022 was primarily driven by lower outstanding debt balances and finance leases, partially offset by higher average interest rates.

(Benefit) Provision for Income Taxes

The effective income tax rate for continuing operations was a benefit rate of 328.6% in fiscal 2023 compared to an expense rate of 18.1% in fiscal 2022. For fiscal 2023, the effective tax rate was impacted by solar credits, including the tax credit impact of a fiscal 2023 investment in an equity method partnership and solar credits associated with a solar array installation at the Company’s Howell Township, New Jersey facility. The effective tax rate was also impacted by the recognition of previously unrecognized tax benefits and excess tax deductions attributable to share-based compensation. The combined impact of these fiscal 2023 tax benefits exceeded pre-tax income, generating an overall tax benefit rate for fiscal 2023. For fiscal 2022, the effective tax rate was reduced by the impact of discrete tax benefits related to employee stock awards and the release of unrecognized tax positions, partially offset by non-deductible executive compensation.

Net Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $24 million, or $0.40 per diluted common share, in fiscal 2023, compared to $248 million, or $4.07 per diluted common share, in fiscal 2022.

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

				Increase (Decrease)
(in millions)	2023 (52 weeks)	2022 (52 weeks)	2021 (52 weeks)	2023 Compared to 2022	2022 Compared to 2021
Net sales:
Wholesale	$29,142	$27,824	$25,873	$1,318	$1,951
Retail	2,480	2,468	2,442	12	26
Other	224	219	219	5	—
Eliminations	(1,574)	(1,583)	(1,584)	9	1
Total Net sales	$30,272	$28,928	$26,950	$1,344	$1,978
Continuing operations Adjusted EBITDA:
Wholesale	$540	$696	$677	$(156)	$19
Retail	70	98	98	(28)	—
Other	31	44	(10)	(13)	54
Eliminations	(1)	(9)	1	8	(10)
Total continuing operations Adjusted EBITDA	$640	$829	$766	$(189)	$63

Net Sales

Wholesale’s Net sales increased in fiscal 2023 as compared to fiscal 2022 primarily due to growth in the Supernatural, Independent retailers, and Chains channels, as discussed in Results of Operations - Fiscal year ended July 29, 2023 (fiscal 2023) compared to fiscal year ended July 30, 2022 (fiscal 2022) - Net Sales section above.

Retail’s Net sales increased for fiscal 2023 as compared to fiscal 2022 primarily due to inflation and new store sales, partially offset by lower volume. Identical store sales decreased 0.9%.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA decreased 22% in fiscal 2023 as compared to fiscal 2022. The decrease was driven by a decline in gross profit excluding the LIFO charge and an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for fiscal 2023 decreased $81 million and gross profit rate decreased 87 basis points driven by lower levels of procurement gains resulting from decelerating inflation, higher shrink expense and customer mix. Wholesale’s Operating expense increased $75 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report. Wholesale’s operating expense rate decreased 22 basis points primarily driven by lower incentive compensation expense resulting from underperformance compared to targets and favorable transportation and distribution center labor costs due to a decrease in volume, partially offset by higher occupancy costs. Wholesale’s depreciation expense increased $9 million compared to fiscal 2022.

Retail’s Adjusted EBITDA decreased 29% in fiscal 2023 as compared to fiscal 2022. Retail’s Gross profit dollar decline excluding the LIFO charge in fiscal 2023 was $15 million and its gross profit rate decreased 74 basis points from higher shrink expense and increased promotional activity. Retail’s Operating expense increased $13 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report. Retail’s operating expense rate increased 41 basis points primarily driven by higher employee-related costs and new store start-up costs. Retail’s depreciation and amortization expense increased $7 million compared to fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of July 29, 2023 was $1,517 million and consisted of the following:
◦Unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) was $1,480 million as of July 29, 2023, which decreased $147 million from $1,627 million as of July 30, 2022, primarily due to reduced total availability under the ABL Credit Facility driven by lower levels of assets comprising the facility’s borrowing base.
◦Cash and cash equivalents was $37 million as of July 29, 2023, which decreased $7 million from $44 million as of July 30, 2022.
•Our total debt decreased $160 million to $1,963 million as of July 29, 2023 from $2,123 million as of July 30, 2022, primarily driven by debt repayments from net cash flow from operating activities, partially offset by payments for capital expenditures, repurchases of common stock and employee restricted stock tax withholdings during fiscal 2023.
•Working capital decreased $322 million to $1,058 million as of July 29, 2023 from $1,380 million as of July 30, 2022, primarily due to lower accounts receivable levels resulting from the monetization of certain receivables and lower inventory levels, partially offset by lower liabilities related to accrued compensation and benefits.
•In the second quarter of fiscal 2023, we monetized certain receivables previously presented within accounts receivable, pursuant to a purchase agreement with a third-party financial institution for the sale of certain receivables on a revolving basis up to $300 million. This purchase agreement was subsequently amended in the fourth quarter of fiscal 2023 to allow the sale of certain receivables up to $350 million. In fiscal 2023, we received net cash proceeds of $287 million from selling receivables under this agreement, which were used to make a $125 million voluntary prepayment on the Term Loan Facility and reduce outstanding borrowings under the ABL Credit Facility.
•In fiscal 2024, scheduled debt maturities are expected to be $8 million. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2023, no prepayment from Excess Cash Flow in fiscal 2023 is required to be made in fiscal 2024.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2024 with internally generated funds and borrowings under the ABL Credit Facility.

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

Primary uses of cash include debt service, capital expenditures, working capital maintenance, investments in cloud technologies and income tax payments. We typically finance working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories.

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

Long-Term Debt

During fiscal 2023, we made voluntary prepayments of $130 million on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables previously presented within accounts receivable, and from asset sales, and made net payments of $28 million on the ABL Credit Facility. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements.

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

Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for further detail of our scheduled debt maturities by fiscal year and by debt instrument, which excludes debt prepayments that may be required from Excess Cash Flow (as defined in the Term Loan Agreement) generated or sales of mortgaged properties in fiscal 2024 or beyond. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2023, no prepayment from Excess Cash Flow in fiscal 2023 is required to be made in fiscal 2024.

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

As of July 29, 2023, we had an aggregate of $800 million of floating rate notional debt subject to active interest rate swap contracts, which effectively hedge the SOFR component of our interest rate payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.360% to 2.875%, with maturities between September 2023 and October 2025. The fair values of these interest rate derivatives represent a total net asset of $22 million and are subject to volatility based on changes in market interest rates. In fiscal 2021, we paid $17 million to terminate or novate $1,204 million of interest rate swap contracts over our floating rate notional debt. The termination payments reflect the amount of accumulated other comprehensive loss that will continue to be amortized into interest expense over the original interest rate swap contract terms as long as the hedged interest rate transactions are still probable of occurring. See Note 8—Derivatives in Part II, Item 8 and —Interest Rate Risk in Part II, Item 7A of this Annual Report for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of July 29, 2023, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures increased $72 million in fiscal 2023 to $323 million compared to $251 million for fiscal 2022, primarily due to automation investments in our supply chain. Our capital spending for fiscal 2023 and 2022 principally included information technology and supply chain expenditures including maintenance expenditures and investments in growth initiatives. Fiscal 2023 included $290 million of distribution center improvements, technology and other expenditures, and $33 million of Retail expenditures. Fiscal 2022 included $182 million of distribution center improvements, technology and other expenditures, $42 million of investments in new distribution centers, primarily the new Allentown, Pennsylvania distribution center, and $27 million of Retail expenditures. Fiscal 2024 capital spending is expected to be approximately $400 million and include projects that automate, optimize and expand our distribution network, and finance our technology platform investments. We expect to finance fiscal 2024 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

				Increase (Decrease)
(in millions)	2023 (52 weeks)	2022 (52 weeks)	2021 (52 weeks)	2023	2022
Net cash provided by operating activities of continuing operations	$624	$331	$614	$293	$(283)
Net cash used in investing activities of continuing operations	(339)	(49)	(239)	(290)	190
Net cash used in financing activities	(292)	(279)	(384)	(13)	105
Net cash flows from discontinued operations	—	—	2	—	(2)
Effect of exchange rate on cash	—	—	1	—	(1)
Net (decrease) increase in cash and cash equivalents	(7)	3	(6)	(10)	9
Cash and cash equivalents, at beginning of period	44	41	47	3	(6)
Cash and cash equivalents at end of period, including discontinued operations	$37	$44	$41	$(7)	$3

Fiscal 2023 compared to Fiscal 2022

The increase in Net cash provided by operating activities of continuing operations was primarily due to lower levels of cash utilized in net working capital, including the monetization of certain receivables discussed above, partially offset by lower cash generated from net income in fiscal 2023.

The increase in Net cash used in investing activities of continuing operations was primarily due to lower proceeds from asset sales, primarily due to cash received from the sale of the Riverside, California distribution center in fiscal 2022 discussed above, and an increase in payments for capital expenditures in fiscal 2023.

The increase in Net cash used in financing activities was primarily due to a net decrease in proceeds from borrowings under the revolving credit line and an increase in cash used to repurchase common stock, partially offset by lower levels of repayments of long-term debt and finance leases.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Refer to Note 9—Long-Term Debt, Note 11—Leases, Note 13—Benefit Plans, Note 1—Significant Accounting Policies and Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information on the nature and timing of obligations for debt, leases, benefit plans, self-insurance and purchase obligations, respectively. The future amount and timing of interest expense payments are expected to vary with the amount and then prevailing contractual interest rates over our debt as discussed in Interest Rate Risk in Part II, Item 7A of this Annual Report.

Pension and Other Postretirement Benefit Obligations

We contributed $1 million and $1 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2023. As described in further detail in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report, in fiscal 2022, we merged the Unified Grocers, Inc. Cash Balance Plan into the SUPERVALU INC. Retirement Plan. In fiscal 2024, no minimum pension contributions are required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2024. We fund our defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

Off-Balance Sheet Multiemployer Pension Arrangements

We contribute to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions that are parties to the relevant collective bargaining agreements. Based on the assessment of the most recent information available from the multiemployer plans, we believe that most of the plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability to us.

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $48 million, $45 million and $48 million in fiscal 2023, 2022 and 2021, respectively. In fiscal 2024, we expect to contribute approximately $50 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million in fiscal 2023. We did not repurchase any shares of our common stock in fiscal 2022 or 2021. As of July 29, 2023, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management believes the following critical accounting estimates reflect our more subjective or complex judgments and estimates used in the preparation of our Consolidated Financial Statements.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of our inventories consist of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on actual physical counts in our facilities. The majority of our inventory is valued under the LIFO method, which allows for matching of costs and revenues, as the current acquisition cost is used to value cost of goods sold as inventory is sold in an inflationary environment. If the first-in, first-out (“FIFO”) method had been used, Inventories, net, would have been higher by approximately $344 million and $225 million at July 29, 2023 and July 30, 2022, respectively. As of July 29, 2023, approximately 2.0 billion or 81% of inventory was valued under the LIFO method, before the application of any LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out method and primarily included meat, dairy and deli products. When holding inventory levels and mix constant, as of July 29, 2023, we estimate a 50 basis point increase in the inflation rate on our ending LIFO-based inventory would result in an $8 million increase in the LIFO charge on an annualized basis.

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

The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data and a review of average inventory turnover data. These judgments and estimates impact our reported Gross profit, Operating income and inventory amounts. The historical estimates have been reliable in the past, and we believe our methodology will continue to be reliable in the future. Based on previous experience, we do not expect significant changes in the level of vendor support. However, if such changes were to occur, Cost of sales and Net sales could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, we would consider changing the volume, type and frequency of the advertising, which could increase or decrease our advertising expense.

Benefit plans

We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plan and certain supplemental executive retirement plans are closed to new participants and service crediting.

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25-basis point reduction in the discount rate would increase our projected pension benefit obligation by $37 million, as of July 29, 2023, and for fiscal 2023 would increase Net periodic benefit income by approximately $3 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets was 6.00% for fiscal 2023. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 7.9% based on returns from 2014 to 2023. Each 25-basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2023 by approximately $4 million.

Amortizing gains and losses

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

The American Rescue Plan Act (“ARPA”) established the Special Financial Assistance (“SFA”) Program for financially troubled multi-employer pension plans. Under ARPA, eligible multiemployer pension plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation to remain solvent and pay pension benefits through the plan year ending 2051. As of the end of fiscal 2023, one plan to which the Company contributes has received SFA, and two other plans to which the Company contributes are currently on the waiting list to apply for SFA funding. We continue to evaluate our exposure to underfunded multiemployer pension plans. Although these liabilities are not a direct obligation or liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

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

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $97 million and $98 million as of July 29, 2023 and July 30, 2022, respectively.

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

As part of our annual impairment assessment, we recognized a $25 million intangible asset impairment charge associated with the rationalization of our brands portfolio in an effort to focus on our core private brand offerings.

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

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to SOFR. As of July 29, 2023, we estimate that a 100-basis point increase in the interest rates related to our variable rate borrowings would increase our annualized Interest expense by approximately $7 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of July 29, 2023, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $8 million; while a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $8 million. Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of July 29, 2023, excluding any original issue and purchase accounting discounts and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity.

	July 29, 2023		Expected Fiscal Year of Maturity
	Fair Value	Total	2024	2025	2026	2027	2028	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,483	$1,482	$—	$—	$670	$812	$—	$—
Weighted average interest rate(1)		7.3%	—%	—%	8.5%	6.3%	—%	—%
Fixed rate—principal payments	$421	$509	$8	$1	$—	$—	$—	$500
Weighted average interest rate		6.7%	4.8%	4.4%	—%	—%	—%	6.8%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$21	$800	$350	$250	$200	$—	$—	$—
Weighted average pay rate		2.6%	2.5%	2.5%	2.8%	—%	—%	—%
Weighted average receive rate		4.8%	5.3%	5.1%	4.5%	—%	—%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

Investment Risk

The SUPERVALU INC. Retirement Plan holds investments in fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. In fiscal 2022, as the plan administrator, we took additional steps to de-risk the investments in the plan assets as its funding level increased. This de-risking included a further shift to fixed income investments. Given the relationships between discount rates that impact the valuation of fixed income plan assets and the impact of discount rates in measuring plan obligations, the SUPERVALU INC. Retirement Plan is subject to less volatility in the net plan assets. As of July 29, 2023, a 10% unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2023, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2024 of $2 million and would have reduced Stockholders’ equity by $156 million on a pre-tax basis as of July 29, 2023.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of July 29, 2023, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of July 29, 2023 and July 30, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 29, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2023 and July 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended July 29, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the value of the defined benefit pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company sponsors a defined benefit pension plan, covering primarily former Supervalu employees who meet certain eligibility requirements. The fair value of the defined benefit pension obligation at year end was $1.54 billion, offset by plan assets totaling $1.56 billion. The determination of the Company’s defined benefit pension obligation with respect to the plan is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate used.
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
Providence, Rhode Island
September 26, 2023

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for par values)

	July 29, 2023	July 30, 2022
ASSETS
Cash and cash equivalents	$37	$44
Accounts receivable, net	889	1,214
Inventories, net	2,292	2,355
Prepaid expenses and other current assets	245	184
Total current assets	3,463	3,797
Property and equipment, net	1,767	1,690
Operating lease assets	1,228	1,176
Goodwill	20	20
Intangible assets, net	722	819
Deferred income taxes	32	—
Other long-term assets	162	126
Total assets	$7,394	$7,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,781	$1,742
Accrued expenses and other current liabilities	283	260
Accrued compensation and benefits	143	232
Current portion of operating lease liabilities	180	156
Current portion of long-term debt and finance lease liabilities	18	27
Total current liabilities	2,405	2,417
Long-term debt	1,956	2,109
Long-term operating lease liabilities	1,099	1,067
Long-term finance lease liabilities	12	23
Pension and other postretirement benefit obligations	16	18
Deferred income taxes	—	8
Other long-term liabilities	162	194
Total liabilities	5,650	5,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 61.0 shares issued and 58.5 shares outstanding at July 29, 2023; 58.9 shares issued and 58.3 shares outstanding at July 30, 2022	1	1
Additional paid-in capital	606	608
Treasury stock at cost	(86)	(24)
Accumulated other comprehensive loss	(28)	(20)
Retained earnings	1,250	1,226
Total United Natural Foods, Inc. stockholders’ equity	1,743	1,791
Noncontrolling interests	1	1
Total stockholders’ equity	1,744	1,792
Total liabilities and stockholders’ equity	$7,394	$7,628

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended
	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)
Net sales	$30,272	$28,928	$26,950
Cost of sales	26,141	24,746	23,011
Gross profit	4,131	4,182	3,939
Operating expenses	3,973	3,825	3,593
Restructuring, acquisition and integration related expenses	8	21	56
Loss (gain) on sale of assets and other asset charges	30	(87)	(4)
Operating income	120	423	294
Net periodic benefit income, excluding service cost	(29)	(40)	(85)
Interest expense, net	144	155	204
Other income, net	(2)	(2)	(8)
Income from continuing operations before income taxes	7	310	183
(Benefit) provision for income taxes	(23)	56	34
Net income from continuing operations	30	254	149
Income from discontinued operations, net of tax	—	—	6
Net income including noncontrolling interests	30	254	155
Less net income attributable to noncontrolling interests	(6)	(6)	(6)
Net income attributable to United Natural Foods, Inc.	$24	$248	$149

Basic earnings per share:
Continuing operations	$0.41	$4.28	$2.55
Discontinued operations	$—	$—	$0.10
Basic earnings per share	$0.41	$4.28	$2.65
Diluted earnings per share:
Continuing operations	$0.40	$4.07	$2.38
Discontinued operations	$—	$—	$0.09
Diluted earnings per share	$0.40	$4.07	$2.48
Weighted average shares outstanding:
Basic	59.2	58.0	56.1
Diluted	60.7	61.0	60.0

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)
Net income including noncontrolling interests	$30	$254	$155
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(18)	(40)	153
Recognition of interest rate swap cash flow hedges, net of tax(2)	14	60	42
Foreign currency translation adjustments	(2)	(3)	5
Recognition of other cash flow derivatives, net of tax(3)	(2)	2	—
Total other comprehensive (loss) income	(8)	19	200
Less comprehensive income attributable to noncontrolling interests	(6)	(6)	(6)
Total comprehensive income attributable to United Natural Foods, Inc.	$16	$267	$349
(1)Amounts are net of tax (benefit) expense of $(7) million, $(12) million and $52 million, respectively.
(2)Amounts are net of tax (benefit) expense of $5 million, $22 million and $13 million, respectively.
(3)Amounts are net of tax (benefit) expense of $(1) million, $1 million, and $0 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at August 1, 2020	55.3	$1	0.6	$(24)	$569	$(239)	$838	$1,145	$(3)	$1,142
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9)	(9)	—	(9)
Restricted stock vestings	1.6	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	—	—	45	—	—	45	—	45
Other comprehensive income	—	—	—	—	—	200	—	200	—	200
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	0.1	—	—	—	1	—	—	1	—	1
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	149	149	6	155
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.7	—	—	—	(41)	—	—	(41)	—	(41)
Share-based compensation	—	—	—	—	44	—	—	44	—	44
Other comprehensive income	—	—	—	—	—	19	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	0.2	—	—	—	8	—	—	8	—	8
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	248	248	6	254
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.1	—	—	—	(40)	—	—	(40)	—	(40)
Share-based compensation	—	—	—	—	38	—	—	38	—	38
Repurchases of common stock	—	—	1.9	(62)	—	—	—	(62)	—	(62)
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)	—	(8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	—	24	24	6	30
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in millions)	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)	July 31, 2021 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$30	$254	$155
Income from discontinued operations, net of tax	—	—	6
Net income from continuing operations	30	254	149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304	285	285
Share-based compensation	38	44	45
Gain on sale of property and equipment	(9)	(87)	(4)
Closed property and other restructuring charges	—	2	6
Intangible asset impairment charges	25	—	—
Net pension and other postretirement benefit income	(29)	(40)	(85)
Deferred income tax (benefit) expense	(36)	55	(5)
LIFO charge	119	158	24
(Recoveries) provisions for losses on receivables	(1)	2	(5)
Non-cash interest expense and other adjustments	13	24	51
Changes in operating assets and liabilities, net of acquired businesses
Accounts and notes receivable	327	(108)	24
Inventories	(57)	(264)	14
Prepaid expenses and other assets	(108)	(155)	(37)
Accounts payable	53	86	15
Accrued expenses and other liabilities	(45)	75	137
Net cash provided by operating activities	624	331	614
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(323)	(251)	(310)
Proceeds from dispositions of assets	16	230	82
Payments for investments	(32)	(28)	(11)
Net cash used in investing activities of continuing operations	(339)	(49)	(239)
Net cash provided by investing activities of discontinued operations	—	—	2
Net cash used in investing activities	(339)	(49)	(237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	—	500
Proceeds from borrowings under revolving credit line	2,976	4,425	3,676
Repayments of borrowings under revolving credit line	(3,004)	(4,287)	(3,731)
Repayments of long-term debt and finance leases	(154)	(376)	(792)
Repurchases of common stock	(62)	—	—
Proceeds from the issuance of common stock and exercise of stock options	—	8	1
Payments of employee restricted stock tax withholdings	(40)	(41)	(14)
Payments for debt issuance costs	—	(6)	(13)
Distributions to noncontrolling interests	(6)	(4)	(4)
Repayments of other loans	(2)	—	(6)
Other	—	2	(1)
Net cash used in financing activities	(292)	(279)	(384)
EFFECT OF EXCHANGE RATE ON CASH	—	—	1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7)	3	(6)
Cash and cash equivalents, at beginning of period	44	41	47
Cash and cash equivalents, at end of period	$37	$44	$41
Supplemental disclosures of cash flow information:
Cash paid for interest	$133	$134	$146
Cash (refunds) payments for federal, state and foreign income taxes, net	$(5)	$5	$(16)
Additions of property and equipment included in Accounts payable	$32	$45	$35
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2023, fiscal 2022 and fiscal 2021, or 2023, 2022 and 2021, as presented in tabular disclosure, relate to the 52-week, 52-week and 52-week fiscal periods ended July 29, 2023, July 30, 2022 and July 31, 2021, respectively.

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

Net Sales

Our Net sales consist primarily of product sales of natural, organic, specialty, produce, and conventional grocery and non-food products, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. Vendor incentives do not reduce sales in circumstances where the vendor tenders the incentive to the customer, when the incentive is not a direct reimbursement from a vendor, when the incentive is not influenced by or negotiated in conjunction with any other incentive arrangements and when the incentive is not subject to an agency relationship with the vendor, whether expressed or implied.

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

Revenues from Retail product sales are recognized at the point of sale upon customer check-out. Advertising income earned from our franchisees that participate in our Retail advertising program is recognized as Net sales. The Company recognizes loyalty program expense in the form of fuel rewards as a reduction of Net sales.

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

The Company receives allowances and credits from vendors for buying activities, such as volume incentives, promotional allowances directed by the Company to customers, cash discounts and new product introductions (collectively referred to as “vendor funds”), which are typically based on contractual arrangements covering a period of one year or less. The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as a reduction to the cost of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the target is not probable, the payment or rebate is recognized only when and if the target is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized over the life of the contracts. The majority of the vendor funds contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,745 million, $1,737 million and $1,513 million for fiscal 2023, 2022 and 2021, respectively.

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

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges primarily includes losses (gains) on sales of assets, losses on sales of financial assets, and asset impairments. In fiscal 2023, the Company recorded an impairment charge related to intangible assets associated with its Blue Marble Brands portfolio. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information on this impairment charge. In fiscal 2022, the Company recorded a gain on sale related to our Riverside, California distribution center. Refer to Note 11—Leases for additional information on this gain on sale.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of July 29, 2023 and July 30, 2022, the Company had net book overdrafts of $308 million and $266 million, respectively.

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

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on actual physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts. As of July 29, 2023 and July 30, 2022, approximately $2.0 billion and $1.9 billion, respectively, of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out (“FIFO”) method and primarily included meat, dairy and deli products. The LIFO reserve was $344 million and $225 million as of July 29, 2023 and July 30, 2022, respectively, which is recorded within Inventories, net on the Consolidated Balance Sheets.

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

The Company reviews long-lived assets, including amortizing intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the evaluation indicates that the carrying amount of an asset group may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model or a market approach method. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s intangible assets impairment reviews and other information.

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

Goodwill is reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the reporting unit may be impaired. The Company performs qualitative assessments of Goodwill for impairment. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is less than the carrying value, or the Company bypasses the qualitative assessment, a quantitative assessment would be performed. When a quantitative assessment is required, the Company estimates the fair values of its reporting units by using the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and/or the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s goodwill impairment reviews and other information.

Indefinite-lived intangible assets include the Tony’s Fine Foods tradename, and prior to July 29, 2023 included the Blue Marble Brands portfolio. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and more frequently if events occur or circumstances change that would indicate that the value of the asset may be impaired. When a quantitative assessment is required, the Company estimates the fair value for intangible assets utilizing the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. In fiscal 2023, the Company recorded an impairment charge related to intangible assets associated with its Blue Marble Brands portfolio. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s intangible assets impairment reviews and other information.

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

Share-Based Compensation

Share-based compensation consists of time-based restricted stock units, performance-based restricted stock units, stock options and SUPERVALU INC. (“Supervalu”) Replacement Awards (as defined below). Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes Share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to Share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted stock units. Supervalu Replacement Awards were liability classified awards as they may ultimately be settled in cash or shares at the discretion of the employee. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes Share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

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

On September 21, 2022, our Board of Directors authorized a new repurchase program for up to $200 million of the Company’s common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased approximately 1.9 million shares of its common stock for a total cost of $62 million in fiscal 2023. The Company did not repurchase any shares of its common stock in fiscal 2022 or 2021. As of July 29, 2023, the Company had $138 million remaining authorized under the 2022 Repurchase Program. Refer to Note 9—Long-Term Debt for information on the Company’s credit facilities’ limitations on its ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in Stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income is calculated as Net income including noncontrolling interests, plus or minus adjustments for foreign currency translation related to the translation of UNFI Canada, Inc. (“UNFI Canada”) from the functional currency of Canadian dollars to U.S. dollar reporting currency, changes in the fair value of cash flow hedges, net of tax, and changes in defined pension and other postretirement benefit plan obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 3.5% and 3% as of July 29, 2023 and July 30, 2022, respectively.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2023	2022	2021
Beginning balance	$98	$103	$101
Expense	52	44	48
Claim payments	(57)	(50)	(48)
Reclassifications	4	1	2
Ending balance	$97	$98	$103
The current portion of the self-insurance liability was $34 million and $34 million as of July 29, 2023 and July 30, 2022, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $63 million and $64 million as of July 29, 2023 and July 30, 2022, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $8 million and $11 million as of July 29, 2023 and July 30, 2022, respectively. Amounts due from insurance companies were $26 million and $12 million as of July 29, 2023 and July 30, 2022, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

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

Certain customer agreements provide for the right to license one or more of the Company’s tradenames, such as FESTIVAL FOODS®, SENTRY®, COUNTY MARKET®, FOODLAND®, and SUPERVALU®. In addition, the Company enters into franchise agreements to separately charge its customers, who the Company also sells wholesale products to, for the right to use its CUB® tradename. The Company typically does not separately charge for the right to license its tradenames. The Company believes that these tradenames are capable of being distinct, but are not distinct within the context of the contracts with its customers. Accordingly, the Company does not separately recognize revenue related to tradenames utilized by its customers.

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
•Retail, which reflects the Company's Retail segment, including Cub® Foods and Shoppers® stores, excluding Shoppers® locations that were held for sale within discontinued operations; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s Net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

(in millions)	Net Sales for Fiscal 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,816	$—	$—	$—	$12,816
Independent retailers	7,699	—	—	—	7,699
Supernatural	6,374	—	—	—	6,374
Retail	—	2,480	—	—	2,480
Other	2,253	—	224	—	2,477
Eliminations	—	—	—	(1,574)	(1,574)
Total	$29,142	$2,480	$224	$(1,574)	$30,272

(in millions)	Net Sales for Fiscal 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,562	$—	$—	$—	$12,562
Independent retailers	7,360	—	—	—	7,360
Supernatural	5,719	—	—	—	5,719
Retail	—	2,468	—	—	2,468
Other	2,183	—	219	—	2,402
Eliminations	—	—	—	(1,583)	(1,583)
Total	$27,824	$2,468	$219	$(1,583)	$28,928

(in millions)	Net Sales for Fiscal 2021
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,104	$—	$—	$—	$12,104
Independent retailers	6,638	—	—	—	6,638
Supernatural	5,050	—	—	—	5,050
Retail	—	2,442	—	—	2,442
Other	2,081	—	219	—	2,300
Eliminations	—	—	—	(1,584)	(1,584)
Total	$25,873	$2,442	$219	$(1,584)	$26,950
(1)Eliminations primarily includes the net sales elimination of Wholesale to Retail sales and the elimination of sales from segments included within Other to Wholesale.

Whole Foods Market, Inc. was the Company’s largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 21%, 20% and 19% of the Company’s net sales for fiscal 2023, 2022 and 2021, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	July 29, 2023	July 30, 2022
Customer accounts receivable	$887	$1,213
Allowance for uncollectible receivables	(17)	(18)
Other receivables, net	19	19
Accounts receivable, net	$889	$1,214

Notes receivable, net, included within Prepaid expenses and other current assets	$3	$6
Long-term notes receivable, net, included within Other long-term assets	$7	$12

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2023	2022	2021
Balance at beginning of year	$18	$28	$56
Impact of adoption of new credit loss standard	—	—	4
Provision for losses in Operating expenses	2	2	(9)
Reductions of Net sales	6	1	3
Write-offs charged against the allowance	(9)	(13)	(26)
Balance at end of year	$17	$18	$28

On October 31, 2022, the Company entered into a purchase agreement with a third-party financial institution for the sale of certain customer accounts receivable up to a maximum outstanding amount of $300 million, without recourse, subject to eligibility criteria established by the financial institution. Pursuant to the terms of the agreement, certain customer receivables are sold to the third-party financial institution on a revolving basis, subject to certain limitations. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables. On June 27, 2023, the Company entered into an amendment to the purchase agreement, which increased the maximum outstanding amount from $300 million to $350 million.

Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of July 29, 2023, was approximately $310 million. Net proceeds received are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $14 million for fiscal 2023, and is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.
NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in millions)	2023	2022	2021
Restructuring and integration costs	$8	$20	$50
Closed property charges and costs	—	1	6
Total	$8	$21	$56

Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2023 primarily relate to severance costs due to the regional restructuring during the fourth quarter. Fiscal 2022 restructuring and integration costs primarily relate to the finalization of integration costs related to the Supervalu acquisition. Fiscal 2021 restructuring and integration costs primarily relate to certain professional fees for advisory and transformational activities.

Closed Property Charges and Costs

In fiscal 2021, closed property charges relate to lease, and property and equipment asset impairments related to retail stores, lease terminations of non-operating stores and distribution center consolidation.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2023	2022
Land		$136	$137
Buildings and improvements	10 - 40 years	1,024	998
Leasehold improvements	10 - 20 years	284	241
Equipment	3 - 25 years	1,280	1,130
Motor vehicles	5 - 8 years	56	66
Finance lease assets	1 - 9 years	48	58
Construction in progress		186	140
Property and equipment		3,014	2,770
Less accumulated depreciation and amortization		1,247	1,080
Property and equipment, net		$1,767	$1,690

The Company capitalized $5 million, $4 million and $3 million of interest during fiscal 2023, 2022 and 2021, respectively.

Depreciation and amortization expense on property and equipment was $232 million, $213 million and $209 million for fiscal 2023, 2022 and 2021, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company has five goodwill reporting units: two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale); one of which is a separate Retail operating and reportable segment and two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments and are included in the Other segment. The Canada Wholesale operating segment, which is aggregated with U.S. Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria.

In the fourth quarter of fiscal 2023, 2022 and 2021 the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale	Other	Total
Goodwill as of July 31, 2021(1)(2)	$10	$10	$20
Change in foreign exchange rates	—	—	—
Goodwill as of July 30, 2022(1)(2)	10	10	20
Change in foreign exchange rates	—	—	—
Goodwill as of July 29, 2023(1)(2)	$10	$10	$20
(1)    Wholesale amounts are net of accumulated goodwill impairment charges of $717 million for fiscal 2021, 2022 and 2023.
(2)    Other amounts are net of accumulated goodwill impairment charges of $10 million for fiscal 2021, 2022 and 2023.

Identifiable intangible assets, net consisted of the following:

	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$354	$653	$1,007	$294	$713
Pharmacy prescription files	33	22	11	33	18	15
Operating lease intangibles	6	5	1	6	4	2
Trademarks and tradenames	89	57	32	84	51	33
Total amortizing intangible assets	1,135	438	697	1,130	367	763
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	56	—	56
Intangibles assets, net	$1,160	$438	$722	$1,186	$367	$819

The Company performed annual qualitative reviews of its indefinite lived trademarks and tradenames in fiscal 2022 and 2021, which indicated a quantitative assessment was not required.

In the fourth quarter of fiscal 2023, the Company decided to rationalize certain of its brands within its Blue Marble Brands portfolio, resulting in an abandonment of certain brands and a shortened life of remaining brand-related intangible assets. These changes are part of an effort for the Company to focus on its core private brand offerings. As a result, the Company recorded a $25 million intangible asset impairment charge in fiscal 2023 and began amortizing the remaining intangible assets associated with its Blue Marble Brands portfolio. The fair values utilized in the Company’s quantitative assessment were determined using the income approach, discounting projected future net cash flows based on management’s expectations of the current and future operating environment for each brand. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

Amortization expense was $72 million, $72 million and $78 million for fiscal 2023, 2022 and 2021, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of July 29, 2023 is as shown below:

Fiscal Year:	(in millions)
2024	$74
2025	71
2026	67
2027	64
2028	62
Thereafter	359
$697

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at July 29, 2023
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

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of July 29, 2023, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $8 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $8 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

	July 29, 2023		July 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$15	$8	$23	$17
Long-term debt, including current portion	$1,963	$1,903	$2,123	$2,153

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

Details of active swap contracts as of July 29, 2023, which are all pay fixed and receive floating, are as follows:

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

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	Interest Expense, net
(In millions)	2023	2022	2021
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$144	$155	$204
Loss on cash flow hedging relationships:
Gain (loss) reclassified from comprehensive income into earnings	$12	$(36)	$(46)

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at July 29, 2023	Fiscal Maturity Year	July 29, 2023	July 30, 2022
Term Loan Facility	8.47%	2026	$670	$800
ABL Credit Facility	6.31%	2027	812	840
Senior Notes	6.75%	2029	500	500
Other secured loans	4.78%	2024-2025	9	23
Debt issuance costs, net			(22)	(29)
Original issue discount on debt			(6)	(11)
Long-term debt, including current portion			1,963	2,123
Less: current portion of long-term debt			(7)	(14)
Long-term debt			$1,956	$2,109

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of July 29, 2023, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2024	$8	$153
2025	1	143
2026	670	99
2027	812	77
2028	—	34
2029 and thereafter	500	17
	$1,991	$523

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $7 million as of July 29, 2023 and $7 million as of July 30, 2022 in the Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

ABL Credit Facility

The revolving credit agreement dated as of June 3, 2022, (the “ABL Loan Agreement”), by and among the Company (the “ U.S. Borrower”) and UNFI Canada (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), and the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the ABL Lenders, and the other parties thereto, provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”), of which up to $2,600 million is available to the Borrowers, including a U.S. Dollar equivalent of $100 million sublimit for borrowings in Canadian dollars. Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $750 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

The ABL Loan Agreement utilizes Term SOFR and Prime rates as the benchmark interest rates. Borrowings under the ABL Credit Facility bear interest at rates that, at the Borrowers’ option, can be either: (i) a base rate plus a 0.00% - 0.25% margin or (ii) a Term SOFR rate plus a 1.00% - 1.25% margin. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of 0.20%. The ABL Credit Facility will expire at the earlier of (i) June 3, 2027, and (ii) the date that is 90 days prior to the maturity date of the Term Loan Facility (defined below) if on such date more than $100 million of borrowings under the Term Loan Facility remain outstanding and mature prior to June 3, 2027. The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $210 million and (ii) 10% of the aggregate Borrowing Base (as defined below).

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

The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on certain accounts receivable, inventory and certain other assets arising therefrom or related thereto of the Borrowers and Guarantors (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

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

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in millions):	July 29, 2023	July 30, 2022
Certain inventory assets included in Inventories, net	$1,861	$1,789
Certain receivables included in Accounts receivable, net	571	878
Pharmacy prescription files included in Intangible assets, net	11	15
Total	$2,443	$2,682

As of July 29, 2023, the Borrowers’ Borrowing Base, net of $121 million of reserves, was $2,442 million, which is below the $2,600 million limit of availability, resulting in total availability of $2,442 million for loans and letters of credit under the ABL Credit Facility. As of July 29, 2023, the Borrowers had $812 million of loans outstanding under the ABL Credit Facility, which are presented net of debt issuance costs of $8 million and are included in Long-term debt in the Consolidated Balance Sheets. As of July 29, 2023, the U.S. Borrowers had $150 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,480 million as of July 29, 2023.

Availability under the ABL Credit Facility (in millions):	July 29, 2023
Total availability for ABL loans and letters of credit	$2,442
ABL loans	$812
Letters of credit	$150
Unused credit	$1,480

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

Interest rates and fees under the ABL Credit Facility:	Range of Facility Rates and Fees (per annum)	July 29, 2023
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
(1) The U.S. Borrower utilizes SOFR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”), by and among the Company and SUPERVALU INC. (“Supervalu” and, collectively with the Company, the “Term Borrowers”), the financial institutions that are parties thereto as lenders, Credit Suisse, as administrative agent for the Term Lenders, and the other parties thereto, provides for senior secured first lien term loans in an initial aggregate principal amount of $1,950 million, consisting of a $1,800 million seven-year tranche and a $150 million 364-day tranche that was repaid in fiscal 2020 (the “Term Loan Facility”). The net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs. Any amounts then outstanding will be payable in full on October 22, 2025.

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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of July 29, 2023 and July 30, 2022, there was $617 million and $629 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Consolidated First Lien Net Leverage Ratio at the end of fiscal 2023, no prepayment from Excess Cash Flow in fiscal 2023 is required to be made in fiscal 2024.

As of July 29, 2023, the Company had borrowings of $670 million outstanding under the Term Loan Facility, which are presented in the Consolidated Balance Sheets net of debt issuance costs of $7 million and an original issue discount on debt of $6 million. As of July 29, 2023, no amount of the Term Loan Facility was classified as current.

As of July 29, 2023, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a SOFR rate plus a margin of 3.25%, provided that the SOFR rate shall never be less than 0.0%.

On November 10, 2021, the Company made a voluntary prepayment of $150 million on the Term Loan Facility funded with incremental borrowings under the then outstanding ABL Credit Facility that reduced its interest costs. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $5 million related to unamortized debt issuance costs and a loss on unamortized original issue discount, which was recorded within Interest expense, net in the second quarter of fiscal 2022.

On November 7, 2022, the Company made a $125 million voluntary prepayment on the Term Loan Facility with a portion of the proceeds received from monetizing certain receivables previously within accounts receivable, net associated with the Company’s purchase agreement with a third-party financial institution as previously discussed within Note 3—Revenue Recognition.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2023, 2022 and 2021 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 1, 2020	$—	$(116)	$(21)	$(102)	$(239)
Other comprehensive income before reclassifications	1	167	5	8	181
Amortization of amounts included in net periodic benefit income	—	(2)	—	—	(2)
Amortization of cash flow hedges	(1)	—	—	34	33
Settlement gain	—	(12)	—	—	(12)
Net current period Other comprehensive income	—	153	5	42	200
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive (loss) income before reclassifications	—	(42)	(3)	34	(11)
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	26	28
Net current period Other comprehensive income (loss)	2	(40)	(3)	60	19
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	—	(20)	(2)	23	1
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	(2)	—	—	(9)	(11)
Net current period Other comprehensive (loss) income	(2)	(18)	(2)	14	(8)
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)

Items reclassified out of Accumulated other comprehensive (loss) income had the following impact on the Consolidated Statements of Operations:

(in millions)	2023	2022	2021	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit cost (income)(1)	$3	$4	$(1)	Net periodic benefit income, excluding service cost
Settlement gain	—	—	(17)	Net periodic benefit income, excluding service cost
Total reclassifications	3	4	(18)
Income tax (benefit) expense	(1)	(2)	4	Provision for income taxes
Total reclassifications, net of tax	$2	$2	$(14)

Swap agreements:
Reclassification of cash flow hedge	$(12)	$36	$46	Interest expense, net
Income tax expense (benefit)	3	(10)	(12)	Provision for income taxes
Total reclassifications, net of tax	$(9)	$26	$34

Other cash flow hedges:
Reclassification of cash flow hedge	$(3)	$2	$(1)	Cost of sales
Income tax expense	1	—	—	Provision for income taxes
Total reclassifications, net of tax	$(2)	$2	$(1)
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial loss as reflected in Note 13—Benefit Plans.

As of July 29, 2023, the Company expects to reclassify $16 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	July 29, 2023	July 30, 2022
Operating lease assets	Operating lease assets	$1,228	$1,176
Finance lease assets	Property and equipment, net	14	22
Total lease assets		$1,242	$1,198

Operating liabilities	Current portion of operating lease liabilities	$180	$156
Finance liabilities	Current portion of long-term debt and finance lease liabilities	11	13
Operating liabilities	Long-term operating lease liabilities	1,099	1,067
Finance liabilities	Long-term finance lease liabilities	12	23
Total lease liabilities		$1,302	$1,259

Lease assets and liabilities presented in the table above include lease contracts related to our discontinued operations, as the Company expects to remain primarily obligated under these leases.

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2023	2022	2021
Operating lease cost	Operating expenses	$261	$241	$229
Short-term lease cost	Operating expenses	17	19	29
Variable lease cost	Operating expenses	73	73	64
Sublease income	Operating expenses	(8)	(8)	(8)
Sublease income	Net sales	(14)	(17)	(20)
Other sublease income, net	Restructuring, acquisition and integration related expenses(2)	(1)	(2)	(3)
Net operating lease cost(1)		328	306	291
Amortization of leased assets	Operating expenses	7	10	13
Interest on lease liabilities	Interest expense, net	3	11	19
Finance lease cost		10	21	32
Total net lease cost		$338	$327	$323
(1)Rent expense as presented here includes $0 million, $0 million and $2 million in fiscal 2023, 2022 and 2021, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.
(2)Includes $27 million, $29 million and $31 million of lease expense in fiscal 2023, 2022 and 2021, respectively, and $(28) million, $(31) million, and $(33) million of lease income in fiscal 2023, 2022 and 2021, respectively, that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

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

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of July 29, 2023, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases (2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$281	$13	$(41)	$—	$240	$13
2025	242	8	(31)	—	211	8
2026	206	4	(23)	—	183	4
2027	166	1	(15)	—	151	1
2028	151	—	(12)	—	139	—
Thereafter	937	—	(24)	—	913	—
Total undiscounted lease liabilities and receipts	$1,983	$26	$(146)	$—	$1,837	$26
Less interest(3)	(704)	(3)
Present value of lease liabilities	1,279	23
Less current lease liabilities	(180)	(11)
Long-term lease liabilities	$1,099	$12
(1)Operating lease payments include $2 million related to extension options that are reasonably certain of being exercised and exclude $787 million of legally binding undiscounted minimum lease payments for leases signed but not yet commenced.
(2)There were no finance leases for which the extension options are reasonably certain of being exercised and excluded from legally binding minimum lease payments for leases signed but not yet commenced.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	July 29, 2023	July 30, 2022
Weighted-average remaining lease term (years)
Operating leases	9.7 years	10.4 years
Finance leases	2.9 years	3.3 years
Weighted-average discount rate
Operating leases	8.9%	9.0%
Finance leases	9.8%	9.3%

Other Information
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$249	$224	$220
Operating cash flows from finance leases	$2	$7	$12
Financing cash flows from finance leases	$10	$160	$9
Leased assets obtained in exchange for new finance lease liabilities	$—	$1	$—
Leased assets obtained in exchange for new operating lease liabilities	$237	$292	$263

NOTE 12—SHARE-BASED AWARDS

As of July 29, 2023, the Company has restricted stock awards and performance share units and stock options outstanding under two equity incentive plans: the 2012 Equity Incentive Plan, as amended and restated (the “2012 Plan”) and the Second Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee thereof. As of July 29, 2023, the Company has 1.6 million shares authorized and available for grant under the 2020 Equity Incentive Plan. The authorization for new grants under the 2012 Plan has expired.
Share-Based Compensation Expense
The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2023	2022	2021
Restricted stock awards	$35	$36	$36
Supervalu replacement awards(1)	—	—	5
Performance-based share awards	3	7	8
Share-based compensation expense recorded in Operating expenses	38	43	49
Income tax benefit	(10)	(12)	(13)
Share-based compensation expense, net of tax	$28	$31	$36

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses(2)	$—	$1	$1
Income tax benefit	—	—	—
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$—	$1	$1
(1)Amounts are derived primarily from liability classified awards.
(2)Includes equity classified awards of $1 million for fiscal 2022 and fiscal 2021, respectively.

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three or four equal installments. The Board of Directors has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forth grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards have a three-year cliff vest, subject to achievement of the performance objective. As of July 29, 2023, there was $45 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards
The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. The following summary presents information regarding restricted stock units, Supervalu Replacement Awards and performance share units:

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at August 1, 2020	7.4	$18.54
Granted	2.4	17.55
Vested	(2.6)	19.94
Forfeited/Canceled	(0.4)	24.11
Outstanding at July 31, 2021	6.8	17.33
Granted	1.2	45.46
Vested	(2.8)	42.06
Forfeited/Canceled	(0.3)	37.68
Outstanding at July 30, 2022	4.9	20.02
Granted	1.7	35.01
Vested	(3.1)	35.48
Forfeited/Canceled	(0.3)	21.55
Outstanding at July 29, 2023	3.2	$32.11

(in millions)	2023	2022	2021
Intrinsic value of restricted stock units vested	$113	$125	$51

Performance-Based Share Awards
During fiscal 2023, the Company granted 0.4 million performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.4 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $36.87. These performance units are tied to fiscal 2023, 2024 and 2025 performance metrics, including adjusted earnings per share (“EPS”) growth and adjusted return on invested capital (“ROIC”). An insignificant amount of performance share units granted in fiscal 2023 were forfeited during fiscal 2023.

During fiscal 2022, the Company granted 0.3 million performance share units to its executives and other senior leaders (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $49.31. These performance units are tied to fiscal 2022, 2023 and 2024 performance metrics, including adjusted EPS growth and adjusted ROIC. An insignificant amount of performance share units granted in fiscal 2022 were forfeited during fiscal 2023.

During fiscal 2021, the Company granted 0.5 million performance share units to its executives and other senior leaders (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $18.19. These performance units were tied to fiscal 2021, 2022 and 2023 performance metrics, including adjusted EPS growth, adjusted ROIC and adjusted EBITDA leverage. An insignificant amount of performance share units granted in fiscal 2021 were forfeited during fiscal 2023. Based on performance through the performance period ended July 29, 2023, 0.3 million performance share units have been earned and will be issued in fiscal 2024.

Stock Options
The Company did not grant options in fiscal 2023, 2022 or 2021. The following summary presents information regarding outstanding stock options as of July 29, 2023 and changes during the fiscal year then ended:

	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	0.5	$54.11	1.6 years
Exercised	—	37.02
Canceled	(0.2)	52.08
Outstanding at end of year	0.3	—	1.1 years	$—
Exercisable at end of year	0.3	$55.46	1.1 years	$—

The aggregate intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $0 million, $2 million and $1 million, respectively.
Supervalu Replacement Awards
Pursuant to the Agreement and Plan of Merger, dated July 25, 2018, by and among Supervalu, SUPERVALU Enterprises, Inc., the company and Jedi Merger Sub, Inc., dated as of July 25, 2018, as amended on October 10, 2018 (the “Merger Agreement”), each outstanding Supervalu stock option, whether vested or unvested, that was unexercised immediately prior to the effective time of the merger (“SVU Option”) was converted, effective as of the effective time of the merger, into a stock option exercisable for shares of common stock of the Company (“Supervalu Replacement Options”) in accordance with the adjustment provisions of the Supervalu stock. In addition, each outstanding Supervalu restricted share award, restricted stock unit award, deferred share unit award and performance share unit award (“SVU Equity Award”) was converted, effective as of the effective time of the merger, into time-vesting awards (“Supervalu Replacement Award”) with a settlement value equal to the merger consideration of $32.50 per share multiplied by the number of shares of Supervalu common stock subject to such SVU Equity Award. The Supervalu Replacement Awards were liability classified awards as they were ultimately settled in cash or shares at the discretion of the employee. The Supervalu Replacement Awards liabilities were expensed over the service period based on the fixed value of $32.50 per share. As of the end of fiscal 2022, there were no longer any outstanding Supervalu Replacement Awards.
NOTE 13—BENEFIT PLANS
The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plans and certain supplemental executive retirement plans. These plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately 65% of the 10,667 union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2023		2022
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit obligation at beginning of year	$1,706	$12	$2,093	$18
Actuarial gain	(121)	(1)	(322)	(4)
Benefits paid	(103)	—	(103)	(1)
Interest cost	63	—	38	—
Settlements paid	—	—	—	(1)
Benefit obligation at end of year	1,545	11	1,706	12
Changes in Plan Assets
Fair value of plan assets at beginning of year	1,716	—	2,118	—
Actual return on plan assets	(55)	—	(300)	—
Benefits paid	(103)	(1)	(103)	(1)
Settlements paid	—	—	—	(1)
Employer contributions	1	1	1	2
Fair value of plan assets at end of year	1,559	—	1,716	—
Funded (unfunded) status at end of year	$14	$(11)	$10	$(12)

The actuarial gain on projected pension benefit obligations in fiscal 2023 was primarily the result of a 81 basis points increase in the discount rate on the SUPERVALU INC. Retirement Plan. The actuarial gain on projected pension benefit obligations in fiscal 2022 was primarily the result of a 158 basis points increase in the discount rate on the SUPERVALU INC. Retirement Plan, and updated mortality assumptions.
The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
July 29, 2023:
Fair value of plan assets at end of year	$1,559	$—	$1,559
Benefit obligation at end of year	(1,539)	(6)	(1,545)
Funded (unfunded) status at end of year	$20	$(6)	$14

	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
July 30, 2022:
Fair value of plan assets at end of year	$1,716	$—	$1,716
Benefit obligation at end of year	(1,698)	(8)	(1,706)
Funded (unfunded) status at end of year	$18	$(8)	$10

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2023		2022		2021
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected return on plan assets	$(95)	$—	$(82)	$—	$(104)	$—
Interest cost	63	—	38	—	37	—
Amortization of prior service cost (credit)	—	3	—	3	—	(1)
Amortization of net actuarial loss (gain)	—	—	1	—	1	(1)
Settlement gain	—	—	—	—	—	(17)
Net periodic benefit (income) cost	(32)	3	(43)	3	(66)	(19)
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Loss) Income
Net actuarial loss (gain)	29	(1)	59	(3)	(225)	(8)
Prior service cost	—	—	—	—	—	25
Amortization of prior service (cost) benefit	—	(3)	—	(3)	—	3
Amortization of net actuarial (gain) loss	—	—	—	—	(1)	1
Total expense (benefit) recognized in Other comprehensive (loss) income	29	(4)	59	(6)	(226)	21
Total (benefit) expense recognized in net periodic benefit cost (income) and Other comprehensive (loss) income	$(3)	$(1)	$16	$(3)	$(292)	$2

Amounts recognized in the Consolidated Balance Sheets as of July 29, 2023 and July 30, 2022 consist of the following:

	July 29, 2023		July 30, 2022
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$20	$—	$18	$—
Pension and other postretirement benefit obligations	(6)	(10)	(6)	(12)
Accrued compensation and benefits	—	(1)	(2)	—
Total	$14	$(11)	$10	$(12)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit (income) cost consisted of the following:

	2023	2022	2021
Benefit obligation assumptions:
Discount rate	5.01% - 5.03%	4.20% - 4.26%	2.62% - 2.75%
Net periodic benefit (income) cost assumptions:
Discount rate	4.20% - 4.26%	2.62% - 2.75%	1.17% - 2.27%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	6.00%	4.25% - 4.50%	1.00% - 5.50%
Interest credit	5.00%	5.00%	5.00%
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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.10% as of July 29, 2023. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2030, until it reaches the ultimate trend rate of 4.50%. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.20% as of July 29, 2023.

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

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2023	2022
Fixed income	85.0%	85.1%	85.0%
Domestic equity	5.5%	5.3%	5.4%
Private equity	4.0%	4.0%	5.3%
International equity	3.5%	3.5%	2.3%
Real estate	2.0%	2.1%	2.0%
Total	100.0%	100.0%	100.0%

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

The fair value of assets held in the master trust for defined benefit pension plans as of July 29, 2023, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$46	$—	$—	$—	$46
Common collective trusts	—	541	—	—	541
Corporate bonds	—	582	—	—	582
Government securities	—	161	—	—	161
Mortgage-backed securities	—	30	—	—	30
Other	100	3	—	—	103
Private equity and real estate partnerships	—	—	—	96	96
Total plan assets at fair value	$146	$1,317	$—	$96	$1,559

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

Contributions

No minimum pension contributions were required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2023. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2024.

The Company funds its defined benefit pension plans based on the minimum contribution required under the Internal Revenue Code, ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by our external actuarial consultant, and additional contributions made at its discretion. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2024	$124	$1
2025	117	1
2026	117	1
2027	116	1
2028	114	1
Years 2029-2033	565	4

Defined Contribution Plan

The Company sponsors a defined contribution and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax Roth basis. The Company matches a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plan is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for this plan were $30 million, $29 million and $27 million for fiscal 2023, 2022 and 2021, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

As of July 29, 2023 there was $4 million of Accrued compensation and benefits and $4 million of Other long-term liabilities recognized in the Consolidated Balance Sheets. As of July 30, 2022 there was $4 million of Accrued compensation and benefits and $5 million of Other long-term liabilities.

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2022 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plan and is annually certified by each plan’s actuary. Among other factors, deep red zone status or critical and declining plans are generally less than 65% funded and are projected to become insolvent within 15 to 20 years, red zone status plans are generally less than 65% funded and are considered in critical status, yellow zone status plans are less than 80% funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. The American Rescue Plan Act of 2021 (“ARPA”) created the Special Financial Assistance (“SFA”) Program to permit financially troubled multiemployer plans to apply for a cash payment intended to keep plans solvent and able to pay benefits through 2051. As July 29, 2023, certain plans in which the Company participates have applied for or received SFA, and other plans in which the Company participates are expected to apply.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2022.

The following table contains information about the Company’s significant multiemployer plans from which the Company has not withdrawn (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	2022	FIP/RP Status Pending/Implemented	2023	2022	2021	Surcharges Imposed(1)
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	No	$12	$11	$12	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	13	10	10	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	3	4	4	NA
Central States, Southeast & Southwest Areas Pension Plan	366044243-001	12/31	Deep Red	Implemented	5	5	6	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Implemented	3	3	3	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	10	10	10	No
UFCW Unions and Employers Pension Plan(2)	396069053-001	NA	NA	NA	—	—	1	NA
All Other Multiemployer Pension Plans(3)					2	2	2
Total					$48	$45	$48
(1)    PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)    The Company withdrew from this plan in fiscal 2021 and made no contributions in fiscal 2022 or fiscal 2023. The plan was included in the table above for contributions made in fiscal 2021.
(3)    All Other Multiemployer Pension Plans includes 3 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2022
Minneapolis Food Distributing Industry Pension Plan	5/31/2026	1	5/31/2026	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2025	1	3/4/2025	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2025	1	3/4/2025	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	6/03/2024 - 5/31/2025	4	8/3/2024	37.9%	☐
UFCW Unions and Participating Employers Pension Fund	07/12/2024	2	7/12/2024	75.0%	☒
Western Conference of Teamsters Pension Plan Trust	4/30/2024 - 9/20/2026	13	9/20/2026	24.9%	☐
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

As of July 29, 2023, accrued multiemployer pension plan withdrawal liabilities included in Other long-term liabilities and Accrued compensation and benefits were $73 million and $7 million, respectively, for 13 multiemployer plans. As of July 30, 2022 amounts included in Other long-term liabilities and Accrued compensation and benefits were $94 million and $7 million, respectively. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

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

The Company contributed $85 million, $81 million and $78 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of July 29, 2023, we had approximately 29,455 employees. Approximately 10,667 employees are covered by 49 collective bargaining agreements. During fiscal 2023, 9 collective bargaining agreements covering approximately 4,730 employees were renegotiated and 2 collective bargaining agreements covering approximately 90 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2024, 14 collective bargaining agreements covering approximately 4,210 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax (Benefit) Expense

For fiscal 2023, (loss) income before income taxes consists of $(1) million from U.S. continuing operations and $8 million from foreign continuing operations. Income before income taxes for fiscal 2022 consists of $302 million from U.S. continuing operations and $8 million from foreign continuing operations. Income before income taxes for fiscal 2021 consists of $175 million from U.S. continuing operations and $8 million from foreign continuing operations.

The total (benefit) provision for income taxes included in the Consolidated Statements of Operations consisted of the following:

(in millions)	2023	2022	2021
Continuing operations	$(23)	$56	$34
Discontinued operations	—	—	(1)
Total	$(23)	$56	$33

The income tax (benefit) expense in continuing operations was allocated as follows:

(in millions)	2023	2022	2021
Income tax (benefit) expense	$(23)	$56	$34
Other comprehensive (loss) income	(2)	11	65
Total	$(25)	$67	$99

Total federal, state and foreign income tax (benefit) expense in continuing operations consists of the following:

(in millions)	Current	Deferred	Total
Fiscal 2023
U.S. Federal	$23	$(36)	$(13)
State and Local	(11)	(1)	(12)
Foreign	1	1	2
	$13	$(36)	$(23)
Fiscal 2022
U.S. Federal	$(7)	$45	$38
State and Local	6	9	15
Foreign	2	1	3
	$1	$55	$56
Fiscal 2021
U.S. Federal	$30	$(8)	$22
State and Local	7	2	9
Foreign	2	1	3
	$39	$(5)	$34

Total income tax (benefit) expense in continuing operations was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in millions)	2023	2022	2021
Computed “expected” tax expense	$1	$66	$39
State and local income tax, net of Federal income tax benefit	(1)	18	10
Non-deductible expenses	3	13	7
Tax effect of share-based compensation	(9)	(31)	(3)
General business credits	(8)	(3)	(6)
Unrecognized tax benefits	(16)	(6)	(4)
Enhanced inventory donations	(1)	(2)	(3)
Changes in valuation allowance(1)	4	1	1
Other, net(1)	4	—	(7)
Total income tax (benefit) expense	$(23)	$56	$34
(1)Immaterial prior period amounts that were included in the other, net category have been reclassified to conform with current period presentation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of period	$19	$27	$32
Unrecognized tax benefits added during the period	5	—	6
Decreases in unrecognized tax benefits due to statute expiration	(5)	(7)	(8)
Decreases in unrecognized tax benefits due to settlements	(8)	(1)	(3)
Unrecognized tax benefits at end of period	$11	$19	$27

In addition, the Company has $1 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2023, 2022 and 2021, total accrued interest and penalties was $1 million, $6 million and $6 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of July 29, 2023, the Company is no longer subject to federal income tax examinations for fiscal years before 2016 and in most states is no longer subject to state income tax examinations for fiscal years before 2011 and 2016 for Supervalu and the Company, respectively. Due to the implementation of the CARES Act, NOLs were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, the Company does not anticipate that the amount of unrecognized tax benefits will change significantly during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 29, 2023 and July 30, 2022 are presented below:

(in millions)	July 29, 2023	July 30, 2022
Deferred tax assets:
Compensation and benefits related	$29	$50
Accounts receivable, principally due to allowances for uncollectible accounts	4	4
Accrued expenses	52	37
Net operating loss carryforwards	10	14
Other tax carryforwards (interest, charitable contributions)	32	15
Foreign tax credits	1	1
Intangible assets	50	50
Lease liabilities	333	319
Other deferred tax assets	6	—
Total gross deferred tax assets	517	490
Less valuation allowance	(7)	(5)
Net deferred tax assets	$510	$485
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$141	$159
Inventories	15	29
Lease right of use assets	317	304
Interest rate swap agreements	5	1
Total deferred tax liabilities	478	493
Net deferred tax assets (liabilities)	$32	$(8)

Tax Credits and Valuation Allowances

At July 29, 2023, the Company had gross deferred tax assets of approximately $517 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of July 29, 2023, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits, charitable contribution carryovers and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its charitable contribution carryovers, state net operating losses and foreign tax credits that, in the Company’s judgment, are not likely to be realized within the applicable recovery periods.

At July 29, 2023, the Company had net operating loss carryforwards of approximately $1 million for federal income tax purposes that are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times through fiscal year 2027. As of July 29, 2023, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at July 29, 2023 and correspondingly no valuation allowance has been established.

At July 29, 2023, the Company had disallowed charitable contribution carryforwards of approximately $45 million that are available for carryforward over five years. As of July 29, 2023, the Company anticipates sufficient future taxable income to utilize $30 million of these charitable contribution carryovers within the applicable five-year carryforward periods. The Company has established a valuation allowance against the $15 million of charitable contribution carryovers that, in the Company’s judgement, are not likely to be realized within the applicable recovery period.

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

Effective Tax Rate

The Company’s effective income tax rate for continuing operations was a benefit rate of 328.6% on pre-tax income for fiscal 2023 as compared to an expense rate of 18.1% and 18.6% on pre-tax income for fiscal 2022 and 2021, respectively. For fiscal 2021, the effective tax rate was reduced by solar and employment tax credits, including the tax credit impact of a fiscal 2021 investment in an equity method partnership, the recognition of previously unrecognized tax benefits, excess tax deductions attributable to share-based compensation and inventory deductions, as well as the impact of favorable return-to-provision adjustments. For fiscal 2022, the effective tax rate was reduced by the impact of discrete tax benefits related to employee stock awards and the release of unrecognized tax positions, partially offset by non-deductible executive compensation. For fiscal 2023, the effective tax rate was impacted by solar credits, including the tax credit impact of a fiscal 2023 investment in an equity method partnership and solar credits associated with a solar array installation at the Company’s Howell Township, New Jersey facility. The effective tax rate was also impacted by the recognition of previously unrecognized tax benefits and excess tax deductions attributable to share-based compensation. The combined impact of these fiscal 2023 tax benefits exceeded pre-tax income, generating an overall tax benefit rate for fiscal 2023.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

(in millions, except per share data)	2023	2022	2021
Basic weighted average shares outstanding	59.2	58.0	56.1
Net effect of dilutive stock awards based upon the treasury stock method	1.5	3.0	3.9
Diluted weighted average shares outstanding	60.7	61.0	60.0

Basic earnings per share(1):
Continuing operations	$0.41	$4.28	$2.55
Discontinued operations	$—	$—	$0.10
Basic earnings per share	$0.41	$4.28	$2.65
Diluted earnings per share(1):
Continuing operations	$0.40	$4.07	$2.38
Discontinued operations	$—	$—	$0.09
Diluted earnings per share	$0.40	$4.07	$2.48

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	0.8	0.5	0.9
(1)     Earnings per share amounts are calculated using actual unrounded figures.

NOTE 16—BUSINESS SEGMENTS

The Company has two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Company organizes and operates the Wholesale reportable segment through three U.S geographic regions: East, Central and West, and Canada Wholesale, which is operated separately from the U.S. Wholesale business. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics, and therefore have been aggregated into a single reportable segment. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Wholesale reportable segment is engaged in the distribution of grocery and non-food products, and provides support services to retailers in the United States and Canada. The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by the Company. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a single location food manufacturing business, which engages in the importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s natural branded product lines, primarily Blue Marble Brands. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Wholesale records revenues related to sales to Retail at gross margin rates consistent with sales to other similar wholesale customers.

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

The following table provides information by reportable segment, including continuing operations Net sales, Adjusted EBITDA, with a reconciliation to Income from continuing operations before income taxes, depreciation and amortization, and payments for capital expenditures:

(in millions)	2023	2022	2021
Net sales:
Wholesale(1)	$29,142	$27,824	$25,873
Retail	2,480	2,468	2,442
Other	224	219	219
Eliminations	(1,574)	(1,583)	(1,584)
Total Net sales	$30,272	$28,928	$26,950
Continuing operations Adjusted EBITDA:
Wholesale	$540	$696	$677
Retail	70	98	98
Other	31	44	(10)
Eliminations	(1)	(9)	1
Adjustments:
Net income attributable to noncontrolling interests	6	6	6
Net periodic benefit income, excluding service cost	29	40	85
Interest expense, net	(144)	(155)	(204)
Other income, net	2	2	8
Depreciation and amortization	(304)	(285)	(285)
Share-based compensation(2)	(38)	(43)	(49)
LIFO charge	(119)	(158)	(24)
Restructuring, acquisition, and integration related expenses	(8)	(21)	(56)
(Loss) gain on sale of assets and other asset charges	(30)	87	4
Multi-employer pension plan withdrawal (charges) benefit	(1)	8	(63)
Other retail expense	(1)	—	(5)
Business transformation costs	(25)	—	—
Income from continuing operations before income taxes	$7	$310	$183
Depreciation and amortization:
Wholesale	$263	$254	$252
Retail	36	29	29
Other	5	2	4
Total depreciation and amortization	$304	$285	$285
Payments for capital expenditures:
Wholesale	$290	$224	$285
Retail	33	27	25
Total capital expenditures	$323	$251	$310
(1)For fiscal 2023, 2022 and 2021, as presented in Note 3—Revenue Recognition, the Company recorded $1,331 million, $1,358 million and $1,381 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.
(2)Fiscal 2022 and 2021 include an immaterial amount of liability-settled share compensation expense.

Total assets by reportable segment were as follows:

(in millions)	July 29, 2023	July 30, 2022
Assets:
Wholesale	$6,405	$6,733
Retail	648	599
Other	377	335
Eliminations	(36)	(39)
Total assets	$7,394	$7,628

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of July 29, 2023. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to seven years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of July 29, 2023, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $15 million ($12 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of July 29, 2023, a total estimated loss of $1 million is recorded in the Consolidated Balance Sheets.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company provided Save-A-Lot with various technical, human resources, finance and other operational services. The Company primarily ceased providing services under the Services Agreement in fiscal 2022. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the de minimis fair value of the guarantee in the Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of July 29, 2023, the Company had approximately $685 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The Company believes these claims are without merit and intends to vigorously defend this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act ("FCA"). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeal. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the relators filed a petition for rehearing. On December 3, 2021, the Seventh Circuit denied the petition for rehearing. On April 1, 2022, the relators filed a petition for a writ of certiorari with the United States Supreme Court which was granted on January 13, 2023. Oral argument took place in the Supreme Court on April 18, 2023. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgement and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgement order and remanded to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024, and indicated it would allow further summary judgement motions, which the Company anticipates filing.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of July 29, 2023, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 18—DISCONTINUED OPERATIONS

The following table summarizes the operating results of discontinued operations included in the Consolidated Statements of Operations:

(in millions)	2021
Net sales	$42
Cost of sales	28
Gross profit	14
Operating expenses	9
Income from discontinued operations before income taxes	5
Benefit for income taxes	(1)
Income from discontinued operations, net of tax	$6

No net sales were recorded within continuing operations for retail stores within discontinued operations that the Company disposed of and expects to dispose of without a supply agreement. These net sales have been eliminated upon consolidation within the Wholesale segment of continuing operations and amounted to $22 million in fiscal 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 29, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of July 29, 2023, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of July 29, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Financial Statements and Supplementary Data in Part II, Item 8 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Securities Exchange Act of 1934, as amended Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended July 29, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On June 16, 2023, Danielle Benedict, our Chief Human Resources Officer, terminated an existing 10b5-1 sales plan dated December 21, 2022 and following such termination entered into a new 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides for the potential sale, on the dates and at the prices set forth in the plan, of up to 17,500 shares of our common stock from October 2, 2023 through the plan’s end date of June 7, 2024.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 19, 2023 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Committees of the Board of Directors,” “Nomination of Directors,” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

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

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).
4.1	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2009).
4.2*	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1**	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 18, 2012) (the “2012 Equity Plan”).
10.2**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013).

10.3**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 6, 2015) (the “A&R 2012 Equity Plan”).

10.4+
Agreement for the Distribution of Products, effective September 28, 2015, between Whole Foods Market Distribution, Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.5
First Amendment to Agreement for Distribution of Products, dated March 3, 2021, between the Registrant and Whole Foods Market Distribution, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 4, 2021).

10.6
Loan Agreement, dated June 3, 2022, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.7
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA, as administrative agent for the lenders, and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.8
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

Exhibit No.	Description
10.9
Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., CreditSuisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.10
Amendment No. 3 to Term Loan Agreement, dated June 3, 2022, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.11**
Amended and Restated Employment Agreement, dated as of November 5, 2018 and effective as of October 22, 2018, by and among United Natural Foods, Inc. and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).

10.12**
Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020).

10.13**
Second Amendment to Amended and Restated Employment Agreement, dated as of March 9, 2021, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.14**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.15**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.16
Indenture, dated October 22, 2020, among the Registrant, its subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020).

10.17**
Change of Control Severance Agreement, dated as of November 30, 2015, by and among SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.18**
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

10.20**
Second Amendment to Transition Agreement, dated as of May 12, 2020, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.21**
Third Amendment to Transition Agreement, dated as of March 9, 2021, by and among the Registrant, SUPERVALU INC. and Michael Stigers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.22**
CEO Severance Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.23**
CEO Change in Control Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.24**
CEO Indemnification Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.25**
Form of RSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.26**
Form of PSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.27**	Form of Inducement RSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.28**	Form of Inducement PSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.29**	Waiver and Release Agreement, by and between the Registrant and Jill E. Sutton (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2022).

Exhibit No.	Description
10.30**	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).
10.31**
Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.32**
Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.33**	Form of Inducement RSU Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).
10.34**
Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020).

10.35**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of March 3, 2023 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.36* **	United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 21, 2023.
10.37**	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2022).
10.38**
Consulting Agreement, effective as of October 31, 2022, by and among the Registrant and Eric Dorne (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).

10.39**
Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.40**
Form of RSU Award Agreement pursuant to Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.41**
Form of PSU Award Agreement pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.42**
Addendum to Consulting Agreement, effective as of April 12, 2023, by and among the Registrant and Eric Dorne (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

10.43* **	Form of RSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.44* **	Form of PSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.45* **	Form of RSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.46* **	Form of PSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.47* **	Form of RSU Award Agreement (Director) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan.
10.48* **	Form of Indemnification Agreement.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Erroneously Awarded Incentive-Based Compensation Clawback Policy, effective October 2, 2023.

Exhibit No.	Description
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023, filed with the SEC on September 26, 2023, formatted in Inline XBRL (included in Exhibit 101).
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
Dated: September 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer) and Director	September 26, 2023
J. Alexander Miller Douglas
/s/ JOHN W. HOWARD	Chief Financial Officer (Principal Financial Officer)	September 26, 2023
John W. Howard
/s/ R. ERIC ESPER	Chief Accounting Officer (Principal Accounting Officer)	September 26, 2023
R. Eric Esper
/s/ JACK L. STAHL	Chairman	September 26, 2023
Jack L. Stahl
/s/ ERIC F. ARTZ	Director	September 26, 2023
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 26, 2023
Ann Torre Bates
/s/ GLORIA R. BOYLAND	Director	September 26, 2023
Gloria R. Boyland
/s/ DENISE M. CLARK	Director	September 26, 2023
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	September 26, 2023
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 26, 2023
Michael S. Funk
/s/ JAMES L. MUEHLBAUER	Director	September 26, 2023
James L. Muehlbauer
/s/ PETER A. ROY	Director	September 26, 2023
Peter A. Roy
/s/ MOHAMMAD SHAMIM	Director	September 26, 2023
Mohammad Shamim