Form 10-Q
period 2023-10-28
UNITED NATURAL FOODS INC
filed 2023-12-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023 there were 59,407,969 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	October 28, 2023	July 29, 2023
ASSETS
Cash and cash equivalents	$37	$37
Accounts receivable, net	1,013	889
Inventories, net	2,648	2,292
Prepaid expenses and other current assets	259	245
Total current assets	3,957	3,463
Property and equipment, net	1,744	1,767
Operating lease assets	1,218	1,228
Goodwill	19	20
Intangible assets, net	703	722
Deferred income taxes	32	32
Other long-term assets	175	162
Total assets	$7,848	$7,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,934	$1,781
Accrued expenses and other current liabilities	277	283
Accrued compensation and benefits	169	143
Current portion of operating lease liabilities	181	180
Current portion of long-term debt and finance lease liabilities	16	18
Total current liabilities	2,577	2,405
Long-term debt	2,296	1,956
Long-term operating lease liabilities	1,090	1,099
Long-term finance lease liabilities	10	12
Pension and other postretirement benefit obligations	16	16
Other long-term liabilities	160	162
Total liabilities	6,149	5,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 61.9 shares issued and 59.4 shares outstanding at October 28, 2023; 61.0 shares issued and 58.5 shares outstanding at July 29, 2023	1	1
Additional paid-in capital	606	606
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(33)	(28)
Retained earnings	1,211	1,250
Total United Natural Foods, Inc. stockholders’ equity	1,699	1,743
Noncontrolling interests	—	1
Total stockholders’ equity	1,699	1,744
Total liabilities and stockholders’ equity	$7,848	$7,394

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended
	October 28, 2023	October 29, 2022
Net sales	$7,552	$7,532
Cost of sales	6,522	6,436
Gross profit	1,030	1,096
Operating expenses	1,023	1,000
Restructuring, acquisition and integration related expenses	4	2
Loss (gain) on sale of assets and other asset charges	19	(5)
Operating (loss) income	(16)	99
Net periodic benefit income, excluding service cost	(3)	(7)
Interest expense, net	35	35
Other income, net	—	(1)
(Loss) income before income taxes	(48)	72
(Benefit) provision for income taxes	(9)	5
Net (loss) income including noncontrolling interests	(39)	67
Less net income attributable to noncontrolling interests	—	(1)
Net (loss) income attributable to United Natural Foods, Inc.	$(39)	$66

Basic (loss) earnings per share	$(0.67)	$1.12
Diluted (loss) earnings per share	$(0.67)	$1.07

Weighted average shares outstanding:
Basic	58.7	58.8
Diluted	58.7	61.6

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	13-Week Period Ended
	October 28, 2023	October 29, 2022
Net (loss) income including noncontrolling interests	$(39)	$67
Other comprehensive (loss) income:
Recognition of interest rate swap cash flow hedges, net of tax(1)	(3)	18
Foreign currency translation adjustments	(3)	(3)
Recognition of other cash flow derivatives, net of tax	1	—
Total other comprehensive (loss) income	(5)	15
Less comprehensive income attributable to noncontrolling interests	—	(1)
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(44)	$81

(1)Amounts are net of tax (benefit) expense of $(1) million and $6 million for the first quarters of fiscal 2024 and 2023, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended October 28, 2023 and October 29, 2022
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	0.9	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(39)	(39)	—	(39)
Balances at October 28, 2023	61.9	$1	2.5	$(86)	$606	$(33)	$1,211	$1,699	$—	$1,699

Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(37)	—	—	(37)	—	(37)
Share-based compensation	—	—	—	—	12	—	—	12	—	12
Repurchases of common stock	—	—	0.4	(12)	—	—	—	(12)	—	(12)
Other comprehensive income	—	—	—	—	—	15	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	66	66	1	67
Balances at October 29, 2022	60.9	$1	1.0	$(36)	$583	$(5)	$1,292	$1,835	$—	$1,835

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(39)	$67
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	78	74
Share-based compensation	6	12
Gain on sale of long-lived assets	(7)	(5)
Long-lived asset impairment charges	21	—
Net pension and other postretirement benefit income	(3)	(7)
Deferred income tax expense	—	2
LIFO charge	7	21
Non-cash interest expense and other adjustments	2	3
Changes in operating assets and liabilities	(319)	(429)
Net cash used in operating activities	(254)	(262)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(74)	(67)
Proceeds from dispositions of assets	9	7
Payments for investments	(7)	(1)
Net cash used in investing activities	(72)	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	597	1,206
Repayments of borrowings under revolving credit line	(257)	(829)
Repayments of long-term debt and finance leases	(6)	(6)
Repurchases of common stock	—	(12)
Payments of employee restricted stock tax withholdings	(6)	(37)
Distributions to noncontrolling interests	(1)	(2)
Repayments of other loans	—	(1)
Other	(1)	—
Net cash provided by financing activities	326	319
EFFECT OF EXCHANGE RATE ON CASH	—	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(5)
Cash and cash equivalents, at beginning of period	37	44
Cash and cash equivalents, at end of period	$37	$39
Supplemental disclosures of cash flow information:
Cash paid for interest	$44	$40
Cash (refunds) for federal, state, and foreign income taxes, net	$(12)	$(1)
Leased assets obtained in exchange for new operating lease liabilities	$39	$57
Additions of property and equipment included in Accounts payable	$18	$26

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. Fiscal 2024 will contain 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks. References to the first quarter of fiscal 2024 and 2023 relate to the 13-week fiscal quarters ended October 28, 2023 and October 29, 2022, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2023 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Annual Report.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of October 28, 2023 and July 29, 2023, the Company had net book overdrafts of $328 million and $308 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was approximately $351 million and $344 million as of October 28, 2023 and July 29, 2023, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sale restrictions. The Company is required to adopt the amendments in this update in the first quarter of fiscal 2025. The Company is in the process of reviewing the provisions of the amendments in this update but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company is required to adopt the amendments in this update in fiscal 2025, and the interim disclosure requirements will be effective for the Company in the first quarter of fiscal 2026. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company's consolidated financial statements.

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
•Retail, which reflects the Company’s Retail segment, including Cub® Foods and Shoppers® stores; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s Net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	October 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,184	$—	$—	$—	$3,184
Independent retailers	1,899	—	—	—	1,899
Supernatural	1,612	—	—	—	1,612
Retail	—	606	—	—	606
Other	586	—	60	—	646
Eliminations	—	—	—	(395)	(395)
Total	$7,281	$606	$60	$(395)	$7,552

	Net Sales for the 13-Week Period Ended
(in millions)	October 29, 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,224	$—	$—	$—	$3,224
Independent retailers	1,947	—	—	—	1,947
Supernatural	1,513	—	—	—	1,513
Retail	—	613	—	—	613
Other	575	—	60	—	635
Eliminations	—	—	—	(400)	(400)
Total	$7,259	$613	$60	$(400)	$7,532

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	October 28, 2023	July 29, 2023
Customer accounts receivable	$1,004	$887
Allowance for uncollectible receivables	(17)	(17)
Other receivables, net	26	19
Accounts receivable, net	$1,013	$889

Notes receivable, net, included within Prepaid expenses and other current assets	$4	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

During the prior year, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of October 28, 2023 and July 29, 2023, was approximately $326 million and $310 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million during the first quarter of fiscal 2024, and is recorded within Loss (gain) on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—PROPERTY AND EQUIPMENT, NET

In the first quarter of fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in the first quarter of fiscal 2024. The fair value utilized in the Company’s impairment review was determined based on the market approach. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. There were no asset impairment charges recorded in the first quarter of fiscal 2023.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 29, 2023	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	(1)		—		(1)
Goodwill as of October 28, 2023	$9	(1)	$10	(2)	$19
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 29, 2023 and October 28, 2023.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 29, 2023 and October 28, 2023.

Identifiable intangible assets, net consisted of the following:

	October 28, 2023			July 29, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$368	$639	$1,007	$354	$653
Pharmacy prescription files	33	24	9	33	22	11
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	88	59	29	89	57	32
Total amortizing intangible assets	1,134	456	678	1,135	438	697
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,159	$456	$703	$1,160	$438	$722

Amortization expense was $18 million for the first quarters of fiscal 2024 and 2023. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of October 28, 2023 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2024	$55
2025	71
2026	67
2027	64
2028	61
Thereafter	360
$678

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at October 28, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$15	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$4	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 29, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$17	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of October 28, 2023, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $6 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $6 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	October 28, 2023		July 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$15	$9	$15	$8
Long-term debt, including current portion	$2,301	$2,214	$1,963	$1,903

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of October 28, 2023. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of October 28, 2023, which are all pay fixed and receive floating, are as follows:

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
		$750

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (outside of earnings) in the Condensed Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended
	October 28, 2023	October 29, 2022
(in millions)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$35	$35
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	$5	$—

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at October 28, 2023	Fiscal Maturity Year	October 28, 2023	July 29, 2023
Term Loan Facility	8.68%	2026	$670	$670
ABL Credit Facility	6.78%	2027	1,152	812
Senior Notes	6.75%	2029	500	500
Other secured loans	4.43%	2025	5	9
Debt issuance costs, net			(20)	(22)
Original issue discount on debt			(6)	(6)
Long-term debt, including current portion			2,301	1,963
Less: current portion of long-term debt			(5)	(7)
Long-term debt			$2,296	$1,956

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $6 million as of October 28, 2023 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

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

Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% to 92.5% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain availability related to pharmacy prescription files, after adjusting for customary reserves, but at no time shall exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,600 million) or the Borrowing Base.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	October 28, 2023	July 29, 2023
Certain inventory assets included in Inventories, net	$2,173	$1,861
Certain receivables included in Accounts receivable, net	624	571
Pharmacy prescription files included in Intangible assets, net	9	11
Total	$2,806	$2,443

As of October 28, 2023, the Borrowers’ Borrowing Base was $2,550 million, reflecting the advance rates described above and $101 million of reserves, which is below the $2,600 million limit of availability. This resulted in total availability of $2,550 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	October 28, 2023
Total availability for ABL loans and letters of credit	$2,550
ABL loans outstanding	(1,152)
Letters of credit outstanding	(150)
Unused credit	$1,248

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

	Range of Facility Rates and Fees (per annum)	October 28, 2023
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
(1) The U.S. Borrower utilizes SOFR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”), by and among the Company and SUPERVALU INC. (“Supervalu” and, collectively with the Company, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Term Lenders”), Credit Suisse, as administrative agent for the Term Lenders, and the other parties thereto, provides for a $1,800 million senior secured first lien term loan (the “Term Loan Facility”). The net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs. Any amounts then outstanding will be payable in full on October 22, 2025.

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of October 28, 2023 and July 29, 2023, there was $612 million and $617 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2024 that may be required in fiscal 2025 is not reasonably estimable as of October 28, 2023.

As of October 28, 2023, the Company had borrowings of $670 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $7 million and an original issue discount on debt of $6 million. As of October 28, 2023, no amount of the Term Loan Facility was classified as current.

As of October 28, 2023, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a SOFR rate plus a margin of 3.25%, provided that the SOFR rate shall never be less than 0.0%.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2024 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive income (loss) before reclassifications	1	—	(3)	1	(1)
Amortization of cash flow hedges	—	—	—	(4)	(4)
Net current period Other comprehensive income (loss)	1	—	(3)	(3)	(5)
Accumulated other comprehensive income (loss) at October 28, 2023	$1	$(21)	$(24)	$11	$(33)

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2023 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(1)	—	(3)	18	14
Amortization of cash flow hedges	1	—	—	—	1
Net current period Other comprehensive (loss) income	—	—	(3)	18	15
Accumulated other comprehensive income (loss) at October 29, 2022	$2	$(3)	$(22)	$18	$(5)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	October 28, 2023	October 29, 2022
Swap agreements:
Reclassification of cash flow hedges	$(5)	$—	Interest expense, net
Income tax expense (benefit)	1	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(4)	$—

Other cash flow hedges:
Reclassification of cash flow hedge	$—	$1	Cost of sales
Income tax expense (benefit)	—	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$—	$1

As of October 28, 2023, the Company expects to reclassify $15 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

As of October 28, 2023, there were 2.2 million shares available for issuance under the Second Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest cost	$19	$17	$—	$—
Expected return on plan assets	(22)	(24)	—	—
Net periodic benefit income	$(3)	$(7)	$—	$—

Contributions to benefit plans	$—	$—	$—	$—

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2024. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2024.

Multiemployer Pension Plans

The Company contributed $13 million and $11 million in the first quarters of fiscal 2024 and 2023, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the first quarter of fiscal 2024 was a benefit rate of 18.8% on pre-tax loss compared to an expense rate of 6.9% on pre-tax income for the first quarter of fiscal 2023. The change from the first quarter of fiscal 2023 is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions that did not recur in the first quarter of fiscal 2024. The primary driver for the variation between the Company’s statutory tax rate and its effective tax rate for the first quarters of fiscal 2024 and fiscal 2023 were discrete tax detriments and benefits, respectively, resulting from share award vestings.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended
(in millions, except per share data)	October 28, 2023	October 29, 2022
Basic weighted average shares outstanding	58.7	58.8
Net effect of dilutive stock awards based upon the treasury stock method	—	2.8
Diluted weighted average shares outstanding	58.7	61.6

Basic (loss) earnings per share(1)	$(0.67)	$1.12
Diluted (loss) earnings per share(1)	$(0.67)	$1.07

Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	2.3	0.9
(1)(Loss) earnings per share amounts are calculated using actual unrounded figures.

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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to (Loss) income before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022
Net sales:
Wholesale(1)	$7,281	$7,259
Retail	606	613
Other	60	60
Eliminations	(395)	(400)
Total Net sales	$7,552	$7,532
Adjusted EBITDA:
Wholesale	$117	$171
Retail	(1)	20
Other	3	19
Eliminations	(2)	(3)
Adjustments:
Net income attributable to noncontrolling interests	—	1
Net periodic benefit income, excluding service cost	3	7
Interest expense, net	(35)	(35)
Other income, net	—	1
Depreciation and amortization	(78)	(74)
Share-based compensation	(6)	(12)
LIFO charge	(7)	(21)
Restructuring, acquisition and integration related expenses	(4)	(2)
(Loss) gain on sale of assets and other asset charges	(19)	5
Business transformation costs	(15)	(5)
Other adjustments	(4)	—
(Loss) income before income taxes	$(48)	$72
Depreciation and amortization:
Wholesale	$67	$64
Retail	8	8
Other	3	2
Total depreciation and amortization	$78	$74
Payments for capital expenditures:
Wholesale	$71	$57
Retail	3	10
Total capital expenditures	$74	$67
(1)As presented in Note 3—Revenue Recognition, the Company recorded $321 million and $334 million for the first quarters of fiscal 2024 and 2023, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	October 28, 2023	July 29, 2023
Assets:
Wholesale	$6,858	$6,405
Retail	649	648
Other	380	377
Eliminations	(39)	(36)
Total assets	$7,848	$7,394

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 28, 2023. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to seven years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of October 28, 2023, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $14 million ($11 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of October 28, 2023, a total estimated loss of $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of October 28, 2023, the Company had approximately $606 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of October 28, 2023, the Company had commitments of $778 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 21 years from commencement date.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other “non-litigating” defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is in the process of gathering additional responsive documents. The Company believes these claims are without merit and intends to vigorously defend this matter.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. On November 27, 2023, the court held a scheduling conference and will enter a scheduling order setting various discovery and expert deadlines. The Company anticipates the trial date will be set for July 21, 2025. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the relators filed a petition for rehearing. On December 3, 2021, the Seventh Circuit denied the petition for rehearing. On April 1, 2022, the relators filed a petition for a writ of certiorari with the United States Supreme Court which was granted on January 13, 2023. Oral argument took place in the Supreme Court on April 18, 2023. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. Responses to the motions were filed on October 21, 2023, and replies are due December 15, 2023.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of October 28, 2023, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•our ability to maintain food quality and safety; and
•volatility in fuel costs;

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 29, 2023 (the “Annual Report”), as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Cautionary Note Regarding Forward-Looking Statements,” and the information in the Annual Report.

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 54 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We are focused on executing our transformation strategy, which we believe will position us for long-term profitable growth. Our enterprise-wide business transformation strategy consists of four areas: network automation and optimization; commercial value creation; digital offering enhancement and infrastructure unification and modernization. To enable this business transformation, we have engaged consultants and recruited leadership with transformation experience to upgrade and modernize our technology and platforms to better serve our customers.

We are also implementing near-term initiatives to help improve profitability while we execute our longer-term strategy. These include actioning administrative structure efficiencies, reprioritizing our selling and administrative spending, optimizing our stock-keeping unit (“SKU”) assortment as well as reviewing commercial contracts in collaboration with our customers and suppliers.

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

The U.S. economy has experienced economic volatility in recent years, which has had, and we expect may continue to have, an impact on consumer confidence. Consumer spending may continue to be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, inflation continues to affect our business, and fluctuating commodity and labor input costs may continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix.

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

Retail Operations

We currently operate 79 retail grocery stores, including 54 Cub Foods corporate stores and 25 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 25 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers Food Warehouse anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Inflation

We experienced a mix of inflation across product categories during the first quarter of fiscal 2024. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately three percent in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the first quarter of fiscal 2024, we experienced fewer and less significant vendor product cost increases as compared to the first quarter of fiscal 2023. These decreases negatively impacted our gross profit rate when comparing the first quarter of fiscal 2024 to the first quarter of fiscal 2023.

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

We define Adjusted EBITDA as a consolidated measure which we reconcile by adding Net (loss) income including noncontrolling interests, less Net income attributable to noncontrolling interests, plus Non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other (income) expense, net, plus (Benefit) provision for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, non-cash LIFO charge or benefit, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, Loss (gain) on sale of assets and other asset charges, certain legal charges and gains, and certain other non-cash charges or other items, as determined by management. The changes to the definition of Adjusted EBITDA from prior periods reflect changes to line item references in our Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022	Change
Net sales	$7,552	$7,532	$20
Cost of sales	6,522	6,436	86
Gross profit	1,030	1,096	(66)
Operating expenses	1,023	1,000	23
Restructuring, acquisition and integration related expenses	4	2	2
Loss (gain) on sale of assets and other asset charges	19	(5)	24
Operating (loss) income	(16)	99	(115)
Net periodic benefit income, excluding service cost	(3)	(7)	4
Interest expense, net	35	35	—
Other income, net	—	(1)	1
(Loss) income before income taxes	(48)	72	(120)
(Benefit) provision for income taxes	(9)	5	(14)
Net (loss) income including noncontrolling interests	(39)	67	(106)
Less net income attributable to noncontrolling interests	—	(1)	1
Net (loss) income attributable to United Natural Foods, Inc.	$(39)	$66	$(105)

Adjusted EBITDA	$117	$207	$(90)

The following table reconciles Net (loss) income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022
Net (loss) income including noncontrolling interests	$(39)	$67
Adjustments to net (loss) income including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	(1)
Net periodic benefit income, excluding service cost	(3)	(7)
Interest expense, net	35	35
Other income, net	—	(1)
(Benefit) provision for income taxes	(9)	5
Depreciation and amortization	78	74
Share-based compensation	6	12
LIFO charge	7	21
Restructuring, acquisition and integration related expenses	4	2
Loss (gain) on sale of assets and other asset charges (1)	19	(5)
Business transformation costs (2)	15	5
Other adjustments (3)	4	—
Adjusted EBITDA	$117	$207
(1)The first quarter of fiscal 2024 includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)Primarily reflects third-party professional service fees related to shareholder negotiations.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)
Customer Channel(1)	October 28, 2023	October 29, 2022	$	%
Chains	$3,184	$3,224	$(40)	(1.2)%
Independent retailers	1,899	1,947	(48)	(2.5)%
Supernatural	1,612	1,513	99	6.5%
Retail	606	613	(7)	(1.1)%
Other	646	635	11	1.7%
Eliminations	(395)	(400)	5	(1.3)%
Total net sales	$7,552	$7,532	$20	0.3%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Our Net sales for the first quarter of fiscal 2024 increased approximately 0.3% from the first quarter of fiscal 2023. The increase in Net sales was primarily driven by inflation and new business with existing customers, primarily resulting from growth in our Supernatural channel. These increases were largely offset by a decrease in units sold.

Retail Net sales decreased primarily due to a 3.2% decrease in identical store sales from lower volume.

Cost of Sales and Gross Profit

Our gross profit decreased $66 million, or 6.0%, to $1,030 million for the first quarter of fiscal 2024, from $1,096 million for the first quarter of fiscal 2023. Our gross profit as a percentage of Net sales decreased to 13.6% for the first quarter of fiscal 2024 compared to 14.6% for the first quarter of fiscal 2023. The LIFO charge was $7 million and $21 million in the first quarter of fiscal 2024 and 2023, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.7% of Net sales and 14.8% of Net sales for the first quarter of fiscal 2024 and 2023, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation.

Operating Expenses

Operating expenses increased $23 million, or 2.3%, to $1,023 million, or 13.5% of Net sales, for the first quarter of fiscal 2024 compared to $1,000 million, or 13.3% of Net sales, for the first quarter of fiscal 2023. The increase in Operating expenses as a percentage of Net sales was primarily driven by investments in our transformation initiatives, partially offset by lower transportation and distribution center labor costs due to increased operational efficiencies across our supply chain and a decrease in volume.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges was $19 million in the first quarter of fiscal 2024, compared to a gain on sale of assets of $5 million for the first quarter of fiscal 2023. The first quarter of fiscal 2024 primarily includes a $21 million asset impairment charge related to one of our corporate-owned office locations. There were no asset impairment charges in the first quarter of fiscal 2023.

Operating (Loss) Income

Reflecting the factors described above, Operating loss increased $115 million to $16 million for the first quarter of fiscal 2024, compared to operating income of $99 million for the first quarter of fiscal 2023. The increase in operating loss was primarily driven by a decrease in Gross profit, a loss on sale of assets and other asset charges in the first quarter of fiscal 2024 compared to a gain in the first quarter of fiscal 2023, and an increase in Operating expenses, each as described above.

Interest Expense, Net

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022
Interest expense on long-term debt, net of capitalized interest	$33	$32
Interest expense on finance lease obligations	1	1
Amortization of financing costs and discounts	2	2
Interest income	(1)	—
Interest expense, net	$35	$35

Interest expense, net, in the first quarter of fiscal 2024 was unchanged from the first quarter of fiscal 2023 as higher average interest rates were offset by lower outstanding debt balances and higher interest income.

(Benefit) Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2024 was a benefit rate of 18.8% on pre-tax loss compared to an expense rate of 6.9% on pre-tax income for the first quarter of fiscal 2023. The change from the first quarter of fiscal 2023 is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions that did not recur in the first quarter of fiscal 2024.

Net (Loss) Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $39 million, or $0.67 per diluted common share, for the first quarter of fiscal 2024, compared to Net income attributable to United Natural Foods, Inc. of $66 million, or $1.07 per diluted common share, for the first quarter of fiscal 2023.

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

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022	Change
Net sales:
Wholesale	$7,281	$7,259	$22
Retail	606	613	(7)
Other	60	60	—
Eliminations	(395)	(400)	5
Total Net sales	$7,552	$7,532	$20
Adjusted EBITDA:
Wholesale	$117	$171	$(54)
Retail	(1)	20	(21)
Other	3	19	(16)
Eliminations	(2)	(3)	1
Total Adjusted EBITDA	$117	$207	$(90)

Net Sales

Wholesale’s Net sales increased in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 primarily due to inflation and growth in the Supernatural channel, partially offset by a decrease in units sold and declines in the Independent retailers and Chains channels, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 primarily due to a 3.2% decrease in identical store sales from lower volume.

The decrease in eliminations Net sales in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 was primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA decreased 31.6% for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The decrease was driven by a decline in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for the first quarter of fiscal 2024 decreased $62 million and gross profit rate decreased approximately 89 basis points driven by lower levels of procurement gains resulting from decelerating inflation. Wholesale’s Operating expense decreased $8 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate decreased 14 basis points primarily driven by lower transportation and distribution center labor costs due to a decrease in volume and increased operational efficiencies across our supply chain. Wholesale’s depreciation and amortization expense increased $3 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.

Retail’s Adjusted EBITDA decreased 105.0% for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The decrease was driven by a decline in gross profit, and higher operating expenses primarily due to increased costs associated with new stores. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense was flat to the first quarter of fiscal 2023.

Other Adjusted EBITDA decreased $16 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 primarily due to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of October 28, 2023 was $1,285 million and consisted of the following:
◦Unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) was $1,248 million as of October 28, 2023, which decreased $232 million from $1,480 million as of July 29, 2023, primarily due to increased cash utilized to fund seasonal working capital increases.
◦Cash and cash equivalents was $37 million as of October 28, 2023, which was unchanged from July 29, 2023.
•Our total debt increased $338 million to $2,301 million as of October 28, 2023 from $1,963 million as of July 29, 2023, primarily related to additional borrowings under the ABL Credit Facility to fund seasonal working capital increases.
•Working capital increased $322 million to $1,380 million as of October 28, 2023 from $1,058 million as of July 29, 2023, primarily due to seasonal increases in inventory and accounts receivable levels, partially offset by an increase in accounts payable related to inventories.

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

Long-Term Debt

During the first quarter of fiscal 2024, we borrowed a net $340 million under the ABL Credit Facility. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

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

As of October 28, 2023, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.360% to 2.875%, with maturities between October 2023 and October 2025. The fair values of these interest rate derivatives represent a total net asset of $19 million as of October 28, 2023, and are subject to volatility based on changes in market interest rates.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of October 28, 2023, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures

Our capital expenditures increased $7 million in the first quarter of fiscal 2024 to $74 million compared to $67 million for the first quarter of fiscal 2023, primarily due to automation investments in our supply chain. Our capital spending for the first quarter of fiscal 2024 and 2023 principally included information technology and supply chain expenditures, including maintenance expenditures and investments in growth initiatives. Fiscal 2024 capital spending is expected to be approximately $400 million and include projects that automate, optimize and expand our distribution network, as well as our technology platform investments. We expect to finance fiscal 2024 capital expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in millions)	October 28, 2023	October 29, 2022	Change
Net cash used in operating activities	$(254)	$(262)	$8
Net cash used in investing activities	(72)	(61)	(11)
Net cash provided by financing activities	326	319	7
Effect of exchange rate on cash	—	(1)	1
Net decrease in cash and cash equivalents	—	(5)	5
Cash and cash equivalents, at beginning of period	37	44	(7)
Cash and cash equivalents, at end of period	$37	$39	$(2)

The decrease in Net cash used in operating activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to lower levels of cash utilized in net working capital, partially offset by lower cash generated from net income in the first quarter of fiscal 2024.

The increase in net cash used in investing activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to an increase in payments for capital expenditures in the first quarter of fiscal 2024.

The increase in net cash provided by financing activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to a decrease in cash utilized for employee restricted stock tax withholdings and repurchasing common stock, partially offset by a net decrease in proceeds from borrowings under the revolving credit line.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Except as otherwise disclosed in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements and Note 8—Long-Term Debt, there have been no material changes in our contractual obligations since the end of fiscal 2023. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $48 million in fiscal 2023. In fiscal 2024, we expect to contribute approximately $50 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. As of October 28, 2023, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. Under the 2022 Repurchase Program, we have repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million. We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. As of October 28, 2023, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended April 29, 2023).
10.1**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 21, 2023 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 29, 2023).

10.2**
Form of RSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.3**
Form of PSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.4**
Form of RSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.5**
Form of PSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.6**
Form of RSU Award Agreement (Director) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.7**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
10.8
Cooperation Agreement, dated as of September 25, 2023, by and among JCP Investment Partnership, LP, a Texas limited partnership, JCP Investment Partners, LP, a Texas limited partnership, JCP Investment Holdings, LLC, a Texas limited liability company, JCP Investment Management, LLC, a Texas limited liability company, and James C. Pappas, and United Natural Foods, Inc., a Delaware corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 26, 2023).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on December 6, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: December 6, 2023