Form 10-Q
period 2024-01-27
UNITED NATURAL FOODS INC
filed 2024-03-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 1, 2024 there were 59,436,775 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	January 27, 2024	July 29, 2023
ASSETS
Cash and cash equivalents	$34	$37
Accounts receivable, net	990	889
Inventories, net	2,311	2,292
Prepaid expenses and other current assets	246	245
Total current assets	3,581	3,463
Property and equipment, net	1,766	1,767
Operating lease assets	1,430	1,228
Goodwill	20	20
Intangible assets, net	685	722
Deferred income taxes	34	32
Other long-term assets	155	162
Total assets	$7,671	$7,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,722	$1,781
Accrued expenses and other current liabilities	247	283
Accrued compensation and benefits	168	143
Current portion of operating lease liabilities	187	180
Current portion of long-term debt and finance lease liabilities	12	18
Total current liabilities	2,336	2,405
Long-term debt	2,176	1,956
Long-term operating lease liabilities	1,298	1,099
Long-term finance lease liabilities	7	12
Pension and other postretirement benefit obligations	15	16
Other long-term liabilities	147	162
Total liabilities	5,979	5,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 61.9 shares issued and 59.4 shares outstanding at January 27, 2024; 61.0 shares issued and 58.5 shares outstanding at July 29, 2023	1	1
Additional paid-in capital	616	606
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(35)	(28)
Retained earnings	1,196	1,250
Total United Natural Foods, Inc. stockholders’ equity	1,692	1,743
Noncontrolling interests	—	1
Total stockholders’ equity	1,692	1,744
Total liabilities and stockholders’ equity	$7,671	$7,394

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$7,775	$7,816	$15,327	$15,348
Cost of sales	6,740	6,747	13,262	13,183
Gross profit	1,035	1,069	2,065	2,165
Operating expenses	1,010	1,002	2,033	2,002
Restructuring, acquisition and integration related expenses	4	3	8	5
Loss (gain) on sale of assets and other asset charges	5	1	24	(4)
Operating income	16	63	—	162
Net periodic benefit income, excluding service cost	(4)	(7)	(7)	(14)
Interest expense, net	40	39	75	74
Other income, net	(1)	—	(1)	(1)
(Loss) income before income taxes	(19)	31	(67)	103
(Benefit) provision for income taxes	(5)	9	(14)	14
Net (loss) income including noncontrolling interests	(14)	22	(53)	89
Less net income attributable to noncontrolling interests	(1)	(3)	(1)	(4)
Net (loss) income attributable to United Natural Foods, Inc.	$(15)	$19	$(54)	$85

Basic (loss) earnings per share	$(0.25)	$0.32	$(0.92)	$1.43
Diluted (loss) earnings per share	$(0.25)	$0.31	$(0.92)	$1.38

Weighted average shares outstanding:
Basic	59.4	59.8	59.0	59.3
Diluted	59.4	61.0	59.0	61.3

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	13-Week Period Ended		26-Week Period Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net (loss) income including noncontrolling interests	$(14)	$22	$(53)	$89
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax	1	1	1	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	(4)	(4)	(7)	14
Foreign currency translation adjustments	2	1	(1)	(2)
Recognition of other cash flow derivatives, net of tax(2)	(1)	(2)	—	(2)
Total other comprehensive (loss) income	(2)	(4)	(7)	11
Less comprehensive income attributable to noncontrolling interests	(1)	(3)	(1)	(4)
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(17)	$15	$(61)	$96

(1)Amounts are net of tax (benefit) expense of $(1) million and $(1) million for the second quarters of fiscal 2024 and 2023, respectively, and $(2) million and $5 million for fiscal 2024 and 2023 year-to-date, respectively.
(2)Amounts are net of tax (benefit) expense of $0 million and $(1) million for the second quarters of fiscal 2024 and 2023, respectively, and $0 million and $(1) million for fiscal 2024 and 2023 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended January 27, 2024 and January 28, 2023
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at October 28, 2023	61.9	$1	2.5	$(86)	$606	$(33)	$1,211	$1,699	$—	$1,699
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(15)	(15)	1	(14)
Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692

Balances at October 29, 2022	60.9	$1	1.0	$(36)	$583	$(5)	$1,292	$1,835	$—	$1,835
Restricted stock vestings	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Repurchases of common stock	—	—	0.3	(17)	—	—	—	(17)	—	(17)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	—	19	19	3	22
Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended January 27, 2024 and January 28, 2023
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	0.9	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(54)	(54)	1	(53)
Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692

Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	—	—	23	—	—	23	—	23
Repurchases of common stock	—	—	0.7	(29)	—	—	—	(29)	—	(29)
Other comprehensive income	—	—	—	—	—	11	—	11	—	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	85	85	4	89
Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(53)	$89
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	152	147
Share-based compensation	16	23
Gain on sale of assets	(7)	(9)
Long-lived asset impairment charges	21	—
Net pension and other postretirement benefit income	(7)	(14)
Deferred income tax expense	—	1
LIFO charge	13	50
Provision (recoveries) for losses on receivables	2	(3)
Non-cash interest expense and other adjustments	5	8
Changes in operating assets and liabilities	(213)	(22)
Net cash (used in) provided by operating activities	(71)	270
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(141)	(151)
Proceeds from dispositions of assets	11	12
Payments for investments	(12)	(4)
Net cash used in investing activities	(142)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,422	1,944
Proceeds from issuance of other loans	14	—
Repayments of borrowings under revolving credit line	(1,180)	(1,861)
Repayments of long-term debt and finance leases	(37)	(143)
Repurchases of common stock	—	(29)
Payments of employee restricted stock tax withholdings	(6)	(39)
Distributions to noncontrolling interests	(2)	(2)
Repayments of other loans	—	(1)
Other	(1)	—
Net cash provided by (used in) financing activities	210	(131)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(4)
Cash and cash equivalents, at beginning of period	37	44
Cash and cash equivalents, at end of period	$34	$40
Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$65
Cash (refunds) payments for federal, state, and foreign income taxes, net	$(13)	$3
Leased assets obtained in exchange for new operating lease liabilities	$298	$133
Additions of property and equipment included in Accounts payable	$31	$31

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. Fiscal 2024 will contain 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks. References to the second quarter of fiscal 2024 and 2023 relate to the 13-week fiscal quarters ended January 27, 2024 and January 28, 2023, respectively. References to fiscal 2024 and 2023 year-to-date relate to the 26-week fiscal periods ended January 27, 2024 and January 28, 2023, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 27, 2024 and July 29, 2023, the Company had net book overdrafts of $283 million and $308 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was approximately $357 million and $344 million as of January 27, 2024 and July 29, 2023, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company is required to adopt the amendments in this update in fiscal 2025, and the interim disclosure requirements will be effective for the Company in the first quarter of fiscal 2026. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disclosure on an annual basis of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. In addition, the amendments require disclosures of disaggregated pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company is required to adopt the amendments in this update in fiscal 2026. Early adoption is permitted. The amendments in this update should be applied on a prospective basis, but can also be applied retrospectively. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

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

	Net Sales for the 13-Week Period Ended
(in millions)	January 27, 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,266	$—	$—	$—	$3,266
Independent retailers	1,907	—	—	—	1,907
Supernatural	1,751	—	—	—	1,751
Retail	—	631	—	—	631
Other	563	—	52	—	615
Eliminations	—	—	—	(395)	(395)
Total	$7,487	$631	$52	$(395)	$7,775

	Net Sales for the 13-Week Period Ended
(in millions)	January 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,322	$—	$—	$—	$3,322
Independent retailers	1,980	—	—	—	1,980
Supernatural	1,659	—	—	—	1,659
Retail	—	660	—	—	660
Other	553	—	56	—	609
Eliminations	—	—	—	(414)	(414)
Total	$7,514	$660	$56	$(414)	$7,816

	Net Sales for the 26-Week Period Ended
(in millions)	January 27, 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,450	$—	$—	$—	$6,450
Independent retailers	3,806	—	—	—	3,806
Supernatural	3,363	—	—	—	3,363
Retail	—	1,237	—	—	1,237
Other	1,149	—	112	—	1,261
Eliminations	—	—	—	(790)	(790)
Total	$14,768	$1,237	$112	$(790)	$15,327

	Net Sales for the 26-Week Period Ended
(in millions)	January 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$6,546	$—	$—	$—	$6,546
Independent retailers	3,927	—	—	—	3,927
Supernatural	3,172	—	—	—	3,172
Retail	—	1,273	—	—	1,273
Other	1,128	—	116	—	1,244
Eliminations	—	—	—	(814)	(814)
Total	$14,773	$1,273	$116	$(814)	$15,348
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	January 27, 2024	July 29, 2023
Customer accounts receivable	$977	$887
Allowance for uncollectible receivables	(17)	(17)
Other receivables, net	30	19
Accounts receivable, net	$990	$889

Notes receivable, net, included within Prepaid expenses and other current assets	$3	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of January 27, 2024 and July 29, 2023, was approximately $333 million and $310 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million for the second quarters of fiscal 2024 and 2023, and $10 million and $5 million for fiscal 2024 and 2023 year-to-date, respectively, and is recorded within Loss (gain) on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—PROPERTY AND EQUIPMENT, NET

In fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in fiscal 2024 year-to-date. The fair value utilized in the Company’s impairment review was determined based on the market approach. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. There were no asset impairment charges recorded in the second quarter of fiscal 2024 and for fiscal 2023 year-to-date.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 29, 2023	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of January 27, 2024	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 29, 2023 and January 27, 2024.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 29, 2023 and January 27, 2024.

Identifiable intangible assets, net consisted of the following:

	January 27, 2024			July 29, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$383	$624	$1,007	$354	$653
Pharmacy prescription files	33	25	8	33	22	11
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	88	61	27	89	57	32
Total amortizing intangible assets	1,134	474	660	1,135	438	697
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,159	$474	$685	$1,160	$438	$722
Amortization expense was $18 million for the second quarters of fiscal 2024 and 2023, respectively, and $36 million for fiscal 2024 and 2023 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of January 27, 2024 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2024	$37
2025	71
2026	67
2027	64
2028	61
Thereafter	360
$660

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at January 27, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$13	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 29, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$17	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, SOFR swap rates and credit default swap rates. As of January 27, 2024, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $11 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $12 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	January 27, 2024		July 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$15	$9	$15	$8
Long-term debt, including current portion	$2,180	$2,123	$1,963	$1,903

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of January 27, 2024. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of January 27, 2024, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
January 11, 2019	March 28, 2024	100	2.3600%	One-Month Term SOFR	Monthly
January 23, 2019	March 28, 2024	100	2.4250%	One-Month Term SOFR	Monthly
November 30, 2018	October 31, 2024	100	2.7385%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2024	100	2.4025%	One-Month Term SOFR	Monthly
January 24, 2019	October 31, 2024	50	2.4090%	One-Month Term SOFR	Monthly
October 26, 2018	October 22, 2025	50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
		$850

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$40	$39	$75	$74
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	$5	$4	$10	$4

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at January 27, 2024	Fiscal Maturity Year	January 27, 2024	July 29, 2023
Term Loan Facility	8.72%	2026	$645	$670
ABL Credit Facility	6.56%	2027	1,054	812
Senior Notes	6.75%	2029	500	500
Other secured loans	4.43%	2025	4	9
Debt issuance costs, net			(18)	(22)
Original issue discount on debt			(5)	(6)
Long-term debt, including current portion			2,180	1,963
Less: current portion of long-term debt			(4)	(7)
Long-term debt			$2,176	$1,956

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $6 million as of January 27, 2024 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	January 27, 2024	July 29, 2023
Certain inventory assets included in Inventories, net	$1,850	$1,861
Certain receivables included in Accounts receivable, net	584	571
Pharmacy prescription files included in Intangible assets, net	8	11
Total	$2,442	$2,443

As of January 27, 2024, the Borrowers’ Borrowing Base was $2,606 million, reflecting the advance rates described above and $105 million of reserves, which is above the $2,600 million limit of availability. This resulted in total availability of $2,600 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	January 27, 2024
Total availability for ABL loans and letters of credit	$2,600
ABL loans outstanding	(1,054)
Letters of credit outstanding	(150)
Unused credit	$1,396

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

	Range of Facility Rates and Fees (per annum)	January 27, 2024
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.00%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10 million. As of January 27, 2024 and July 29, 2023, there was $608 million and $617 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2024 that may be required in fiscal 2025 is not reasonably estimable as of January 27, 2024.

As of January 27, 2024, the Company had borrowings of $645 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $5 million and an original issue discount on debt of $5 million. As of January 27, 2024, no amount of the Term Loan Facility was classified as current.

As of January 27, 2024, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a SOFR rate plus a margin of 3.25%, provided that the SOFR rate shall never be less than 0.0%.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2024 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive loss before reclassifications	—	—	(1)	—	(1)
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	—	—	—	(7)	(7)
Net current period Other comprehensive income (loss)	—	1	(1)	(7)	(7)
Accumulated other comprehensive (loss) income at January 27, 2024	$—	$(20)	$(22)	$7	$(35)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2023 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(3)	—	(2)	17	12
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	1	—	—	(3)	(2)
Net current period Other comprehensive (loss) income	(2)	1	(2)	14	11
Accumulated other comprehensive income (loss) at January 28, 2023	$—	$(2)	$(21)	$14	$(9)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$1	$1	$1	Net periodic benefit income, excluding service cost
Income tax expense (benefit)	—	—	—	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$1	$1	$1	$1

Swap agreements:
Reclassification of cash flow hedges	$(5)	$(4)	$(10)	$(4)	Interest expense, net
Income tax expense	2	1	3	1	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(3)	$(3)	$(7)	$(3)

Other cash flow hedges:
Reclassification of cash flow hedge	$—	$1	$—	$2	Cost of sales
Income tax benefit	—	(1)	—	(1)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$—	$—	$—	$1
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost as reflected in Note 11—Benefit Plans.

As of January 27, 2024, the Company expects to reclassify $11 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In fiscal 2024 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 3.3 million shares. As of January 27, 2024, there were 1.7 million shares available for issuance under the Third Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest cost	$18	$15	$—	$—
Expected return on plan assets	(23)	(23)	—	—
Amortization of prior service cost	—	—	1	1
Net periodic benefit (income) cost	$(5)	$(8)	$1	$1

Contributions to benefit plans	$—	$—	$—	$—

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest cost	$37	$32	$—	$—
Expected return on plan assets	(45)	(47)	—	—
Amortization of prior service cost	—	—	1	1
Net periodic benefit (income) cost	$(8)	$(15)	$1	$1

Contributions to benefit plans	$—	$—	$—	$—

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2024. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2024.

Multiemployer Pension Plans

The Company contributed $13 million and $12 million in the second quarters of fiscal 2024 and 2023, respectively, and $26 million and $23 million in fiscal 2024 and 2023 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the second quarter of fiscal 2024 was a benefit rate of 26.3% on pre-tax loss compared to an expense rate of 29.0% on pre-tax income for the second quarter of fiscal 2023. The change from the second quarter of fiscal 2023 is primarily driven by the reduction in pre-tax income during the second quarter of fiscal 2023.

The effective tax rate for fiscal 2024 year-to-date was a benefit rate of 20.9% on pre-tax loss compared to an expense rate of 13.6% on pre-tax income for fiscal 2023 year-to-date. The change from fiscal 2023 year-to-date is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions that did not recur in the first quarter of fiscal 2024. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate for fiscal 2024 and fiscal 2023 year-to-date were discrete tax detriments and benefits, respectively, resulting from share award vestings.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		26-Week Period Ended
(in millions, except per share data)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Basic weighted average shares outstanding	59.4	59.8	59.0	59.3
Net effect of dilutive stock awards based upon the treasury stock method	—	1.2	—	2.0
Diluted weighted average shares outstanding	59.4	61.0	59.0	61.3

Basic (loss) earnings per share(1)	$(0.25)	$0.32	$(0.92)	$1.43
Diluted (loss) earnings per share(1)	$(0.25)	$0.31	$(0.92)	$1.38

Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	2.2	0.8	2.0	0.8
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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to (Loss) income before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales:
Wholesale(1)	$7,487	$7,514	$14,768	$14,773
Retail	631	660	1,237	1,273
Other	52	56	112	116
Eliminations	(395)	(414)	(790)	(814)
Total Net sales	$7,775	$7,816	$15,327	$15,348
Adjusted EBITDA:
Wholesale	$118	$137	$235	$308
Retail	8	28	7	48
Other	4	15	7	34
Eliminations	(2)	1	(4)	(2)
Adjustments:
Net income attributable to noncontrolling interests	1	3	1	4
Net periodic benefit income, excluding service cost	4	7	7	14
Interest expense, net	(40)	(39)	(75)	(74)
Other income, net	1	—	1	1
Depreciation and amortization	(74)	(73)	(152)	(147)
Share-based compensation	(10)	(11)	(16)	(23)
LIFO charge	(6)	(29)	(13)	(50)
Restructuring, acquisition and integration related expenses	(4)	(3)	(8)	(5)
(Loss) gain on sale of assets and other asset charges	(5)	(1)	(24)	4
Business transformation costs	(14)	(4)	(29)	(9)
Other adjustments	—	—	(4)	—
(Loss) income before income taxes	$(19)	$31	$(67)	$103
Depreciation and amortization:
Wholesale	$66	$62	$133	$126
Retail	8	10	16	18
Other	—	1	3	3
Total depreciation and amortization	$74	$73	$152	$147
Payments for capital expenditures:
Wholesale	$64	$74	$135	$131
Retail	3	10	6	20
Total capital expenditures	$67	$84	$141	$151
(1)As presented in Note 3—Revenue Recognition, the Company recorded $330 million and $353 million for the second quarters of fiscal 2024 and 2023, respectively, and $651 million and $687 million in fiscal 2024 and 2023 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	January 27, 2024	July 29, 2023
Assets:
Wholesale	$6,718	$6,405
Retail	630	648
Other	372	377
Eliminations	(49)	(36)
Total assets	$7,671	$7,394

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 27, 2024. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to seven years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of January 27, 2024, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $11 million ($9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of January 27, 2024, a total estimated loss of less than $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 27, 2024, the Company had approximately $657 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of January 27, 2024, the Company had commitments of $323 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 21 years from commencement date. A lease agreement for a facility in Manchester, Pennsylvania entered into in fiscal 2023 commenced in the second quarter of fiscal 2024 resulting in the recognition of a $205 million right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. On November 27, 2023, the court held a scheduling conference and thereafter entered a scheduling order setting various discovery and expert deadlines. The trial date is set for July 21, 2025. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On September 23, 2021, the relators filed a petition for rehearing which was denied on December 3, 2021. On April 1, 2022, the relators filed a petition for a writ of certiorari with the United States Supreme Court which was granted on January 13, 2023. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. Briefing is complete and oral argument is scheduled for May 20, 2024. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. The trial is now scheduled to begin September 30, 2024.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of January 27, 2024, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 55 distribution centers and warehouses representing approximately 31 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We are focused on becoming a more effective and efficient business partner to our customers, which we believe will position us for long-term profitable growth. Our business transformation initiatives consist of four areas: network automation and optimization; commercial value creation; digital offering enhancement and infrastructure unification and modernization. To enable these efforts, we have engaged consultants and recruited leadership with the appropriate experience to upgrade and modernize our technology and platforms to better serve our customers.

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

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions. We believe the key drivers for value creation will be improved efficiency through the automation and optimization of our supply chain, as well as new customer growth associated with the benefits of our significant scale, product and service offerings and nationwide footprint.

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

The U.S. economy has experienced economic volatility in recent years, which has had, and we expect may continue to have, an impact on consumer confidence and behavior. Consumer spending may continue to be impacted by levels of discretionary income and consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, inflation continues to affect our business, and fluctuating commodity and labor input costs may continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including initiatives under the network automation and optimization area of our transformation agenda. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network.

In the second quarter of fiscal 2024, we began the development of a new distribution center in Manchester, Pennsylvania, which has approximately 1.3 million square feet. We recognized a $205 million right-of-use asset and operating lease liability for this distribution center in the second quarter of fiscal 2024.

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

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the second quarter of fiscal 2024. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately two percent in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the second quarter of fiscal 2024, we experienced fewer and less significant vendor product cost increases as compared to the second quarter of fiscal 2023. These decreases negatively impacted our gross profit rate when comparing the second quarter of fiscal 2024 to the second quarter of fiscal 2023.

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

We believe Adjusted EBITDA is useful because it provides additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of its importance as a measure of underlying operating performance, as the primary compensation performance measure under certain compensation programs and plans. We believe Adjusted EBITDA is reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business on a consistent basis over time. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. Adjusted EBITDA should be reviewed in conjunction with our results reported in accordance with GAAP in this Quarterly Report on Form 10-Q.

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting the cost of cash expenditures for capital assets or certain other contractual commitments, finance lease obligation and debt service expenses, income taxes and any impacts from changes in working capital.

We define Adjusted EBITDA as a consolidated measure which we reconcile by adding Net (loss) income including noncontrolling interests, less Net income attributable to noncontrolling interests, plus Non-operating income and expenses, including Net periodic benefit income, excluding service cost, Interest expense, net and Other (income) expense, net, plus (Benefit) provision for income taxes and Depreciation and amortization all calculated in accordance with GAAP, plus adjustments for Share-based compensation, non-cash LIFO charge or benefit, Restructuring, acquisition and integration related expenses, Goodwill impairment charges, Loss (gain) on sale of assets and other asset charges, certain legal charges and gains, and certain other non-cash charges or other items, as determined by management. The changes to the definition of Adjusted EBITDA in the fourth quarter of fiscal 2023 from prior periods reflect changes to line item references in our Consolidated Financial Statements, which do not impact the calculation of Adjusted EBITDA.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	Change	January 27, 2024	January 28, 2023	Change
Net sales	$7,775	$7,816	$(41)	$15,327	$15,348	$(21)
Cost of sales	6,740	6,747	(7)	13,262	13,183	79
Gross profit	1,035	1,069	(34)	2,065	2,165	(100)
Operating expenses	1,010	1,002	8	2,033	2,002	31
Restructuring, acquisition and integration related expenses	4	3	1	8	5	3
Loss (gain) on sale of assets and other asset charges	5	1	4	24	(4)	28
Operating income	16	63	(47)	—	162	(162)
Net periodic benefit income, excluding service cost	(4)	(7)	3	(7)	(14)	7
Interest expense, net	40	39	1	75	74	1
Other income, net	(1)	—	(1)	(1)	(1)	—
(Loss) income before income taxes	(19)	31	(50)	(67)	103	(170)
(Benefit) provision for income taxes	(5)	9	(14)	(14)	14	(28)
Net (loss) income including noncontrolling interests	(14)	22	(36)	(53)	89	(142)
Less net income attributable to noncontrolling interests	(1)	(3)	2	(1)	(4)	3
Net (loss) income attributable to United Natural Foods, Inc.	$(15)	$19	$(34)	$(54)	$85	$(139)

Adjusted EBITDA	$128	$181	$(53)	$245	$388	$(143)

The following table reconciles Net (loss) income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net (loss) income including noncontrolling interests	$(14)	$22	$(53)	$89
Adjustments to net (loss) income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	(3)	(1)	(4)
Net periodic benefit income, excluding service cost	(4)	(7)	(7)	(14)
Interest expense, net	40	39	75	74
Other income, net	(1)	—	(1)	(1)
(Benefit) provision for income taxes	(5)	9	(14)	14
Depreciation and amortization	74	73	152	147
Share-based compensation	10	11	16	23
LIFO charge	6	29	13	50
Restructuring, acquisition and integration related expenses	4	3	8	5
Loss (gain) on sale of assets and other asset charges (1)	5	1	24	(4)
Business transformation costs (2)	14	4	29	9
Other adjustments (3)	—	—	4	—
Adjusted EBITDA	$128	$181	$245	$388
(1)Fiscal 2024 includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations in the first quarter of fiscal 2024.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)Primarily reflects third-party professional service fees related to shareholder negotiations.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		26-Week Period Ended		Increase (Decrease)
Customer Channel(1)	January 27, 2024	January 28, 2023	$	%	January 27, 2024	January 28, 2023	$	%
Chains	$3,266	$3,322	$(56)	(1.7)%	$6,450	$6,546	$(96)	(1.5)%
Independent retailers	1,907	1,980	(73)	(3.7)%	3,806	3,927	(121)	(3.1)%
Supernatural	1,751	1,659	92	5.5%	3,363	3,172	191	6.0%
Retail	631	660	(29)	(4.4)%	1,237	1,273	(36)	(2.8)%
Other	615	609	6	1.0%	1,261	1,244	17	1.4%
Eliminations	(395)	(414)	19	(4.6)%	(790)	(814)	24	(2.9)%
Total net sales	$7,775	$7,816	$(41)	(0.5)%	$15,327	$15,348	$(21)	(0.1)%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Second Quarter

Our Net sales for the second quarter of fiscal 2024 decreased approximately 0.5% from the second quarter of fiscal 2023. The decrease in Net sales was primarily driven by a decline in unit volumes, which was partially offset by inflation and new business with existing customers, primarily resulting from growth in our Supernatural channel.

Retail Net sales decreased primarily due to a 4.8% decrease in identical store sales from lower volume.

Year-to-Date

Our Net sales for fiscal 2024 year-to-date decreased approximately 0.1% from fiscal 2023 year-to-date. The decrease in Net sales was primarily driven by a decline in unit volumes. This decrease was largely offset by inflation and new business with existing customers, primarily resulting from growth in our Supernatural channel.

Retail Net sales decreased primarily due to a 4.0% decrease in identical store sales from lower volume.

Cost of Sales and Gross Profit

Our Gross profit decreased $34 million, or 3.2%, to $1,035 million for the second quarter of fiscal 2024, from $1,069 million for the second quarter of fiscal 2023. Our Gross profit as a percentage of Net sales decreased to 13.3% for the second quarter of fiscal 2024 compared to 13.7% for the second quarter of fiscal 2023. The LIFO charge was $6 million and $29 million in the second quarters of fiscal 2024 and 2023, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.4% of Net sales and 14.0% of Net sales for the second quarter of fiscal 2024 and 2023, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation.

Our Gross profit decreased $100 million, or 4.6%, to $2,065 million for fiscal 2024 year-to-date, from $2,165 million for fiscal 2023 year-to-date. Our Gross profit as a percentage of Net sales decreased to 13.5% for fiscal 2024 year-to-date compared to 14.1% for fiscal 2023 year-to-date. The LIFO charge was $13 million and $50 million for fiscal 2024 and 2023 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.6% of Net sales and 14.4% of Net sales for fiscal 2024 and fiscal 2023 year-to-date, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation.

Operating Expenses

Operating expenses increased $8 million, or 0.8%, to $1,010 million, or 13.0% of Net sales, for the second quarter of fiscal 2024 compared to $1,002 million, or 12.8% of Net sales, for the second quarter of fiscal 2023. The increase in Operating expenses as a percentage of Net sales was primarily driven by investments in our transformation initiatives, partially offset by lower transportation and distribution center labor costs due to increased operational efficiencies across our supply chain.

Operating expenses increased $31 million, or 1.5%, to $2,033 million, or 13.3% of Net sales, for fiscal 2024 year-to-date compared to $2,002 million, or 13.0% of Net sales, for fiscal 2023 year-to-date. The increase in Operating expenses as a percentage of Net sales was primarily driven by investments in our transformation initiatives, partially offset by lower transportation and distribution center labor costs due to increased operational efficiencies across our supply chain.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $4 million to $5 million for the second quarter of fiscal 2024, from $1 million for the second quarter of fiscal 2023, driven by a gain on the sale of property and equipment during the second quarter of fiscal 2023, which partially offset losses on the sales of receivables under the accounts receivable monetization program incurred in both periods.

Loss on sale of assets and other asset charges was $24 million for fiscal 2024 year-to-date, compared to a gain on sale of assets of $4 million for fiscal 2023 year-to-date. Fiscal 2024 year-to-date primarily includes a $21 million asset impairment charge related to one of our corporate-owned office locations. Fiscal 2024 year-to-date also includes higher losses on the sales of receivables under the accounts receivable monetization program, which was entered into early in the second quarter of fiscal 2023.

Operating Income

Reflecting the factors described above, Operating income decreased $47 million to $16 million for the second quarter of fiscal 2024, compared to $63 million for the second quarter of fiscal 2023. The decrease in Operating income was primarily driven by a decrease in Gross profit and an increase in Operating expenses, each as described above.

Reflecting the factors described above, Operating income decreased $162 million to $0 million for fiscal 2024 year-to-date, compared to operating income of $162 million for fiscal 2023 year-to-date. The decrease in Operating income was primarily driven by a decrease in Gross profit, an increase in Operating expenses, and a loss on sale of assets and other asset charges in fiscal 2024 year-to-date compared to a gain in fiscal 2023 year-to-date, each as described above.

Interest Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest expense on long-term debt, net of capitalized interest	$37	$33	$70	$65
Interest expense on finance lease obligations	—	—	1	1
Amortization of financing costs and discounts	3	3	5	5
Loss on debt extinguishment	—	3	—	3
Interest income	—	—	(1)	—
Interest expense, net	$40	$39	$75	$74

The increase in interest expense, net, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 was primarily driven by higher average interest rates, partially offset by lower loss on debt extinguishment.

The increase in interest expense, net, in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily driven by higher average interest rates, partially offset by lower loss on debt extinguishment and lower outstanding debt balances.

(Benefit) Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2024 was a benefit rate of 26.3% on pre-tax loss compared to an expense rate of 29.0% on pre-tax income for the second quarter of fiscal 2023. The change from the second quarter of fiscal 2023 is primarily driven by the reduction in pre-tax income during the second quarter of fiscal 2023.

The effective tax rate for fiscal 2024 year-to-date was a benefit rate of 20.9% on pre-tax loss compared to an expense rate of 13.6% on pre-tax income for fiscal 2023 year-to-date. The change from fiscal 2023 year-to-date is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions that did not recur in the first quarter of fiscal 2024.

Net (Loss) Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $15 million, or $0.25 per diluted common share, for the second quarter of fiscal 2024, compared to Net income attributable to United Natural Foods, Inc. of $19 million, or $0.31 per diluted common share, for the second quarter of fiscal 2023.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $54 million, or $0.92 per diluted common share, for fiscal 2024 year-to-date, compared to Net income attributable to United Natural Foods, Inc. of $85 million, or $1.38 per diluted common share, for fiscal 2023 year-to-date.

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

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	Change	January 27, 2024	January 28, 2023	Change
Net sales:
Wholesale	$7,487	$7,514	$(27)	$14,768	$14,773	$(5)
Retail	631	660	(29)	1,237	1,273	(36)
Other	52	56	(4)	112	116	(4)
Eliminations	(395)	(414)	19	(790)	(814)	24
Total Net sales	$7,775	$7,816	$(41)	$15,327	$15,348	$(21)
Adjusted EBITDA:
Wholesale	$118	$137	$(19)	$235	$308	$(73)
Retail	8	28	(20)	7	48	(41)
Other	4	15	(11)	7	34	(27)
Eliminations	(2)	1	(3)	(4)	(2)	(2)
Total Adjusted EBITDA	$128	$181	$(53)	$245	$388	$(143)

Net Sales

Second Quarter

Wholesale’s Net sales decreased in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 primarily due to a decline in unit volumes and declines in the Independent retailers and Chains channels, partially offset by inflation and growth in the Supernatural channel, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 primarily due to a 4.8% decrease in identical store sales from lower volume.

Lower eliminations of Net sales in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Wholesale’s Net sales decreased for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to a decline in unit volumes and declines in the Independent retailers and Chains channels, partially offset by inflation and growth in the Supernatural channel, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to a 4.0% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Second Quarter

Wholesale’s Adjusted EBITDA decreased 13.9% for the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. The decrease was driven by a decline in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for the second quarter of fiscal 2024 decreased $30 million and gross profit rate decreased approximately 36 basis points driven by lower levels of procurement gains resulting from decelerating inflation. Wholesale’s Operating expense decreased $11 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate decreased 11 basis points primarily driven by lower transportation and distribution center labor costs due to a decrease in volume and increased operational efficiencies across our supply chain. Wholesale’s depreciation and amortization expense increased $4 million in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023.

Retail’s Adjusted EBITDA decreased 71.4% for the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. The decrease was driven by a decline in gross profit primarily due to lower volume. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense decreased $2 million in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023.

Other Adjusted EBITDA decreased $11 million in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 primarily due to an increase in operating expenses.

Year-to-Date

Wholesale’s Adjusted EBITDA decreased 23.7% for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date. The decrease was driven by a decline in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for fiscal 2024 year-to-date decreased $92 million and gross profit rate decreased approximately 62 basis points driven by lower levels of procurement gains resulting from decelerating inflation. Wholesale’s Operating expense decreased $19 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate decreased 13 basis points primarily driven by lower transportation and distribution center labor costs due to a decrease in volume and increased operational efficiencies across our supply chain. Wholesale’s depreciation and amortization expense increased $7 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date.

Retail’s Adjusted EBITDA decreased 85.4% for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date. The decrease was driven by a decline in gross profit primarily due to lower volume, and higher operating expenses primarily due to increased costs associated with new stores. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense decreased $2 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date.

Other Adjusted EBITDA decreased $27 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of January 27, 2024 was $1,430 million and consisted of the following:
◦Unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) was $1,396 million as of January 27, 2024, which decreased $84 million from $1,480 million as of July 29, 2023, primarily due to increased cash utilized to fund working capital increases.
◦Cash and cash equivalents was $34 million as of January 27, 2024, which decreased $3 million from $37 million as of July 29, 2023.
•Our total debt increased $217 million to $2,180 million as of January 27, 2024 from $1,963 million as of July 29, 2023, primarily related to additional borrowings under the ABL Credit Facility to fund working capital increases.
•Working capital increased $187 million to $1,245 million as of January 27, 2024 from $1,058 million as of July 29, 2023, primarily due to increases in accounts receivable and inventory levels, combined with a decrease in accounts payable, accrued expenses and other current liabilities.

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

Long-Term Debt

During fiscal 2024 year-to-date, we borrowed a net $242 million under the ABL Credit Facility and made voluntary prepayments on the Term Loan Facility totaling $25 million. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

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

As of January 27, 2024, we had an aggregate of $850 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.360% to 3.777%, with maturities between March 2024 and June 2027. The fair values of these interest rate derivatives represent a total net asset of $13 million as of January 27, 2024, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of January 27, 2024, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures decreased $10 million for fiscal 2024 year-to-date to $141 million compared to $151 million for fiscal 2023 year-to-date, primarily due to lower retail expenditures. Our capital spending for fiscal 2024 and 2023 year-to-date principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $17 million for fiscal 2024 year-to-date compared to $3 million for fiscal 2023 year-to-date.

Fiscal 2024 capital and cloud implementation spending is expected to be approximately $400 million and include projects that automate, optimize and expand our distribution network, as well as our technology platform investments. We expect to finance fiscal 2024 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in millions)	January 27, 2024	January 28, 2023	Change
Net cash (used in) provided by operating activities	$(71)	$270	$(341)
Net cash used in investing activities	(142)	(143)	1
Net cash provided by (used in) financing activities	210	(131)	341
Effect of exchange rate on cash	—	—	—
Net decrease in cash and cash equivalents	(3)	(4)	1
Cash and cash equivalents, at beginning of period	37	44	(7)
Cash and cash equivalents, at end of period	$34	$40	$(6)

The increase in net cash used in operating activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to the monetization of certain receivables in fiscal 2023 year-to-date and lower cash generated from net income in fiscal 2024 year-to-date.

The decrease in net cash used in investing activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to lower payments for capital expenditures, partially offset by increased payments for investments in fiscal 2024 year-to-date.

The increase in net cash provided by financing activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to an increase in net borrowings under the revolving credit line resulting from increases in net cash used in operating activities, as described above.

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

Pension and Other Postretirement Benefit Obligations

In fiscal 2024, no minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2024. We fund our defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in fiscal 2024 year-to-date. As of January 27, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, product liability, real estate and antitrust. Other than as set forth in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. Under the 2022 Repurchase Program, we have repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million. We did not repurchase any shares of our common stock in the second quarter of fiscal 2024. As of January 27, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Item 5. Other Information

Following a dispute regarding the terms of a previously disclosed Change in Control Agreement, dated November 30, 2015 and related Transition Agreement, dated October 22, 2018, as amended from time to time (collectively, the “Change in Control Agreement”), on March 1, 2024, United Natural Foods, Inc. (the “Company”) and Michael C. Stigers, former Chief Executive Officer, UNFI Retail, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, in exchange for a waiver and release of claims, the Company will pay Mr. Stigers $900,000 (a portion of which will be paid directly to his attorney) in satisfaction of the terms of the Change in Control Agreement. The Settlement Agreement contains customary terms, including incorporation of existing confidentiality, non-competition and non-solicitation provisions in favor of the Company.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the complete Settlement Agreement, a copy of which is filed herewith as Exhibit 10.2.

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

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended April 29, 2023).
10.1**	Third Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (Filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed on November 8, 2023).
10.2* **	Settlement Agreement and Release by and between the Registrant and Michael C. Stigers, dated March 1, 2024.
10.3* **	Form of Indemnification Agreement (for agreements entered into after February 29, 2024).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on March 6, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: March 6, 2024