Form 10-Q
period 2024-04-27
UNITED NATURAL FOODS INC
filed 2024-06-05
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2024 there were 59,470,084 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	April 27, 2024	July 29, 2023
ASSETS
Cash and cash equivalents	$39	$37
Accounts receivable, net	971	889
Inventories, net	2,232	2,292
Prepaid expenses and other current assets	269	245
Total current assets	3,511	3,463
Property and equipment, net	1,776	1,767
Operating lease assets	1,396	1,228
Goodwill	20	20
Intangible assets, net	668	722
Deferred income taxes	33	32
Other long-term assets	181	162
Total assets	$7,585	$7,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,677	$1,781
Accrued expenses and other current liabilities	258	283
Accrued compensation and benefits	186	143
Current portion of operating lease liabilities	186	180
Current portion of long-term debt and finance lease liabilities	11	18
Total current liabilities	2,318	2,405
Long-term debt	2,148	1,956
Long-term operating lease liabilities	1,270	1,099
Long-term finance lease liabilities	11	12
Pension and other postretirement benefit obligations	16	16
Other long-term liabilities	141	162
Total liabilities	5,904	5,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 62.0 shares issued and 59.5 shares outstanding at April 27, 2024; 61.0 shares issued and 58.5 shares outstanding at July 29, 2023	1	1
Additional paid-in capital	624	606
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(33)	(28)
Retained earnings	1,175	1,250
Total United Natural Foods, Inc. stockholders’ equity	1,681	1,743
Noncontrolling interests	—	1
Total stockholders’ equity	1,681	1,744
Total liabilities and stockholders’ equity	$7,585	$7,394

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net sales	$7,498	$7,507	$22,825	$22,855
Cost of sales	6,478	6,507	19,740	19,690
Gross profit	1,020	1,000	3,085	3,165
Operating expenses	992	967	3,025	2,969
Restructuring, acquisition and integration related expenses (benefits)	9	(4)	17	1
Loss on sale of assets and other asset charges	13	4	37	—
Operating income	6	33	6	195
Net periodic benefit income, excluding service cost	(4)	(8)	(11)	(22)
Interest expense, net	37	35	112	109
Other income, net	(1)	(1)	(2)	(2)
(Loss) income before income taxes	(26)	7	(93)	110
(Benefit) provision for income taxes	(6)	(1)	(20)	13
Net (loss) income including noncontrolling interests	(20)	8	(73)	97
Less net income attributable to noncontrolling interests	(1)	(1)	(2)	(5)
Net (loss) income attributable to United Natural Foods, Inc.	$(21)	$7	$(75)	$92

Basic (loss) earnings per share	$(0.34)	$0.12	$(1.26)	$1.55
Diluted (loss) earnings per share	$(0.34)	$0.12	$(1.26)	$1.51

Weighted average shares outstanding:
Basic	59.4	59.4	59.2	59.3
Diluted	59.4	60.4	59.2	61.0

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	13-Week Period Ended		39-Week Period Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net (loss) income including noncontrolling interests	$(20)	$8	$(73)	$97
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax	—	—	1	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	3	(2)	(4)	12
Foreign currency translation adjustments	(1)	(2)	(2)	(4)
Recognition of other cash flow derivatives, net of tax(2)	—	(2)	—	(4)
Total other comprehensive income (loss)	2	(6)	(5)	5
Less comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(5)
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(19)	$1	$(80)	$97

(1)Amounts are net of tax expense (benefit) of $1 million and $(1) million for the third quarters of fiscal 2024 and 2023, respectively, and $(1) million and $4 million for fiscal 2024 and 2023 year-to-date, respectively.
(2)Amounts are net of tax expense (benefit) of $0 million and $0 million for the third quarters of fiscal 2024 and 2023, respectively, and $0 million and $(1) million for fiscal 2024 and 2023 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended April 27, 2024 and April 29, 2023
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692
Restricted stock vestings	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(21)	(21)	1	(20)
Balances at April 27, 2024	62.0	$1	2.5	$(86)	$624	$(33)	$1,175	$1,681	$—	$1,681

Balances at January 28, 2023	60.9	$1	1.3	$(53)	$592	$(9)	$1,311	$1,842	$3	$1,845
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Repurchases of common stock	—	—	0.4	(12)	—	—	—	(12)	—	(12)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	—	7	7	1	8
Balances at April 29, 2023	60.9	$1	1.7	$(65)	$602	$(15)	$1,318	$1,841	$1	$1,842

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended April 27, 2024 and April 29, 2023
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	1.0	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	27	—	—	27	—	27
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	—	(5)
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Net (loss) income	—	—	—	—	—	—	(75)	(75)	2	(73)
Balances at April 27, 2024	62.0	$1	2.5	$(86)	$624	$(33)	$1,175	$1,681	$—	$1,681

Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.0	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	—	—	33	—	—	33	—	33
Repurchases of common stock	—	—	1.1	(41)	—	—	—	(41)	—	(41)
Other comprehensive income	—	—	—	—	—	5	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	—	92	92	5	97
Balances at April 29, 2023	60.9	$1	1.7	$(65)	$602	$(15)	$1,318	$1,841	$1	$1,842

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(73)	$97
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	228	224
Share-based compensation	27	33
Gain on sale of assets	(7)	(9)
Long-lived asset impairment charges	28	—
Net pension and other postretirement benefit income	(11)	(22)
Deferred income tax expense	—	2
LIFO charge	19	83
Provision (recoveries) for losses on receivables	3	(2)
Non-cash interest expense and other adjustments	5	11
Changes in operating assets and liabilities	(165)	(15)
Net cash provided by operating activities	54	402
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(217)	(218)
Proceeds from dispositions of assets	14	14
Payments for investments	(23)	(7)
Net cash used in investing activities	(226)	(211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,957	2,387
Proceeds from issuance of other loans	15	—
Repayments of borrowings under revolving credit line	(1,743)	(2,348)
Repayments of long-term debt and finance leases	(41)	(149)
Repurchases of common stock	—	(41)
Payments of employee restricted stock tax withholdings	(6)	(39)
Distributions to noncontrolling interests	(4)	(5)
Repayments of other loans	(2)	(2)
Other	(2)	—
Net cash provided by (used in) financing activities	174	(197)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(6)
Cash and cash equivalents, at beginning of period	37	44
Cash and cash equivalents, at end of period	$39	$38
Supplemental disclosures of cash flow information:
Cash paid for interest	$118	$114
Cash refunds for federal, state, and foreign income taxes, net	$(10)	$(4)
Leased assets obtained in exchange for new operating lease liabilities	$317	$198
Leased assets obtained in exchange for new finance lease liabilities	$6	$—
Additions of property and equipment included in Accounts payable	$29	$42

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. Fiscal 2024 will contain 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks. References to the third quarter of fiscal 2024 and 2023 relate to the 13-week fiscal quarters ended April 27, 2024 and April 29, 2023, respectively. References to fiscal 2024 and 2023 year-to-date relate to the 39-week fiscal periods ended April 27, 2024 and April 29, 2023, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of April 27, 2024 and July 29, 2023, the Company had net book overdrafts of $287 million and $308 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was approximately $363 million and $344 million as of April 27, 2024 and July 29, 2023, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

	Net Sales for the 13-Week Period Ended
(in millions)	April 27, 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,092	$—	$—	$—	$3,092
Independent retailers	1,816	—	—	—	1,816
Supernatural	1,734	—	—	—	1,734
Retail	—	571	—	—	571
Other	594	—	50	—	644
Eliminations	—	—	—	(359)	(359)
Total	$7,236	$571	$50	$(359)	$7,498

	Net Sales for the 13-Week Period Ended
(in millions)	April 29, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,129	$—	$—	$—	$3,129
Independent retailers	1,875	—	—	—	1,875
Supernatural	1,647	—	—	—	1,647
Retail	—	598	—	—	598
Other	584	—	56	—	640
Eliminations	—	—	—	(382)	(382)
Total	$7,235	$598	$56	$(382)	$7,507

	Net Sales for the 39-Week Period Ended
(in millions)	April 27, 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,542	$—	$—	$—	$9,542
Independent retailers	5,622	—	—	—	5,622
Supernatural	5,097	—	—	—	5,097
Retail	—	1,808	—	—	1,808
Other	1,743	—	162	—	1,905
Eliminations	—	—	—	(1,149)	(1,149)
Total	$22,004	$1,808	$162	$(1,149)	$22,825

	Net Sales for the 39-Week Period Ended
(in millions)	April 29, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$9,675	$—	$—	$—	$9,675
Independent retailers	5,802	—	—	—	5,802
Supernatural	4,819	—	—	—	4,819
Retail	—	1,871	—	—	1,871
Other	1,712	—	172	—	1,884
Eliminations	—	—	—	(1,196)	(1,196)
Total	$22,008	$1,871	$172	$(1,196)	$22,855
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	April 27, 2024	July 29, 2023
Customer accounts receivable	$958	$887
Allowance for uncollectible receivables	(16)	(17)
Other receivables, net	29	19
Accounts receivable, net	$971	$889

Notes receivable, net, included within Prepaid expenses and other current assets	$3	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of April 27, 2024 and July 29, 2023, was approximately $342 million and $310 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $6 million and $4 million for the third quarters of fiscal 2024 and 2023, respectively, and $16 million and $9 million for fiscal 2024 and 2023 year-to-date, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—PROPERTY AND EQUIPMENT, NET

In fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in fiscal 2024 year-to-date. The fair value utilized in the Company’s impairment review was determined based on the market approach. The impairment charge is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2024, the Company entered into an agreement to sell certain long-lived assets related to this corporate-owned office location, which is expected to close in the fourth quarter of fiscal 2024. As a result, assets related to this location totaling $8 million are classified as held for sale within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of April 27, 2024.

During the third quarter of fiscal 2024, the Company recorded a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations. The impairment charge is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. There were no asset impairment charges recorded for fiscal 2023 year-to-date.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of July 29, 2023	$10	(1)	$10	(2)	$20
Change in foreign exchange rates	—		—		—
Goodwill as of April 27, 2024	$10	(1)	$10	(2)	$20
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of July 29, 2023 and April 27, 2024.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of July 29, 2023 and April 27, 2024.

Identifiable intangible assets, net consisted of the following:

	April 27, 2024			July 29, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$397	$610	$1,007	$354	$653
Pharmacy prescription files	33	26	7	33	22	11
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	88	63	25	89	57	32
Total amortizing intangible assets	1,134	491	643	1,135	438	697
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,159	$491	$668	$1,160	$438	$722
Amortization expense was $17 million and $18 million for the third quarters of fiscal 2024 and 2023, respectively, and $53 million and $54 million for fiscal 2024 and 2023 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of April 27, 2024 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2024	$20
2025	71
2026	67
2027	64
2028	61
Thereafter	360
$643

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at April 27, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$12	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$4	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at July 29, 2023
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$17	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of April 27, 2024, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $9 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $9 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	April 27, 2024		July 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$15	$8	$15	$8
Long-term debt, including current portion	$2,151	$2,047	$1,963	$1,903

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of April 27, 2024. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of April 27, 2024, which are all pay fixed and receive floating, are as follows:

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
		$650

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$37	$35	$112	$109
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	$5	$3	$15	$7

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at April 27, 2024	Fiscal Maturity Year	April 27, 2024	July 29, 2023
Term Loan Facility	8.69%	2026	$645	$670
ABL Credit Facility	6.81%	2027	1,026	812
Senior Notes	6.75%	2029	500	500
Other secured loans	4.43%	2025	3	9
Debt issuance costs, net			(19)	(22)
Original issue discount on debt			(4)	(6)
Long-term debt, including current portion			2,151	1,963
Less: current portion of long-term debt			(3)	(7)
Long-term debt			$2,148	$1,956

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes, which are presented net of debt issuance costs of $6 million as of April 27, 2024 in the Condensed Consolidated Balance Sheets, are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined below).

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	April 27, 2024	July 29, 2023
Certain inventory assets included in Inventories, net	$1,828	$1,861
Certain receivables included in Accounts receivable, net	563	571
Pharmacy prescription files included in Intangible assets, net	7	11
Total	$2,398	$2,443

As of April 27, 2024, the Borrowers’ Borrowing Base was $2,427 million, reflecting the advance rates described above and $95 million of reserves, which is below the $2,600 million limit of availability. This resulted in total availability of $2,427 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	April 27, 2024
Total availability for ABL loans and letters of credit	$2,427
ABL loans outstanding	(1,026)
Letters of credit outstanding	(176)
Unused credit	$1,225

The applicable interest rates, unutilized commitment fees and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily Average Availability (as defined in the ABL Loan Agreement), and were as follows:

	Range of Facility Rates and Fees (per annum)	April 27, 2024
Borrowers’ applicable margin for base rate loans	0.00% - 0.25%	0.25%
Borrowers’ applicable margin for SOFR and BA loans(1)	1.00% - 1.25%	1.25%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.375%
(1) The U.S. Borrower utilizes SOFR-based loans and the Canadian Borrower utilizes bankers’ acceptance rate-based loans.

Subsequent to the end of the third quarter of fiscal 2024, the Company entered into an amendment to the ABL Loan Agreement. Refer to Note 16—Subsequent Events for additional information.

Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”), by and among the Company and SUPERVALU INC. (“Supervalu” and, collectively with the Company, the “Initial Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Term Lenders”), Credit Suisse, as administrative agent for the Term Lenders, and the other parties thereto, provides for a $1,800 million senior secured first lien term loan (the “Term Loan Facility”). The net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs. Any amounts then outstanding were to be payable in full on October 22, 2025.

The obligations under the Term Loan Facility are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Initial Term Borrowers’ obligations under the Term Loan Facility and the Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Initial Term Borrowers’ and the Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Initial Term Borrowers’ and the Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than or equal to $10 million. As of April 27, 2024 and July 29, 2023, there was $604 million and $617 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2024 that may be required in fiscal 2025 is not reasonably estimable as of April 27, 2024.

As of April 27, 2024, the Company had borrowings of $645 million outstanding under the Term Loan Facility, which are presented in the Condensed Consolidated Balance Sheets net of debt issuance costs of $7 million and an original issue discount on debt of $4 million. As of April 27, 2024, no amount of the Term Loan Facility was classified as current.

As of April 27, 2024, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 2.25% or (ii) a SOFR rate plus a margin of 3.25%, provided that the SOFR rate shall never be less than 0.0%.

Subsequent to the end of the third quarter of fiscal 2024, the Company entered into an amendment further amending the Term Loan Agreement. Refer to Note 16—Subsequent Events for additional information.

NOTE 9—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2024 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive income (loss) before reclassifications	1	—	(2)	7	6
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	(1)	—	—	(11)	(12)
Net current period Other comprehensive income (loss)	—	1	(2)	(4)	(5)
Accumulated other comprehensive (loss) income at April 27, 2024	$—	$(20)	$(23)	$10	$(33)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2023 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	(6)	—	(4)	17	7
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	2	—	—	(5)	(3)
Net current period Other comprehensive (loss) income	(4)	1	(4)	12	5
Accumulated other comprehensive (loss) income at April 29, 2023	$(2)	$(2)	$(23)	$12	$(15)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$—	$2	$1	Net periodic benefit income, excluding service cost
Income tax benefit	(1)	—	(1)	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$—	$—	$1	$1

Swap agreements:
Reclassification of cash flow hedges	$(5)	$(3)	$(15)	$(7)	Interest expense, net
Income tax expense	1	1	4	2	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(4)	$(2)	$(11)	$(5)

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$1	$(1)	$3	Cost of sales
Income tax benefit	—	—	—	(1)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(1)	$1	$(1)	$2
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost as reflected in Note 11—Benefit Plans.

As of April 27, 2024, the Company expects to reclassify $11 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—SHARE-BASED AWARDS

In fiscal 2024 year-to-date, the Company granted restricted stock units and performance share units to its directors, executive officers and certain employees representing a right to receive an aggregate of 3.4 million shares. As of April 27, 2024, there were 1.8 million shares available for issuance under the Third Amended and Restated 2020 Equity Incentive Plan.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Interest cost	$18	$16	$—	$—
Expected return on plan assets	(23)	(24)	—	—
Amortization of prior service cost	—	—	1	—
Net periodic benefit (income) cost	$(5)	$(8)	$1	$—

Contributions to benefit plans	$(1)	$(1)	$—	$—

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Interest cost	$55	$48	$—	$—
Expected return on plan assets	(68)	(71)	—	—
Amortization of prior service cost	—	—	2	1
Net periodic benefit (income) cost	$(13)	$(23)	$2	$1

Contributions to benefit plans	$(1)	$(1)	$—	$—

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2024. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2024.

Multiemployer Pension Plans

The Company contributed $12 million and $13 million in the third quarters of fiscal 2024 and 2023, respectively, and $38 million and $36 million in fiscal 2024 and 2023 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the third quarter of fiscal 2024 was a benefit rate of 23.1% on pre-tax loss compared to a benefit rate of 14.3% on pre-tax income for the third quarter of fiscal 2023. The change from the third quarter of fiscal 2023 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income during the third quarter of fiscal 2023.

The effective tax rate for fiscal 2024 year-to-date was a benefit rate of 21.5% on pre-tax loss compared to an expense rate of 11.8% on pre-tax income for fiscal 2023 year-to-date. The change from fiscal 2023 year-to-date is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions, while the third quarter of fiscal 2024 included a tax expense for the establishment of reserves for unrecognized tax positions. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate for fiscal 2024 and fiscal 2023 year-to-date were discrete tax detriments and benefits, respectively, resulting from share award vestings and changes in reserves for unrecognized tax positions.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		39-Week Period Ended
(in millions, except per share data)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Basic weighted average shares outstanding	59.4	59.4	59.2	59.3
Net effect of dilutive stock awards based upon the treasury stock method	—	1.0	—	1.7
Diluted weighted average shares outstanding	59.4	60.4	59.2	61.0

Basic (loss) earnings per share(1)	$(0.34)	$0.12	$(1.26)	$1.55
Diluted (loss) earnings per share(1)	$(0.34)	$0.12	$(1.26)	$1.51

Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	4.1	0.9	2.1	0.8
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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to (Loss) income before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net sales:
Wholesale(1)	$7,236	$7,235	$22,004	$22,008
Retail	571	598	1,808	1,871
Other	50	56	162	172
Eliminations	(359)	(382)	(1,149)	(1,196)
Total Net sales	$7,498	$7,507	$22,825	$22,855
Adjusted EBITDA:
Wholesale	$125	$143	$360	$451
Retail	(3)	18	4	66
Other	7	(1)	14	33
Eliminations	1	(1)	(3)	(3)
Adjustments:
Net income attributable to noncontrolling interests	1	1	2	5
Net periodic benefit income, excluding service cost	4	8	11	22
Interest expense, net	(37)	(35)	(112)	(109)
Other income, net	1	1	2	2
Depreciation and amortization	(76)	(77)	(228)	(224)
Share-based compensation	(10)	(10)	(26)	(33)
LIFO charge	(6)	(33)	(19)	(83)
Restructuring, acquisition and integration related (expenses) benefits	(9)	4	(17)	(1)
Loss on sale of assets and other asset charges	(13)	(4)	(37)	—
Business transformation costs	(11)	(7)	(40)	(16)
Other adjustments	—	—	(4)	—
(Loss) income before income taxes	$(26)	$7	$(93)	$110
Depreciation and amortization:
Wholesale	$67	$66	$200	$192
Retail	9	9	25	27
Other	—	2	3	5
Total depreciation and amortization	$76	$77	$228	$224
Payments for capital expenditures:
Wholesale	$68	$64	$203	$195
Retail	8	3	14	23
Total capital expenditures	$76	$67	$217	$218
(1)As presented in Note 3—Revenue Recognition, the Company recorded $300 million and $319 million for the third quarters of fiscal 2024 and 2023, respectively, and $951 million and $1,006 million in fiscal 2024 and 2023 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	April 27, 2024	July 29, 2023
Assets:
Wholesale	$6,635	$6,405
Retail	616	648
Other	393	377
Eliminations	(59)	(36)
Total assets	$7,585	$7,394

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of April 27, 2024. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to six years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of April 27, 2024, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $10 million ($8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of April 27, 2024, a total estimated loss of less than $1 million is recorded in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of April 27, 2024, the Company had approximately $577 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of April 27, 2024, the Company had commitments of $336 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 21 years from commencement date. A lease agreement for a facility in Manchester, Pennsylvania entered into in fiscal 2023 commenced in the second quarter of fiscal 2024 resulting in the recognition of a $205 million right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), New Albertson’s is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated by the next status conference on June 10, 2024. The Company believes these claims are without merit and intends to vigorously defend this matter.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. The trial is now scheduled to begin September 30, 2024.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of April 27, 2024, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 16—SUBSEQUENT EVENTS

On May 1, 2024, the Company entered into an amendment (the “First ABL Amendment”) to the ABL Loan Agreement. The First ABL Amendment provides for (i) the creation of a First In, Last Out (“FILO”) tranche of incremental loans of $130 million under the ABL Loan Agreement (the “ABL FILO Loan”) with an Applicable Margin (as defined in the ABL Loan Agreement) equal to SOFR plus 2.50% per annum (or a base rate plus 1.5% per annum), (ii) the removal of the obligation of the Canadian Obligors (as defined in the ABL Loan Agreement) to provide credit support for U.S. Revolver Loans (as defined in the ABL Loan Agreement) and (iii) other administrative changes. The ABL FILO Loan is subject to a borrowing base which is based on 5% of eligible accounts receivable, plus 5% of eligible credit card receivables, plus 5% of the net orderly liquidation value of eligible inventory, plus 5% of the value of eligible pharmacy receivables of each U.S. Obligor (as defined in the ABL Loan Agreement). On May 1, 2024, the $130 million of ABL FILO Loan proceeds were used to make a voluntary prepayment on the Term Loan Facility as further described below.

On May 1, 2024, the Company entered into an amendment (the “Fourth Term Loan Amendment”) further amending the Term Loan Agreement. The Fourth Term Loan Amendment provides for the refinancing of the existing term loans that resulted in (i) the reduction of the principal amount of the Term Loan Facility to $500 million, (ii) the extension of the maturity to May 1, 2031 (but with a springing maturity to (a) the date 91 days prior to the expiration of the Company’s distribution contract with Whole Foods Market Distribution, Inc. (“Whole Foods Market”) if such agreement shall not have been extended beyond the term of the Term Loan Facility, and (b) 91 days prior to the maturity of the Senior Notes, in the event that at least $100 million in principal amount outstanding of such Senior Notes remains outstanding on such date), (iii) a change in the applicable margin over (a) a base rate from 2.25% to 3.75% per annum, or (b) a SOFR rate from 3.25% to 4.75% per annum, (iv) the appointment of JPMorgan Chase Bank, N.A., as replacement administrative and collateral agent, (v) the addition of UNFI Wholesale, Inc. (“UNFI Wholesale”) and UNFI Distribution Company, LLC (“UNFI Distribution”) as co-borrowers (the Company, UNFI Wholesale, UNFI Distribution, and Supervalu collectively, the “Term Borrowers”), and (vi) other administrative changes. In conjunction with the Fourth Term Loan Amendment, the Company made a voluntary prepayment of $145 million on the Term Loan Facility funded with the $130 million of ABL FILO Loan proceeds (described above) and incremental borrowings under the ABL Credit Facility. In connection with the Fourth Term Loan Amendment and prepayment, the Company expects to incur a loss on debt extinguishment of $10 million in the fourth quarter of fiscal 2024 related to unamortized debt issuance costs and a loss on unamortized original issue discount.

On May 21, 2024, the Company entered into an amended and restated distribution agreement with Whole Foods Market, which, among other things, extended the term of the agreement from September 27, 2027 to May 20, 2032, and which satisfies the extension requirement in the Term Loan Agreement.

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

We are focused on becoming a more effective and efficient business partner to our customers, which we believe will position us for long-term profitable growth. We are finalizing our multi-year strategic plan that we expect will begin in fiscal 2025. We expect our updated strategy to focus on optimizing controllable variables across network optimization, cost management and working capital efficiency as well as the reallocation of resources to enhance value for our stakeholders.

We are also implementing near-term initiatives to help improve profitability while we finalize and implement our revised strategy. These include actioning administrative structure efficiencies, reprioritizing our selling and administrative spending, optimizing our stock-keeping unit (“SKU”) assortment as well as reviewing commercial contracts in collaboration with our customers and suppliers.

We expect to continue to use available capital to re-invest in our business and we remain committed to improving our financial leverage and reducing outstanding debt.

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

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to an amended distribution agreement. On May 21, 2024, we amended and restated our distribution agreement dated October 30, 2015 which, among other things, extended the term of that agreement through May 20, 2032.

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

Wholesale Distribution Center Network

We evaluate our distribution center network to optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network.

In the second quarter of fiscal 2024, we began the development of a new distribution center in Manchester, Pennsylvania, which has approximately 1.3 million square feet. We recognized a $205 million right-of-use asset and operating lease liability for this distribution center in fiscal 2024.

Retail Operations

We currently operate 75 retail grocery stores, including 53 Cub Foods corporate stores and 22 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 25 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers Food Warehouse anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the third quarter of fiscal 2024. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately two percent in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the third quarter of fiscal 2024, we experienced fewer and less significant vendor product cost increases as compared to the third quarter of fiscal 2023. These decreases negatively impacted our gross profit rate when comparing the third quarter of fiscal 2024 to the third quarter of fiscal 2023.

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

Restructuring, Acquisition and Integration Related Expenses (Benefits)

Restructuring, acquisition and integration related expenses (benefits) reflect expenses resulting from restructuring activities, including severance costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges primarily includes losses (gains) on sales of assets, losses on sales of financial assets, and asset impairments.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	Change	April 27, 2024	April 29, 2023	Change
Net sales	$7,498	$7,507	$(9)	$22,825	$22,855	$(30)
Cost of sales	6,478	6,507	(29)	19,740	19,690	50
Gross profit	1,020	1,000	20	3,085	3,165	(80)
Operating expenses	992	967	25	3,025	2,969	56
Restructuring, acquisition and integration related expenses (benefits)	9	(4)	13	17	1	16
Loss on sale of assets and other asset charges	13	4	9	37	—	37
Operating income	6	33	(27)	6	195	(189)
Net periodic benefit income, excluding service cost	(4)	(8)	4	(11)	(22)	11
Interest expense, net	37	35	2	112	109	3
Other income, net	(1)	(1)	—	(2)	(2)	—
(Loss) income before income taxes	(26)	7	(33)	(93)	110	(203)
(Benefit) provision for income taxes	(6)	(1)	(5)	(20)	13	(33)
Net (loss) income including noncontrolling interests	(20)	8	(28)	(73)	97	(170)
Less net income attributable to noncontrolling interests	(1)	(1)	—	(2)	(5)	3
Net (loss) income attributable to United Natural Foods, Inc.	$(21)	$7	$(28)	$(75)	$92	$(167)

Adjusted EBITDA	$130	$159	$(29)	$375	$547	$(172)

The following table reconciles Net (loss) income including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net (loss) income including noncontrolling interests	$(20)	$8	$(73)	$97
Adjustments to net (loss) income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	(1)	(2)	(5)
Net periodic benefit income, excluding service cost	(4)	(8)	(11)	(22)
Interest expense, net	37	35	112	109
Other income, net	(1)	(1)	(2)	(2)
(Benefit) provision for income taxes	(6)	(1)	(20)	13
Depreciation and amortization	76	77	228	224
Share-based compensation	10	10	26	33
LIFO charge	6	33	19	83
Restructuring, acquisition and integration related expenses (benefits)	9	(4)	17	1
Loss on sale of assets and other asset charges (1)	13	4	37	—
Business transformation costs (2)	11	7	40	16
Other adjustments (3)	—	—	4	—
Adjusted EBITDA	$130	$159	$375	$547
(1)Fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations in the first quarter of fiscal 2024 and a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations in the third quarter of fiscal 2024.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, and third-party professional service fees related to the board-led financial review in the third quarter of fiscal 2024, all of which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)Primarily reflects third-party professional service fees related to shareholder negotiations in the first quarter of fiscal 2024.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)		39-Week Period Ended		Increase (Decrease)
Customer Channel(1)	April 27, 2024	April 29, 2023	$	%	April 27, 2024	April 29, 2023	$	%
Chains	$3,092	$3,129	$(37)	(1.2)%	$9,542	$9,675	$(133)	(1.4)%
Independent retailers	1,816	1,875	(59)	(3.1)%	5,622	5,802	(180)	(3.1)%
Supernatural	1,734	1,647	87	5.3%	5,097	4,819	278	5.8%
Retail	571	598	(27)	(4.5)%	1,808	1,871	(63)	(3.4)%
Other	644	640	4	0.6%	1,905	1,884	21	1.1%
Eliminations	(359)	(382)	23	(6.0)%	(1,149)	(1,196)	47	(3.9)%
Total net sales	$7,498	$7,507	$(9)	(0.1)%	$22,825	$22,855	$(30)	(0.1)%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Third Quarter

Our Net sales for the third quarter of fiscal 2024 decreased approximately 0.1% from the third quarter of fiscal 2023. The decrease in Net sales was primarily driven by a decline in unit volumes, which was offset by inflation and new business with existing customers.

Retail Net sales decreased primarily due to a 4.0% decrease in identical store sales from lower volume.

Year-to-Date

Our Net sales for fiscal 2024 year-to-date decreased approximately 0.1% from fiscal 2023 year-to-date. The decrease in Net sales was primarily driven by a decline in unit volumes, which was offset by inflation and new business with existing customers.

Retail Net sales decreased primarily due to a 4.0% decrease in identical store sales from lower volume.

Cost of Sales and Gross Profit

Our Gross profit increased $20 million, or 2.0%, to $1,020 million for the third quarter of fiscal 2024, from $1,000 million for the third quarter of fiscal 2023. Our Gross profit as a percentage of Net sales increased to 13.6% for the third quarter of fiscal 2024 compared to 13.3% for the third quarter of fiscal 2023. The LIFO charge was $6 million and $33 million in the third quarters of fiscal 2024 and 2023, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.7% of Net sales and 13.8% of Net sales for the third quarter of fiscal 2024 and 2023, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation and a lower retail gross profit rate, which were nearly offset by the benefit of lower shrink expense.

Our Gross profit decreased $80 million, or 2.5%, to $3,085 million for fiscal 2024 year-to-date, from $3,165 million for fiscal 2023 year-to-date. Our Gross profit as a percentage of Net sales decreased to 13.5% for fiscal 2024 year-to-date compared to 13.8% for fiscal 2023 year-to-date. The LIFO charge was $19 million and $83 million for fiscal 2024 and 2023 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.6% of Net sales and 14.2% of Net sales for fiscal 2024 and fiscal 2023 year-to-date, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower levels of procurement gains resulting from decelerating inflation and a lower retail gross profit rate, which were partially offset by the benefit of lower shrink expense.

Operating Expenses

Operating expenses increased $25 million, or 2.6%, to $992 million, or 13.2% of Net sales, for the third quarter of fiscal 2024 compared to $967 million, or 12.9% of Net sales, for the third quarter of fiscal 2023. The increase in Operating expenses as a percentage of Net sales was primarily driven by a $33 million increase in incentive compensation due to $13 million in expense in the third quarter of fiscal 2024, compared to a $20 million benefit in the third quarter of fiscal 2023 resulting from the reversal of previously accrued incentive compensation expense driven by underperformance in fiscal 2023. This increase was partially offset by lower transportation costs and other operational supply chain efficiencies.

Operating expenses increased $56 million, or 1.9%, to $3,025 million, or 13.3% of Net sales, for fiscal 2024 year-to-date compared to $2,969 million, or 13.0% of Net sales, for fiscal 2023 year-to-date. The increase in Operating expenses as a percentage of Net sales was primarily driven by approximately $40 million higher incentive compensation expense in fiscal 2024 year-to-date and incremental transformation costs, which were partially offset by lower transportation costs and other operational supply chain efficiencies.

Restructuring, Acquisition and Integration Related Expenses (Benefits)

Restructuring, acquisition and integration related expenses were $9 million for the third quarter of fiscal 2024, compared to a benefit of $4 million for the third quarter of fiscal 2023. The third quarter of fiscal 2024 primarily includes costs associated with certain employee severance.

Restructuring, acquisition and integration related expenses increased $16 million to $17 million for fiscal 2024 year-to-date, from $1 million for fiscal 2023 year-to-date primarily driven by costs associated with certain employee severance in fiscal 2024 year-to-date.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $9 million to $13 million for the third quarter of fiscal 2024, from $4 million for the third quarter of fiscal 2023, primarily driven by a $7 million asset impairment charge related to the decision to close certain retail store locations during the third quarter of fiscal 2024.

Loss on sale of assets and other asset charges increased $37 million to $37 million for fiscal 2024 year-to-date, from $0 million for fiscal 2023 year-to-date. Fiscal 2024 year-to-date primarily includes $28 million in asset impairment charges related to one of our corporate-owned office locations and certain retail store locations. Fiscal 2024 year-to-date also includes higher losses on the sales of receivables under the accounts receivable monetization program, which was entered into early in the second quarter of fiscal 2023.

Operating Income

Reflecting the factors described above, Operating income decreased $27 million to $6 million for the third quarter of fiscal 2024, compared to $33 million for the third quarter of fiscal 2023. The decrease in Operating income was primarily driven by an increase in Operating expenses and Restructuring, acquisition and integration related expenses in the third quarter of fiscal 2024, partially offset by an increase in Gross profit, each as described above.

Reflecting the factors described above, Operating income decreased $189 million to $6 million for fiscal 2024 year-to-date, compared to operating income of $195 million for fiscal 2023 year-to-date. The decrease in Operating income was primarily driven by a decrease in Gross profit, an increase in Operating expenses, a loss on sale of assets and other asset charges in fiscal 2024 year-to-date that did not occur in fiscal 2023 year-to-date, and higher Restructuring, acquisition and integration related expenses, each as described above.

Interest Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Interest expense on long-term debt, net of capitalized interest	$35	$33	$105	$98
Interest expense on finance lease obligations	1	1	2	2
Amortization of financing costs and discounts	2	2	7	7
Loss on debt extinguishment	—	—	—	3
Interest income	(1)	(1)	(2)	(1)
Interest expense, net	$37	$35	$112	$109

The increase in interest expense, net, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily driven by higher average interest rates.

The increase in interest expense, net, in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily driven by higher average interest rates, partially offset by lower loss on debt extinguishment.

(Benefit) Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2024 was a benefit rate of 23.1% on pre-tax loss compared to a benefit rate of 14.3% on pre-tax income for the third quarter of fiscal 2023. The change from the third quarter of fiscal 2023 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2023, and the reduction in pre-tax income during the third quarter of fiscal 2023.

The effective tax rate for fiscal 2024 year-to-date was a benefit rate of 21.5% on pre-tax loss compared to an expense rate of 11.8% on pre-tax income for fiscal 2023 year-to-date. The change from fiscal 2023 year-to-date is primarily driven by the reduction of discrete tax benefits related to employee stock award vestings in the first quarter of fiscal 2024. In addition, the first quarter of fiscal 2023 included a tax benefit from the release of reserves for unrecognized tax positions, while the third quarter of fiscal 2024 included a tax expense for the establishment of reserves for unrecognized tax positions.

Net (Loss) Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $21 million, or $0.34 per diluted common share, for the third quarter of fiscal 2024, compared to Net income attributable to United Natural Foods, Inc. of $7 million, or $0.12 per diluted common share, for the third quarter of fiscal 2023.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $75 million, or $1.26 per diluted common share, for fiscal 2024 year-to-date, compared to Net income attributable to United Natural Foods, Inc. of $92 million, or $1.51 per diluted common share, for fiscal 2023 year-to-date.

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

	13-Week Period Ended			39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	Change	April 27, 2024	April 29, 2023	Change
Net sales:
Wholesale	$7,236	$7,235	$1	$22,004	$22,008	$(4)
Retail	571	598	(27)	1,808	1,871	(63)
Other	50	56	(6)	162	172	(10)
Eliminations	(359)	(382)	23	(1,149)	(1,196)	47
Total Net sales	$7,498	$7,507	$(9)	$22,825	$22,855	$(30)
Adjusted EBITDA:
Wholesale	$125	$143	$(18)	$360	$451	$(91)
Retail	(3)	18	(21)	4	66	(62)
Other	7	(1)	8	14	33	(19)
Eliminations	1	(1)	2	(3)	(3)	—
Total Adjusted EBITDA	$130	$159	$(29)	$375	$547	$(172)

Net Sales

Third Quarter

Wholesale’s Net sales increased in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 primarily due to inflation and new business with existing customers, which was offset by a decline in unit volumes, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 primarily due to a 4.0% decrease in identical store sales from lower volume.

Lower eliminations of Net sales in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Wholesale’s Net sales decreased for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to a decline in unit volumes, which was offset by inflation and new business with existing customers, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to a 4.0% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Third Quarter

Wholesale’s Adjusted EBITDA decreased 12.6% for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The decrease was driven by an increase in operating expenses, partially offset by gross profit growth excluding the LIFO charge. Wholesale’s Gross profit excluding the LIFO charge for the third quarter of fiscal 2024 increased $9 million and gross profit rate increased approximately 12 basis points driven primarily by lower shrink expense, which was partially offset by lower levels of procurement gains resulting from decelerating inflation. Wholesale’s Operating expense increased $27 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 37 basis points primarily due to $8 million of incentive compensation expense recorded in the third quarter of fiscal 2024, compared to a benefit of approximately $23 million in the third quarter of fiscal 2023 resulting from the reversal of previously accrued incentive compensation expense driven by underperformance in fiscal 2023. This increase was partially offset by lower transportation costs and other operational supply chain efficiencies. Wholesale’s depreciation and amortization expense increased $1 million in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023.

Retail’s Adjusted EBITDA decreased $21 million for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The decrease was driven by a decline in gross profit due to margin rate investments intended to drive traffic and lower sales volume, and an increase in operating expenses primarily due to incentive compensation expense in the third quarter of fiscal 2024, compared to a benefit in the third quarter of fiscal 2023 resulting from the reversal of previously accrued incentive compensation expense driven by underperformance in fiscal 2023. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense was flat compared to the third quarter of fiscal 2023.

Other Adjusted EBITDA increased $8 million in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 primarily due to changes in incentive compensation.

Year-to-Date

Wholesale’s Adjusted EBITDA decreased 20.2% for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date. The decrease was driven by a decline in gross profit excluding the LIFO charge and an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for fiscal 2024 year-to-date decreased $83 million and gross profit rate decreased approximately 37 basis points driven by lower levels of procurement gains resulting from decelerating inflation, partially offset by lower shrink expense. Wholesale’s Operating expense increased $8 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments. Wholesale’s operating expense rate increased 4 basis points primarily driven by higher incentive compensation expense, offset by lower transportation costs and other operational supply chain efficiencies. Wholesale’s depreciation and amortization expense increased $8 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date.

Retail’s Adjusted EBITDA decreased 93.9% for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date. The decrease was driven by a decline in gross profit due to margin rate investments intended to drive traffic and lower sales volume, and higher operating expenses. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 14—Business Segments. Retail’s depreciation and amortization expense decreased $2 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date.

Other Adjusted EBITDA decreased $19 million for fiscal 2024 year-to-date as compared to fiscal 2023 year-to-date primarily due to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of April 27, 2024 was $1,264 million and consisted of the following:
◦$1,225 million of unused credit under our $2,600 million asset-based revolving credit facility (the “ABL Credit Facility”) as of April 27, 2024, which decreased $255 million from $1,480 million as of July 29, 2023, primarily due to increased cash utilized to fund working capital increases; and
◦$39 million of cash and cash equivalents as of April 27, 2024, which increased $2 million from $37 million as of July 29, 2023.
•Total debt increased $188 million to $2,151 million as of April 27, 2024 from $1,963 million as of July 29, 2023, primarily related to additional net borrowings under the ABL Credit Facility to fund payments for capital expenditures and investments, partially offset by net cash flow from operating activities.
•Working capital increased $135 million to $1,193 million as of April 27, 2024 from $1,058 million as of July 29, 2023, primarily due to a decrease in accounts payable combined with an increase in accounts receivable levels, which were partially offset by a decrease in inventory levels.
•In May 2024, we entered into an amendment to the ABL Loan Agreement to execute on a First In, Last Out (“FILO”) incremental loan tranche and used the $130 million in proceeds from the amendment to fund a $145 million voluntary prepayment on the Term Loan Facility.
•Concurrent with the voluntary prepayment on the Term Loan Facility, we amended the Term Loan Agreement to reduce the principal amount of the Term Loan Facility to $500 million and extend the maturity to May 2031.

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

Long-Term Debt

During fiscal 2024 year-to-date, we borrowed a net $214 million under the ABL Credit Facility and made voluntary prepayments on the Term Loan Facility totaling $25 million. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

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

Subsequent to the end of the third quarter of fiscal 2024, on May 1, 2024, the Company entered into an amendment to the ABL Loan Agreement (the “First ABL Amendment”) to execute on a FILO tranche of incremental loans under the ABL Loan Agreement. The First ABL Amendment provides for the creation of a FILO tranche of $130 million (the “ABL FILO Loan”) with an applicable margin equal to SOFR plus 2.50% per annum (or a base rate plus 1.5% per annum). The ABL FILO Loan is subject to a borrowing base which is based on 5% of eligible accounts receivable, plus 5% of eligible credit card receivables, plus 5% of the net orderly liquidation value of eligible inventory, plus 5% of the value of eligible pharmacy receivables of each U.S. Obligor. Also on May 1, 2024, the Company entered into the Fourth Term Loan Amendment, which provides for the reduction of the principal amount of the Term Loan Facility to $500 million, the extension of the maturity to May 1, 2031, subject to certain springing maturity conditions, and a change in the applicable margin over a base rate from 2.25% to 3.75% per annum, or over a SOFR rate from 3.25% to 4.75% per annum. In conjunction with the First ABL Amendment and the Fourth Term Loan Amendment, the Company made a voluntary prepayment of $145 million on the Term Loan Facility funded with the $130 million of ABL FILO Loan proceeds and incremental borrowings under the ABL Credit Facility. Refer to Note 16—Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

As of April 27, 2024, we had an aggregate of $650 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.403% to 3.777%, with maturities between October 2024 and June 2027. The fair values of these interest rate derivatives represent a total net asset of $16 million as of April 27, 2024, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of April 27, 2024, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2024 year-to-date were $217 million compared to $218 million for fiscal 2023 year-to-date, a decrease of $1 million. Our capital spending for fiscal 2024 and 2023 year-to-date principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $28 million for fiscal 2024 year-to-date compared to $9 million for fiscal 2023 year-to-date.

Fiscal 2024 capital and cloud implementation spending is expected to be approximately $370 million and include projects that automate, optimize and expand our distribution network, as well as our technology platform investments. The components of capital and cloud implementation expenditures for fiscal 2024 will be primarily dependent on the nature of certain contracts to be executed. We expect to finance fiscal 2024 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in millions)	April 27, 2024	April 29, 2023	Change
Net cash provided by operating activities	$54	$402	$(348)
Net cash used in investing activities	(226)	(211)	(15)
Net cash provided by (used in) financing activities	174	(197)	371
Net increase (decrease) in cash and cash equivalents	2	(6)	8
Cash and cash equivalents, at beginning of period	37	44	(7)
Cash and cash equivalents, at end of period	$39	$38	$1

The decrease in net cash provided by operating activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to lower proceeds received from the monetization of certain receivables compared to fiscal 2023 year-to-date and lower cash generated from net income in fiscal 2024 year-to-date.

The increase in net cash used in investing activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to increased payments for investments in fiscal 2024 year-to-date.

The increase in net cash provided by financing activities in fiscal 2024 year-to-date compared to fiscal 2023 year-to-date was primarily due to an increase in net borrowings under the revolving credit line resulting from decreases in net cash provided by operating activities and increases in net cash used in investing activities, as described above.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Except as otherwise disclosed in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements, Note 8—Long-Term Debt and Note 16—Subsequent Events there have been no material changes in our contractual obligations since the end of fiscal 2023. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in fiscal 2024 year-to-date. As of April 27, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 7—Derivatives, Note 8—Long-Term Debt and Note 16—Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. Under the 2022 Repurchase Program, we have repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million. We did not repurchase any shares of our common stock in the third quarter of fiscal 2024. As of April 27, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Item 5. Other Information

On June 3, 2024, the Company entered into an Amended and Restated Severance Agreement with its Chief Executive Officer (the “Amended and Restated CEO Severance Agreement”), J. Alexander Miller Douglas, which amends and restates the Severance Agreement dated August 9, 2021, between the Company and Mr. Douglas (the “Original Agreement”), which had an expiration date of August 9, 2024. The Amended and Restated CEO Severance Agreement is substantially consistent with the Original Agreement, except that the Amended and Restated CEO Severance Agreement (i) extends the term until June 3, 2027, (ii) modifies certain restrictive covenant provisions to conform to the form of severance agreement for the Company’s other executive officers, (iii) updates language in the form of release to clarify the release does not prohibit whistleblowing and (iv) makes other conforming changes.

The foregoing description is qualified in its entirety by reference to the Amended and Restated CEO Severance Agreement, a copy of which is filed herewith as Exhibit 10.7 and incorporated herein by reference.

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
10.1**
Settlement Agreement and Release by and between the Registrant and Michael C. Stigers, dated March 1, 2024 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 27, 2024).

10.2**
Form of Indemnification Agreement (for agreements entered into after February 29, 2024) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 27, 2024).

10.3**	Offer Letter, dated February 29, 2024, between the Company and Giorgio Matteo Tarditi (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 6, 2024).
10.4*
Amendment No. 4 to Term Loan Agreement, dated May 1, 2024, by and among the Registrant, UNFI Wholesale, Inc., UNFI Distribution Company, LLC and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto.

10.5*
Amendment No. 1 to Loan Agreement, dated May 1, 2024, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto.

10.6*+	Amended and Restated Agreement for Distribution of Products, dated May 21, 2024, between Whole Foods Market Services, Inc. and the Registrant.
10.7* **	Amended and Restated CEO Severance Agreement, dated June 3, 2024, between the Registrant and J. Alexander Miller Douglas.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on June 5, 2024, formatted in Inline XBRL (included as Exhibit 101).
______________________________________________
*     Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

+    Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

*                 *                 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.

/s/ GIORGIO MATTEO TARDITI
Giorgio Matteo Tarditi
President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Dated: June 5, 2024