Form 10-K
period 2024-08-03
UNITED NATURAL FOODS INC
filed 2024-10-01
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $876 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 26, 2024. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 26, 2024 was 59,522,765.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 17, 2024 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K

PART I.
ITEM 1.    BUSINESS

In this Annual Report on Form 10-K (“Annual Report” or “Report”), unless otherwise specified, references to “United Natural Foods”, “UNFI”, “we”, “us”, “our” or the “Company” mean United Natural Foods, Inc. together with its consolidated subsidiaries. We are a Delaware corporation based in Providence, Rhode Island. We conduct our business through various subsidiaries. Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions, which have expanded our distribution network, product selection and customer base.

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

Our Strategic Priorities

We are continually striving to better serve our stakeholders, including our customers, suppliers, associates and communities, and to drive profitable growth and sustainable shareholder value creation. We have undertaken a new strategy and have established new three-year financial objectives that begin in fiscal 2025 and are designed to make the Company more efficient while improving free cash flow generation and reducing net leverage.

Our strategy is centered on adding value to our customers and suppliers through our expansive assortment of products, services, programs, and insights that help them grow and compete. Our strategy is highly focused on actively positioning our Company to add value to a resilient portion of the food retail industry that totals over $90 billion of wholesale sales and includes many specialty, natural, multi-cultural and conventional retailers. This new strategy capitalizes on UNFI’s strengths, including our heritage in natural and organic products, as well as our growing, value-added digital and professional services portfolio. Simultaneously, we are working to improve free cash flow generation and reduce net leverage by optimizing controllable variables including:

1.Intensified Network Optimization: Streamlining our distribution center footprint to create a more efficient supply chain with a lower level of fixed capital invested.
2.Reduced Capital Intensity: Prioritizing capital investment needs and reducing the overall level of future spending while continuing to emphasize maintenance and targeted network enablement and technology enhancements. We also plan to lower overall working capital levels while driving higher customer satisfaction.
3.Optimized Cost Structure: Reducing ongoing operating expenses and better aligning corporate resources to reflect our updated strategy and customer and supplier-facing work.

During fiscal 2024, we continued to implement near-term initiatives to help improve profitability and strengthen our foundation while we finalized and began implementing our revised strategy.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions.

Our Commitment to Social and Environmental Responsibility

Creating a Better Future for Communities

As North America’s premier grocery wholesaler, we are working to create a better future for our communities by improving access to quality food, empowering our associates to give back and protecting the planet we share. We look for ways to use our scale to drive progress across the food industry, while focusing on sustainability initiatives that drive efficiency and cost savings and create sustainable value for our stakeholders. Now in the fourth year since unveiling our Better for All impact strategy, we continue to evaluate the impacts we have along our value chain, focusing on proactively engaging with the people making and moving the products we distribute.

In fiscal 2024, we published our 13th annual Better for All report, which offers a summary of our social, environmental, and governance impacts during the fiscal year. The report demonstrates our enhanced focus on our six most pressing impact areas: safety, well-being, waste, climate, sourcing and community. The report is available on our website at www.betterforall.unfi.com and highlights progress toward our goals, including waste reduction, supplier diversity, food donations and food safety. Our Better for All report and the contents of our Better for All webpage are not incorporated by reference into or considered to be part of this Annual Report.

Upstream

Our impact begins with the decisions made by our partners and suppliers, well before products reach our distribution centers. We are investing in programs and partnerships that are designed to help build a more equitable system and carry our values further upstream. In fiscal 2023, we launched the UNFI Climate Action Partnership, encouraging suppliers to set credible climate goals. The program builds on UNFI’s Climate Action Hub, which offers suppliers a variety of tools and resources to innovate and scale climate solutions across the food system. We also published a new Deforestation Policy, an updated Animal Welfare Position Statement, and an updated Supplier and Vendor Code of Conduct, clearly outlining expectations of suppliers on responsible procurement topics. These policies help us to work more efficiently and effectively with suppliers and vendors in pursuing our shared goals.

Operations

We remain focused on operating efficiently and sustainably, which includes managing the social and environmental impacts within our direct control. Our associates’ safety and well-being are of utmost importance to us. Our primary goal is to cultivate a culture that values care and safety for all. Through continuous efforts we are dedicated to minimizing the risk of injuries and accidents, ensuring a safe and thriving environment for everyone. In fiscal 2024, for the third year in a row, we received a score of 100 on the Disability Equality Index. In fiscal 2024, our seven associate-led Belonging & Innovation Groups continued to cultivate a culture of innovation, learning and impact across the Company.

In addition, we began work on a new roof-mounted solar array installation at our Riverside, California distribution center, which will be our largest to date. UNFI’s solar array initiatives provide a strong return on investment and reduce the energy cost of operating a distribution center, while lowering the Company’s carbon footprint.

Downstream

We aim to be responsible community members, from how we provide information and services to our customers, to the local organizations our associates support with their volunteer hours. In fiscal 2024, we significantly grew associate volunteerism, and the UNFI Foundation, a 501(c)(3) organization, began implementation of its five-year plan and awarded over $1.5 million in grants. We also made significant strides toward our food waste reduction goal and deployed a Reverse Logistics Disposition Reporting system at all UNFI distribution centers to enhance inventory visibility and operational efficiency. This initiative is expected to reduce food waste, minimize waste disposal costs and decrease shrink in the distribution centers.

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

One Wholesale customer, which includes customers under common control, constituted more than 10% of total Net sales in fiscal 2024. On May 21, 2024, we amended and restated our distribution agreement with our largest customer which, among other things, extended the term of that agreement through May 20, 2032.

Our international Net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”), which represented approximately 1% of our Net sales in fiscal 2024. International business excludes sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business.

We also continue to invest in technology and systems with the intent of improving the efficiency of our operations, enhancing the customer experience and growing our services platform, including our eCommerce and innovation businesses. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers. Marketplace by UNFI is our business-to-business digital eCommerce solution for emerging brands looking to expand distribution with UNFI customers. Through this virtual marketplace, suppliers gain immediate access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base while UNFI customers gain access to an even broader assortment of unique and local items with flexible order sizes and the convenience of ordering from multiple sources online in one place.

Wholesale

We organize and operate our Wholesale reportable segment through three U.S. geographic regions: East, Central and West, each of which is led by a separate regional president responsible for product and service strategy, execution, and financial results; and Canada Wholesale, which is operated separately from the U.S. Wholesale business. Product and service categories include grocery, fresh, private brands, wellness and personal care items, eCommerce and foodservice. This operating structure includes regional sales organizations and distribution center networks, which offer a combination of conventional and natural products to our customers as a consolidated supply solution. Territory managers in these regions sell our complete lines of products, which allows us to anticipate and identify sales opportunities that result from our customers having a single point of contact for all of our products and services.

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

Procurement

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined when products are procured and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, which vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost, and include discounts we offer to our customers. The differential between the procured cost, including vendor funds and inbound freight, as compared to the net sales price of these products, primarily generates our gross margin.

Retail

Our Retail segment includes 76 Cub Foods and Shoppers retail grocery stores. Our retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and local brands, as well as our own private label products. A typical retail store carries approximately 17,000 to 21,000 core SKUs and ranges in size from approximately 50,000 to 70,000 square feet. We believe our retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail operations are principally supplied by six of our Wholesale distribution centers.

Our Product Offerings

Our extensive selection of products includes natural, organic, specialty, produce and conventional grocery, and non-food products. We offer nationally recognized brand name and private label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to wholesale customers and our Retail stores. We offer the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with nearly 2,200 items for departments throughout the store. It is complemented by SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our category-specific brands, primarily including STONE RIDGE CREAMERY®, EQUALINE®, and CULINARY CIRCLE®, also provide national brand equivalent products at a competitive price.

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

Our Service Offerings

We offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable business solutions. Our services are designed to help customers address business challenges, better serve their customers and compete in the marketplace. These services include solutions we develop and provide directly, as well as pass-through programs in which vendors provide services directly to our Wholesale customers. We provide shelf and planogram management, retail store support, pricing strategy, electronic payments processing, advertising, couponing, store layout and design, equipment sourcing and procurement, point-of-sale hardware and software, network and data hosting solutions, consumer convenience services, eCommerce, automation tools, sustainability services and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.

We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs that cater to a broad range of retail formats. Retail marketing programs offer web and digital marketing services, including websites, mobile applications and eCommerce capabilities, and circular programs for our customers and vendors. Supplier marketing programs include information sharing programs designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. We have also created a retail media network, the UNFI Media Network (“UMN”), that enables retailers to reach their consumers digitally while connecting to our large network of suppliers, who in turn, can utilize the platform for personalized and targeted digital marketing. All of our programs and services are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently. Our goal is to provide support to ensure collective long-term success.

In addition to these services, we provide data, insights and resources that help our customers compete and succeed in their respective markets. We also offer our customers:
•trends reports in the natural and organic industry:
•product data information such as best seller lists, store usage reports and catalogs;
•in-store signage and promotional materials, and assistance with product display planning and set up;
•shelf tags for products; and
•a robust retailer portal with product information, search and ordering capabilities, reports and publications.

Our Suppliers

We purchase our products from nearly 11,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. We believe suppliers seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell our suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single supply source for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2024.

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

Organic Certification

We have 33 distribution centers in the United States that are “National Organic Program certified as Organic Handlers by QAI”. Our California locations are certified as Organic Handlers by QAI, and we are registered as Organic Handlers with the State of California Department of Public Health Food and Drug Branch and the California Department of Food and Agriculture. In addition, our Canadian distribution center in British Columbia holds an Organic Distributor certification from QAI.

We maintain a comprehensive quality assurance program. All products we sell that are represented as organic are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on most organic commodities and produce in order to verify the authenticity of the product. Most potential suppliers of organic products are required to provide such third-party certifications to us before they are approved as suppliers.

Our Technology Investments

We continue to make significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our systems and distribution center infrastructure to enhance security, efficiency, cost-effectiveness and responsiveness to customer needs. We believe these systems include best in class functionality in warehouse management systems, inventory control, labor management, scan-based fulfillment applications, mechanized pick-to-light systems and order management systems. We are in the process of updating our fulfillment technology with Universal Product Code (“UPC”) scan-based technology for selection, loading and customer deliveries to ensure order accuracy throughout the supply chain. We have also begun to make significant investments in warehouse automation solutions to support full case and unit pick fulfillment processes. These investments are intended to unlock our supply chain capabilities, improve customer experience and enable growth. We continue to leverage a management information system that enables us to lower inbound transportation costs by making optimum use of our own fleet of trucks and/or by consolidating deliveries to achieve full truckloads. In addition, we use cloud solutions to assist us in developing the most efficient routes, tracking vehicle maintenance and monitoring driver safety and the movement of trucks in real-time. As part of our “one company” approach, we continue an effort to standardize to best in industry software solutions for inventory procurement, order management, transportation operations and warehouse management systems throughout our network. Our investment in technology is intended to improve our supply chain effectiveness for our suppliers, associates and customers enabling our collective success.

Competition

Our Wholesale and Retail businesses operate in a highly competitive and rapidly evolving industry, which is characterized by low profit margins, new business models and the entry of new, non-traditional competitors that intensify competition. Our food distribution business competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with retailers that maintain or develop self-distribution systems, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. The primary competitive factors in the Wholesale business include price, service level, product quality, variety, availability, location of distribution centers and other value-added services. In recent years, consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than we do.

Independent retailers and smaller Chain customers represent a significant portion of our business and face intense competition from national grocery chains, supercenters, deep discounters, mass merchandisers, limited assortment stores and eCommerce providers, many of whom offer expansive services beyond grocery.

Our retail banners compete with traditional and specialty grocery stores, supercenters, deep discounters, mass merchandisers, limited assortment stores and eCommerce providers. The principal competitive factors in grocery retail include the location and image of the store; the price, quality, and variety of the fresh offering; and the quality, convenience, and consistency of service. Competitive strategies vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing, and sales focus. Our retail stores have continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up and home delivery.

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

Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor and similar regulations by state agencies. These regulations require us to comply with certain health and safety standards to protect our employees from recognized hazards. We are also subject to the National Labor Relations Act, which provides employees the right to organize and bargain collectively with their employer and to engage in other protected concerted activity, and the Fair Labor Standards Act, which establishes minimum wages and overtime standards, among other requirements.

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

Our international business operations are subject to various laws and regulations regarding the import and export of products and preventing corruption and bribery (including the U.S. Foreign Corrupt Practices Act). We have implemented and continue to develop import/export and anti-corruption compliance programs and processes to comply with applicable laws and regulations governing our international business activities.

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

As of August 3, 2024, we had approximately 28,333 full and part-time employees, 10,704 of whom (approximately 38%) are covered by 48 collective bargaining agreements, including existing agreements under negotiation. We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering flexibility to associates in the way, when and how they work. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We are committed to the continued support and development of our associates and provide access to robust leadership development programming, role-based training and other career development opportunities at every stage of an associate’s tenure with us. Designed to enhance the leadership capabilities of our people, we design and deliver optional programs to leaders across all departments to come together to learn and practice their management skills as well as identify opportunities to lead more effectively. The Elevate program for Director-level and above associates works to solidify our talent pipeline and promote the success of the organization’s future leaders. Our Learning & Development teams partner with key groups such as Sales, Operations, Transportation and Environmental Health & Safety to develop role-based training to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from skills-based training deployed electronically through our BetterU learning system, to mentorship programs and career development discussions and beyond.

Compensation and Benefits

Our compensation and benefits programs are designed to promote a culture of wellbeing and recognize our associates for their outstanding achievements and dedication to serving our customers and keeping them safe during even the most challenging of times. We are committed to offering market competitive pay programs that reward high levels of performance and behaviors that challenge convention and drive company success. Our short-term incentive programs are tied to the Company’s financial goals and are intended to align our eligible associates’ rewards with our financial success. Long-term incentives, including restricted stock units and performance stock unit awards, are designed to attract and retain innovative leaders and align their financial interests with that of our shareholders and other stakeholders. As part of our commitment to recognize our associates’ “whole self” – health, finances and overall wellbeing – we offer a comprehensive health and welfare benefit program to eligible associates providing a variety of medical, dental and vision options plus additional voluntary benefits like long-term disability and optional life insurance. Additionally, we provide to eligible associates a leading edge, no-cost wellness program, paid time off programs including paid parental leave, an employee assistance program, 401(k) plan and a recently enhanced education assistance program.

Diversity, Equity and Inclusion

In order to recruit, inspire and retain the most talented team at all levels that maximizes speed, agility, innovation, execution and performance from the Boardroom to our distribution centers, we pledge to promote equity, celebrate diversity and support inclusion for all. Our Board of Directors is diverse in gender and ethnic background, as well as having a broad range of experience, with four out of 11 directors identifying as female, two members identifying as African American, one member identifying as Asian American, one member identifying as LGBTQ+ and one member identifying as a veteran. We recognize that innovation thrives when there is unity and respect for diverse backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, equity and empathy through open dialogues, educational opportunities and by honoring the experiences and special events that speak to our associates’ many identities.

We built a Diversity, Equity and Inclusion (“DEI”) team, and our DEI strategy is built on a foundation of research, best practices and leadership commitment. Our Vice President of Diversity, Inclusion, Equity and Wellbeing oversees our DEI efforts, inclusive procurement initiatives and wellbeing programs. Our diversity and wellbeing council and seven associate-led Belonging & Innovation Groups actively strive to create a workplace where all associates feel welcome and are motivated to reach their full potential. We developed a multi-pronged approach to educate and engage associates that includes open discussions on various dimensions of diversity, a podcast, DEI and mental health awareness trainings on our associate platforms, targeted volunteerism, and campaigns encouraging respect and empathy.

Creating a Safe Environment

Safety is at the forefront of everything we do. We continue to focus on the safety of our associates, customers, communities and consumers with increased safety measures. We continue to be committed to continuous learning and improvement, and we believe in the power of learning from past experiences to enhance our safety system and performance, including through root cause incident analysis. We also continue to invest in our safety brand and pledge, Every Moment Matters, which is designed to foster a culture of caring and doing the right thing.

This past year, we focused on reducing lost time injuries (“LTI”), improving our root cause analysis process, implementing a comprehensive safety management software solution, completing internal and external audits and closing findings identified therein, creating more comprehensive reporting on key performance indicators and continuing to build upon our safety culture. In fiscal 2024, we were able to reduce our LTI rate by nearly 50%. We also began installation of a new video telematics solution to optimize fleet operations and improve driver safety, while continuing to reduce our preventable accident rates. Additionally, we increased our focus on how we deliver value to our customers and consumers, strengthening our food safety programs with the creation of our vision for a world class food safety management system.

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

A significant portion of our revenues is from our principal customers, and our success is heavily dependent on retaining this business and on our principal customers’ ability to maintain and grow their businesses. The loss or cancellation of business from our principal customers, including due to the utilization of alternative sources of products, whether through other distributors or increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, operational issues or our failure to comply with the terms of our distribution agreements, where applicable, could materially and adversely affect our business, financial condition or results of operations. For example, our largest customer accounted for approximately 23% of our Net sales in fiscal 2024. We serve as the primary distributor of natural, organic and specialty non-perishable products, and also distribute certain specialty protein, cheese, culinary items, deli items and products from health, beauty and supplement categories to this customer under the terms of our distribution agreement, which expires on May 20, 2032. A loss or significant decrease in volume with our largest customer could impact our ability to efficiently serve other, smaller customers in these categories who utilize these distribution centers. Our ability to maintain a close, mutually beneficial relationship with our principal customers is an important element to our continued growth. Similarly, if our largest customer diverts some or all of its purchases from us, our business, financial condition or results of operations may be materially and adversely affected.

Our business is characterized by low margins, which are sensitive to inflationary and deflationary pressures, and intense competition and consolidation in the grocery industry, and our inability to maintain or increase our operating margins could adversely affect our results of operations.

The grocery industry is characterized by a relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reduction in gross margin dollars. The grocery business is intensely competitive and the landscape is dynamic and continues to evolve, including from some competitors that have greater financial and other resources than we do. Consumers also have more choices for grocery and consumable purchases, including mass merchandisers, eCommerce providers, deep discount retailers, limited assortment stores, wholesale membership clubs and meal-delivery services, which may reduce the demand for products supplied by our wholesale customers. We may not be able to compete effectively against current and future competitors.

Our ability to compete successfully is largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors, as well as specialty or independent grocery and mass market grocery distributors and cooperatives, and customers with their own distribution channels. Mass market grocery distributors, many with substantially greater financial and other resources than us and that may be better established in their markets, continue to increase their offerings of natural and organic products, resulting in more direct competition with our natural and organic product offerings. While natural and organic products typically generate higher margins, these margins could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

In addition, many supermarket chains have increased self-distribution or purchases of items directly from suppliers. Relatively low barriers to entry have led to the emergence of alternative business models and channels in our markets. We also encounter indirect competition as a result of the fact that our customers with physical locations compete with online retailers and distributors that seek to sell certain products directly to consumers. Further, club stores, commercial wholesale outlets, direct food wholesalers and online food retailers have developed lower cost structures, creating increased pressure on the industry’s profit margins. Our current or potential competitors may provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

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

If we are not able to capture scale efficiencies and enhance our merchandise offerings, we may not be able to achieve our goals with respect to our operating margins. In addition, if we are not able to refine and improve our systems continually or effectively implement improvements to our systems without disruption, including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline.

Further, because many of our sales are at prices that are based on our product cost plus a percentage markup, volatile food costs have a direct impact upon our profitability. We have experienced volatile levels of inflation during the past few years, which has had varying impacts on our business. For example, we experienced negative impacts on our profitability as inflation slowed in recent years and decreased the positive impact of inflation-related buying activities. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. In addition, product cost inflation may negatively impact consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, our profit levels may be negatively impacted during periods of slowing inflation or product cost deflation even though our Gross profit as a percentage of Net sales may remain relatively constant. If we are unable to reduce our expenses as a percentage of Net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be materially and adversely impacted.

We may not realize the anticipated benefits of our strategic initiatives.

Our long-term strategy is centered on adding value to our customers and suppliers through our expansive assortment of products, services, programs and insights that help them grow and compete. Simultaneously, we are working to improve free cash flow by focusing on what we can control around the areas of network optimization, reduced levels of capital intensity and optimization of our cost structure. The successful design, implementation and management of these initiatives may present significant challenges, many of which are beyond our control. In addition, the initiatives may not advance our business strategy as expected. We may not realize all or any of the anticipated benefits, or may not realize the anticipated benefits within the expected time frame, due to financial or operational challenges, delays, lower than expected levels of customer and supplier acceptance and implementation or unexpected costs. Any failure to implement the initiatives in accordance with expectations could adversely affect our ability to achieve the anticipated revenue and profitability benefits. In addition, the complexity of the initiatives requires a substantial amount of management and operational resources. Our management team must successfully implement operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on its resources may divert the Company’s attention from existing core businesses and could also have adverse effects on existing business relationships with suppliers and customers. As a result, our business, financial condition or results of operations may be adversely affected.

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

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. For example, we experienced higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. These shortages caused us to incur higher operating expenses due to the cost of moving products between our distribution facilities to maintain expected service levels, and we cannot anticipate whether this trend will recur in the future. We are also subject to supply chain uncertainties and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, geopolitical disruptions and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting availability for use in certain of our suppliers’ products. In addition, increased costs of imported goods, including due to tariffs, import restrictions, global conflict or otherwise, may reduce customer demand for affected products if the parties experiencing those increased costs increase their prices.

We cooperatively engage in and support a variety of promotional programs and services with our suppliers. We manage these programs and services to increase sales while maintaining or improving our margins. We experienced a reduction in promotional spending and payment of slotting fees for new products by our suppliers as a result of the COVID-19 pandemic, including decreased promotional forward-buying opportunities, and we may experience further reductions or changes in promotional spending (including as a result of the increasing attractiveness of alternative retail channels), which could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and we benefit from our ability to purchase product in advance of price increases. We have no assurances of continued supply, pricing or access to new products, and suppliers could change the terms upon which they sell to us, the services they request from us or discontinue selling to us altogether.

Further, increased frequency or duration of extreme weather conditions, or other factors which may be the result of climate change, also could impair production capabilities, disrupt our supply chain or impact demand for our products. For example, in the past, weather patterns or events, such as lower than average levels of precipitation in key agricultural states or wildfires in the West, have affected prices of food products of certain of our suppliers. Input costs could increase at any time for a large portion of the products that we sell for a prolonged period. Conversely, weather patterns could lead to a decline in our product costs (for example, if rainfall levels are abundant), particularly in our perishable and produce businesses, and this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could prevent us from fulfilling our obligations to customers, and these customers may turn to other distributors. In that case, our business, financial condition or results of operations could be materially and adversely affected.

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

In the past, we have experienced a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency, including through automation and other technology initiatives, or to increase productivity and efficiency through other methods, we may be more susceptible to labor shortages than our competitors. We have incurred increased costs to retain and address a shortage of qualified labor in certain geographies, particularly for warehouse workers and drivers, including wage actions, sign-on bonus programs, and increased use of third-party labor.

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

As of August 3, 2024, approximately 10,704 of our 28,333 employees (approximately 38%) were covered by 48 collective bargaining agreements, including existing agreements under negotiation, which expire through June 1, 2029. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures, and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time of any work stoppage or if we are required to employ replacement workers and implement security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future. We are in the process of negotiating collective bargaining agreements with newly certified units. New contracts could have substantially less favorable terms than our existing contracts.

We may fail to realize the expected benefits of strategic transactions or fail to effectively integrate the businesses we acquire, which may adversely affect our business, financial condition and results of operations.

We have engaged in, and could continue to pursue, strategic transactions. Strategic transactions present significant challenges and risks relating to execution.

Our ability to achieve the expected benefits of strategic transactions will depend on, among other things, our ability to effectively execute on our business strategies, integrate and manage the combined operations for acquisitions, retain customers and suppliers on terms similar to those in place prior to the transaction, achieve desired operating efficiencies and sales growth, optimize delivery routes, coordinate administrative and distribution functions, integrate management information systems, expand into new markets to include markets of the acquired business, retain our associates and retain and assimilate the acquired businesses’ employees and maintain our financial and internal controls and systems as we evolve our operations. Achieving the anticipated benefits of strategic transactions also depends on the adequacy of our implementation plans and the ability of management to oversee and operate effectively any changes to the operations.

Our growth plans may not produce the results that we expect.

Our future growth may be limited by our ability to optimize our network of distribution centers to serve our customers, retain existing customers, successfully integrate acquired entities or significant new customers, implement information systems and automation initiatives, or adequately manage our personnel. If we fail to optimize the volume of supply operations in our distribution center network, do not retain existing business or do not utilize added network capacity in line with our expectations, excess capacity may exist, which may lead to inefficiencies and adversely affect our business, financial condition or results of operations, including as a result of incurring operating costs for these facilities without sufficient corresponding sales revenue to cover these costs.

If we are unable to successfully optimize our distribution center network or open additional distribution centers in new or existing markets if needed to accommodate or facilitate growth or if our distribution centers have increased operational challenges it could have a material impact on our ability to grow. Our ability to compete effectively, maintain service levels and manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. Our existing personnel, systems, procedures and controls may not be adequate to support the future growth of our operations. In addition, we have recently appointed new executive leaders, and these transitions may be disruptive. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Further, a key element of our current growth strategy is to increase the amount of differentiated products that we distribute and services that we offer. We believe that the ability to distribute these products and offer these services will distinguish us from our competitors and increase demand for our products. If we are unable to increase these differentiated products and services, our business, financial condition or results of operations may be materially and adversely affected.

Our wholesale distribution and services businesses could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers or if our customers are unable to grow their businesses.

The profitability of our wholesale segment is dependent upon sufficient volume to support our operating infrastructure. The inability to attract new customers or the loss of existing customers from a decision to use alternative sources of distribution, whether through a competing wholesaler or by converting to self-distribution, or due to retail closure or industry consolidation may negatively impact our sales and operating margins. If there were a rapid reduction in demand for the products we distribute or services we offer, our results and cash flows may be negatively impacted if we are unable to reduce working capital maintained to support current sales levels.

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

During periods of economic weakness, small to medium-sized businesses, like many of our independent channel customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like macro-economic shifts or significant weather events. Consequently, the ability of such businesses to make payments to us may deteriorate, and in some cases this deterioration may occur quickly, which could materially and adversely impact our business, financial condition or results of operations.

Increases in healthcare, pension and other costs under the Company’s single employer benefit plan and multiemployer benefit plans could adversely affect our financial condition and results of operations.

We provide single employer and multiemployer health, defined benefit pension and defined contribution benefits to many of our employees and, in some cases, former employees. The costs of such benefits continue to increase, and the extent of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which resulted in changes to the U.S. healthcare system and imposes mandatory types of coverage, reporting and other requirements; return on plan assets; changes in actuarial valuations, estimates, or assumptions used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

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

Responding to such actions by activist investors can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board of Directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. For example, we have been required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and other advisory fees. In the event of an activist campaign, we could be required to incur substantially increased legal, public relations and other advisory fees and proxy solicitation expenses. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist investors may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,730 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into in June 2022, as amended, and the term loan agreement (the “Term Loan Agreement”) related to our $500 million term loan facility (the “Term Loan Facility”) entered into on October 22, 2018, as amended, and the indenture governing our unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

Economic Risks

Changes in consumer purchasing habits could materially and adversely affect our business, financial condition or results of operations.

Changes in consumer purchasing habits may reduce demand for certain of the products we distribute. Consumer habits could be affected by a number of factors, including an increase in food-away-from home options, changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products, new information regarding the health effects of consuming certain foods, changes in disposable income levels, which may be impacted by a reduction in the level of government spending that supports grocery purchases, or other macro trends. For example, we experienced declines in certain of our sales channels as a result of changes in consumer purchasing habits related to the COVID-19 pandemic, including reductions in foodservice, bulk snacks, seeds and nuts and international categories, and we cannot be certain how consumer habits may continue to evolve. Further, in a sustained economic downturn, consumers may shift their purchases to lower-cost, lower-margin products. Although there is a growing consumer preference for sustainable, organic and locally grown products, which are higher margin products, there can be no assurance that such trend will continue. Changing consumer preferences also result from generational shifts, including younger generations seeking new and different foods, as well as more multi-cultural menu options and menu innovation. However, there can be no assurance that such trends will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to new or developing trends in eating habits, our business, financial condition, or results of operations could suffer.

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of August 3, 2024, we had approximately $2.1 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

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
•increasing our vulnerability to downgrades of our credit rating, which could adversely affect our cost of funds, liquidity, and access to capital markets;
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

Our business is highly regulated at the federal, state, and local levels, and our products and distribution operations require various licenses, permits and approvals. For example:

•The products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration.
•Our warehouse and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, the Environmental Protection Agency and various state health and workplace safety authorities.
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

Information Security: As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards and guidelines, including evolving PCI DSS standards, and developing, maintaining, and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards, and guidelines, or payment card industry standards such as those involving MasterCard, Visa and Europay (EMV) transactions, could have a material adverse impact on our business, financial condition or results of operations.

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

We rely on a combination of trademark, service mark, trade secret, copyright and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, private label products and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names, logos and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans and domain names similar to ours, consumer confusion could result, the perception of our brands and products could be negatively affected and our sales and profitability could suffer as a result. In addition, if our wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to protect our proprietary information could also have an adverse effect on our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing risks from cybersecurity threats based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our technology environment is regularly assessed, both internally and through the use of third parties, against the six NIST principles (identify, detect, protect, recover, respond, govern) to oversee and identify the likelihood and impact of risks from cybersecurity threats. Additionally, we apply these principles where appropriate to third-party technology providers. We also utilize third parties to assess the effectiveness of our cybersecurity program on a periodic basis, which includes engaging cybersecurity assessors and cybersecurity experts to assist in the detection, verification and validation of risks from cybersecurity threats, as well as to support associated mitigation plans when necessary. We have a cybersecurity incident response plan in place to assist us in detecting, analyzing, containing, responding to and recovering from cybersecurity incidents. We also maintain cybersecurity insurance coverage to protect against certain potential losses arising from cybersecurity incidents.

We have identified and as a result monitor cybersecurity as an enterprise risk of the Company. We have an Information Security Steering Committee that meets quarterly to review the cybersecurity threat landscape, current risks, incidents and program management. We routinely assess the cybersecurity threat landscape, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

Our Chief Information Security Officer (“CISO”) leads a dedicated cybersecurity team responsible for policy, governance, vulnerability management, architecture and incident response. Our team monitors and tests our cybersecurity policies and procedures through methods such as periodic reviews, targeted assessments and tabletop exercises. All personnel with access to UNFI systems are made aware of our cybersecurity policies and procedures upon hire and through periodic refresher trainings. Such policies and procedures cover areas such as identity and access management, vendor management, data governance and protection, vulnerability management, incident response, recovery, communications and cybersecurity hygiene.

We have not experienced any cybersecurity incidents that have materially impacted or are likely to materially impact our business strategy, results of operations or financial condition based on information known to us as of the date of this Annual Report. Although we cannot eliminate all potential threats, our cybersecurity program is operated in a manner to minimize the likelihood of any threat becoming material and to keep pace with a constantly evolving cybersecurity landscape. For more information on risks from cybersecurity threats, refer to the risks described under “Risk Factors” included in Part I, Item 1A in this Annual Report.

Governance

Board’s Role in Oversight of Risks from Cybersecurity Threats

Our Board of Directors has appointed the Audit Committee to assist in fulfilling its responsibilities with respect to the oversight of cybersecurity, data privacy and information technology. Several of our Directors, including certain members of our Audit Committee, have backgrounds or professional experience in risk management, digital platforms, information technology or cybersecurity and meet regularly with members of our management team to advise on cybersecurity matters and technology initiatives.

Our Chief Information Officer (“CIO”), CISO and other members of management provide quarterly updates to the Audit Committee and meet with the Board of Directors at least annually regarding risks related to information systems, information security and cybersecurity. Specific topics may include updates to the Company’s strategy to combat cybersecurity risks; cybersecurity news and events; key focus areas; the threat landscape; and the results of certain assessments and testing. Our CIO, CISO or other members of management provide information to the Audit Committee or our Board of Directors, as applicable, pursuant to risk-based escalation protocols for cybersecurity incidents in accordance with an established materiality framework.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

The information security function is led by our CISO, under the direction of our CIO. Our CISO, who has been serving in this position since January 2020, has over 20 years of experience in information security and is a Certified Information Systems Security Professional. Our CISO maintains primary responsibility for developing cybersecurity strategies; cybersecurity governance; identifying, assessing and monitoring cybersecurity risks; preparing for and responding to cybersecurity incidents; verification and testing of cybersecurity; and disaster recovery governance. Our CISO may authorize specific Company associates to assist in managing these responsibilities if determined necessary, including the Crisis Response Team. Our CIO and CISO have oversight responsibilities of the Company’s cybersecurity program.

We conduct a regular cybersecurity risk assessment process through our CISO and dedicated information security team, which reports to the Information Security Steering Committee. This committee meets at least quarterly to review current program progress and discuss and evaluate risks that could be material to our business, including cybersecurity threats. The Information Security Steering Committee is comprised of key leadership across the Company to support cross-functional representation.

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 55 distribution centers and warehouses at August 3, 2024, which were utilized by our Wholesale segment and our other operating segments. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of August 3, 2024:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Hopkins, Minnesota(2)	1,866	—	1,866
Allentown, Pennsylvania	—	1,327	1,327
Manchester, Pennsylvania	—	1,319	1,319
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Riverside, California	—	1,171	1,171
Centralia, Washington	—	1,155	1,155
Green Bay, Wisconsin	—	1,080	1,080
York, Pennsylvania	—	1,039	1,039
Joliet, Illinois	—	988	988
Champaign, Illinois	—	910	910
Pompano Beach, Florida	—	903	903
Harrisburg, Pennsylvania	—	883	883
Fort Wayne, Indiana(2)	871	—	871
Commerce, California	—	858	858
Ridgefield, Washington(2)	779	—	779
Quincy, Florida(2)	758	—	758
Sarasota, Florida	—	743	743
Pittsburgh, Pennsylvania	679	—	679
Atlanta, Georgia(2)	389	259	648
Lancaster, Texas	—	590	590
Anniston, Alabama	465	105	570
Indianola, Mississippi(2)	543	—	543
Aurora, Colorado	—	529	529
Montgomery, New York(2)	500	—	500
Rocklin, California(2)	469	—	469
Stevens Point, Wisconsin(2)	314	146	460
Gilroy, California(2)	447	—	447
Sturtevant, Wisconsin(2)	442	—	442
Moreno Valley, California	—	434	434
Carlisle, Pennsylvania	—	423	423
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Dayville, Connecticut(2)	317	—	317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Santa Fe Springs, California	—	298	298

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Iowa City, Iowa(2)	271	—	271
West Sacramento, California(2)	251	—	251
Bismarck, North Dakota(2)	244	—	244
Anniston, Alabama	—	231	231
Billings, Montana(2)	220	—	220
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
West Newell, Illinois(2)	155	—	155
Richmond, British Columbia	—	126	126
Londonderry, New Hampshire	—	124	124
Philadelphia, Pennsylvania	—	100	100
West Sacramento, California(2)	85	—	85
Fife, Washington	—	39	39
Montreal, Quebec	—	31	31
Truckee, California	—	8	8
Total	13,304	17,861	31,165
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers from these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes retail stores utilized by our Retail segment as of August 3, 2024:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)(2)	54	1,194	2,507	3,701
Shoppers	22	—	1,273	1,273
Total	76	1,194	3,780	4,974
(1)Cub Foods stores include stores in which we have a controlling ownership interest and excludes 32 franchised Cub Foods full-line and separate liquor stores in which we have no ownership interest or a minority interest.
(2)Includes 7 Cub Foods stores securing our Term Loan Facility.

Corporate

As of August 3, 2024, we had approximately 900 thousand square feet, 90% of which was leased, of surplus retail stores and warehouses, excluding assigned leases.

As of August 3, 2024, we utilized approximately 253 thousand square feet of office space primarily related to our corporate offices located in Providence, Rhode Island as well as other smaller administrative offices across the United States. We own approximately 61 thousand square feet and lease the remaining 192 thousand square feet of our corporate office space.

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

On September 26, 2024, we had 73 stockholders of record.

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

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on August 3, 2019 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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

$600
$500
$400
$300
$200
$100
$0
August 3, 2019
August 1, 2020
July 31, 2021
July 30, 2022
July 29, 2023
August 3, 2024
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group is the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	August 3, 2019	August 1, 2020	July 31, 2021	July 30, 2022	July 29, 2023	August 3, 2024
United Natural Foods, Inc.	$100.00	$235.75	$393.35	$504.87	$246.08	$173.40
S&P SmallCap 600 Index	$100.00	$93.77	$147.18	$137.99	$143.97	$155.88
S&P SmallCap 600 Food Distributors Index	$100.00	$102.43	$168.28	$227.64	$184.82	$175.57

Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million in fiscal 2023. We did not repurchase any shares of our common stock in fiscal 2024. As of August 3, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, “Risk Factors” included in Part I, Item IA, “Cautionary Note Regarding Forward-Looking Statements” and other risks described elsewhere in this Annual Report. The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2024 and 2023. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2023 and 2022, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023, filed with the Securities and Exchange Commission on September 26, 2023.

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
•our ability to realize the anticipated benefits of our strategic initiatives;
•changes in relationships with our suppliers;
•our ability to operate, and rely on third parties to operate, reliable and secure technology systems;
•labor and other workforce shortages and challenges;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our ability to realize anticipated benefits of strategic transactions;
•our ability to continue to grow sales, including of our higher margin natural and organic foods and non-food products;
•our ability to maintain sufficient volume in our wholesale distribution and services businesses to support our operating infrastructure;
•our ability to access additional capital;
•increases in healthcare, pension and other costs under our single employer benefit plan and multiemployer benefit plans;
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

We are focused on becoming a more effective and efficient business partner to our customers, which we believe will position us for long-term profitable growth. We have undertaken a new strategy and have established new three-year financial objectives that begin in fiscal 2025 and are designed to make us more efficient while improving free cash flow generation and reducing net leverage. Our strategy includes the areas of focus detailed under “Business” included in Part 1, Item 1 of this Annual Report.

During fiscal 2024, we continued to implement near-term initiatives to help improve profitability and strengthen our foundation while we finalized and began implementing our revised strategy.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and contribute to customer acquisitions.

Our largest customer accounted for more than 10% of our Net sales in fiscal 2024. On May 21, 2024, we amended and restated our distribution agreement with this customer which, among other things, extended the term of that agreement through May 20, 2032.

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

Wholesale Distribution Network Optimization

We are making initial strides towards our network optimization goal by streamlining our distribution center network to create a more efficient supply chain and reduce capital intensity. Subsequent to the fourth quarter of fiscal 2024, we began the consolidation of the volume of two distribution centers in the upper Midwest and their related off-site storage facilities into other facilities in the Central region. We expect to achieve synergies and cost savings as a result of these efforts through eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses.

In the second quarter of fiscal 2024, we began the development of our new Manchester, Pennsylvania distribution center, which has approximately 1.3 million square feet. We recognized a $205 million right-of-use asset and operating lease liability for this distribution center in fiscal 2024. Subsequent to the fourth quarter of fiscal 2024, in September 2024, we began operating this facility, and we expect to begin consolidating volume from other nearby distribution centers in the East region into this new distribution center in fiscal 2025.

We plan to continue to evaluate our distribution center network to further optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize these potential future costs and obtain new business to further improve the efficiency of our transforming distribution network.

Retail Operations

We currently operate 76 retail grocery stores, including 54 Cub Foods corporate stores and 22 Shoppers Food Warehouse stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and equity ownership arrangements. We operate 81 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 24 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers Food Warehouse anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during fiscal 2024. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately one percent in fiscal 2024 as compared to fiscal 2023. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In fiscal 2024, we experienced fewer and less significant vendor product cost increases as compared to fiscal 2023. These decreases negatively impacted our gross profit rate when comparing fiscal 2024 to fiscal 2023.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

(in millions)	2024 (53 weeks)	2023 (52 weeks)	Increase (Decrease)
Net sales	$30,980	$30,272	$708
Cost of sales	26,779	26,141	638
Gross profit	4,201	4,131	70
Operating expenses	4,100	3,973	127
Restructuring, acquisition and integration related expenses	36	8	28
Loss on sale of assets and other asset charges	57	30	27
Operating income	8	120	(112)
Net periodic benefit income, excluding service cost	(15)	(29)	14
Interest expense, net	162	144	18
Other income, net	(2)	(2)	—
(Loss) income before income taxes	(137)	7	(144)
Benefit for income taxes	(27)	(23)	(4)
Net (loss) income including noncontrolling interests	(110)	30	(140)
Less net income attributable to noncontrolling interests	(2)	(6)	4
Net (loss) income attributable to United Natural Foods, Inc.	$(112)	$24	$(136)

Adjusted EBITDA	$518	$640	$(122)

The following table reconciles Net (loss) income including noncontrolling interests to Adjusted EBITDA.

(in millions)	2024 (53 weeks)	2023 (52 weeks)
Net (loss) income including noncontrolling interests	$(110)	$30
Adjustments to net (loss) income including noncontrolling interests:
Less net income attributable to noncontrolling interests	(2)	(6)
Net periodic benefit income, excluding service cost	(15)	(29)
Interest expense, net	162	144
Other income, net	(2)	(2)
Benefit for income taxes	(27)	(23)
Depreciation and amortization	319	304
Share-based compensation	37	38
LIFO charge	7	119
Restructuring, acquisition and integration related expenses(1)	36	8
Loss on sale of assets and other asset charges(2)	57	30
Multiemployer pension plan withdrawal charges(3)	—	1
Other retail expense(4)	—	1
Business transformation costs(5)	52	25
Other adjustments(6)	4	—
Adjusted EBITDA	$518	$640
(1)Fiscal 2024 and fiscal 2023 primarily reflects costs associated with certain employee severance.
(2)Fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations in the first quarter of fiscal 2024, a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations in the third quarter of fiscal 2024, a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations in the fourth quarter of fiscal 2024 and $21 million in losses on the sales of receivables under the accounts receivable monetization program. Fiscal 2023 primarily includes a $25 million intangible asset impairment charge attributable to a rationalization of our brands portfolio in an effort to focus on our core private brand offerings and $14 million in losses on the sales of receivables. Refer to Note 3—Revenue Recognition, Note 5—Property and Equipment, Net and Note 6—Goodwill and Intangible Assets, Net in Part II, Item 8 of this Annual Report for additional information.
(3)Fiscal 2023 reflects adjustments to multiemployer pension plan withdrawal charge estimates.
(4)Fiscal 2023 reflects store closure costs, operational wind-down and inventory charges.
(5)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, and third-party professional service fees related to the board-led financial review in fiscal 2024, all of which are included within Operating expenses in the Consolidated Statements of Operations.
(6)Primarily reflects third-party professional service fees related to shareholder negotiations in the first quarter of fiscal 2024.

Within the following results of operations, we have estimated the impact of the additional week in fiscal 2024, where applicable and estimable, to provide more comparable financial results on a year-over-year basis. The impact of the 53rd week discussed below represents an estimate of the contribution from the additional week in fiscal 2024 and is calculated by taking one-fifth of the respective metrics for the last five-week period within the 14-week fourth quarter of fiscal 2024. The 53rd week in fiscal 2024 had no impact on Restructuring, acquisition and integration related expenses or Loss on sale of assets and other asset charges.

RESULTS OF OPERATIONS

Fiscal year ended August 3, 2024 (fiscal 2024) compared to fiscal year ended July 29, 2023 (fiscal 2023)

Net Sales

The following table sets forth our Net sales by customer channel. Within the following table, we have estimated the impact of the additional 53rd week in fiscal 2024 to provide more comparable financial results on a year-over-year basis.

(in millions except percentages)	2024 (53 weeks)	2024 (53rd week estimated impact)	2024 (52 weeks)(2)	2023 (52 weeks)	Comparable 52-Week Increase (Decrease)(2)
Customer Channel(1)					$	%
Chains	$12,967	$245	$12,722	$12,816	$(94)	(0.7)%
Independent retailers	7,605	141	7,464	7,699	(235)	(3.1)%
Supernatural	6,941	133	6,808	6,374	434	6.8%
Retail	2,436	45	2,391	2,480	(89)	(3.6)%
Other	2,555	44	2,511	2,477	34	1.4%
Eliminations	(1,524)	(26)	(1,498)	(1,574)	76	(4.8)%
Total net sales	$30,980	$582	$30,398	$30,272	$126	0.4%
(1)Refer to Note 3—Revenue Recognition in Part II, Item 8 of this Annual Report for our channel definitions and additional information.
(2)Excludes the estimated impact of the 53rd week in fiscal 2024.

Our Net sales for fiscal 2024 increased $708 million, or 2.3%, to $31.0 billion in fiscal 2024, from $30.3 billion in fiscal 2023. The 53rd week in fiscal 2024 contributed an estimated $582 million to Net sales. Excluding the impact of the 53rd week, Net sales were $30.4 billion, an increase of approximately 0.4% from fiscal 2023. The increase in Net sales was primarily driven by inflation and new business with existing customers. These increases were partially offset by a decline in unit volumes.

Retail Net sales decreased $44 million in fiscal 2024 as compared to fiscal 2023. The 53rd week in fiscal 2024 contributed an estimated $45 million to Retail Net sales. Excluding the impact of the 53rd week, Retail Net sales decreased $89 million, or 3.6%, primarily due to lower volume and store closures. Identical store sales decreased 3.7%.

Cost of Sales and Gross Profit

Our Gross profit increased $70 million, or 1.7%, to $4,201 million in fiscal 2024, from $4,131 million in fiscal 2023. Gross profit increased by $82 million from the estimated impact of the 53rd week in fiscal 2024. Our Gross profit as a percentage of Net sales was 13.6% in fiscal 2024, which was approximately flat compared to fiscal 2023. The LIFO charge was $7 million and $119 million in fiscal 2024 and fiscal 2023, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.6% of Net sales and 14.0% of Net sales for fiscal 2024 and fiscal 2023, respectively. The remaining decrease in gross profit rate of 46 basis points was primarily driven by lower levels of procurement gains resulting from decelerating inflation and a lower retail gross profit rate, which were partially offset by the benefit of lower shrink expense.

Operating Expenses

Operating expenses increased $127 million, or 3.2%, to $4,100 million, or 13.2% of Net sales, in fiscal 2024 compared to $3,973 million, or 13.1% of Net sales, in fiscal 2023. Operating expenses increased by $78 million from the estimated impact of the 53rd week in fiscal 2024. The increase in Operating expenses as a percentage of Net sales was primarily driven by approximately $49 million higher incentive compensation expense in fiscal 2024 and incremental transformation costs, which were partially offset by lower transportation costs and other operational supply chain efficiencies.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $36 million for fiscal 2024, compared to $8 million for fiscal 2023. The increase was primarily driven by costs associated with certain employee severance and other employee separation costs in fiscal 2024.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $27 million to $57 million for fiscal 2024, from $30 million for fiscal 2023. The increase in fiscal 2024 was primarily driven by higher asset impairment charges and losses on the sales of receivables under the accounts receivable monetization program, which was entered into early in the second quarter of fiscal 2023. Fiscal 2024 primarily includes $43 million in asset impairment charges related to one of our corporate-owned office locations, certain leased and owned distribution centers and certain retail store locations and $21 million in losses on the sales of receivables. Fiscal 2023 primarily included a $25 million intangible asset impairment charge related to a rationalization of our brands portfolio and $14 million in losses on the sales of receivables.

Operating Income

Reflecting the factors described above, Operating income decreased $112 million to $8 million for fiscal 2024, from $120 million in fiscal 2023. The decrease in Operating income was primarily driven by an increase in Operating expenses, an increase in Restructuring, acquisition and integration related expenses and an increase in Loss on sale of assets and other asset charges, partially offset by an increase in Gross profit.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost decreased $14 million to $15 million in fiscal 2024, from $29 million in fiscal 2023. The decrease in Net periodic benefit income, excluding service cost was primarily driven by higher interest costs from a higher discount rate utilized in the measurement of pension liabilities and $3 million of lower income from expected returns on plan assets.

Interest Expense, Net

(in millions)	2024 (53 weeks)	2023 (52 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$144	$130	$14
Interest expense on finance lease obligations	2	3	(1)
Amortization of financing costs and discounts	9	10	(1)
Loss on debt extinguishment	10	3	7
Interest income	(3)	(2)	(1)
Interest expense, net	$162	$144	$18

The increase in Interest expense, net for fiscal 2024 compared to fiscal 2023 was primarily driven by higher average interest rates, an increase in losses on debt extinguishment, and an estimated $3 million impact from the 53rd week in fiscal 2024.

(Benefit) Provision for Income Taxes

The effective tax rate was a benefit rate of 19.7% on a pre-tax loss for fiscal 2024 compared to a benefit rate of 328.6% on pre-tax income for fiscal 2023. For fiscal 2024, the effective tax rate was impacted by non-deductible share-based compensation and the establishment of valuation allowances against deferred tax assets with limited lives. For fiscal 2023, the effective tax rate was impacted by solar credits, including the tax credit impact of a fiscal 2023 investment in an equity method partnership and solar credits associated with a solar array installation at our Howell Township, New Jersey facility. The effective tax rate was also impacted by the recognition of previously unrecognized tax benefits and excess tax deductions attributable to share-based compensation. The combined impact of these fiscal 2023 tax benefits exceeded pre-tax income, generating an overall tax benefit rate for fiscal 2023.

Net (Loss) Income Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $112 million, or $1.89 per diluted common share, for fiscal 2024, compared to Net income attributable to United Natural Foods, Inc. of $24 million, or $0.40 per diluted common share, for fiscal 2023.

Segment Results of Operations

In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 16—Business Segments in Part II, Item 8 of this Annual Report and the above table within the Executive Overview section. The following tables set forth Net sales and Adjusted EBITDA by segment for the periods indicated.

(in millions)	2024 (53 weeks)	2023 (52 weeks)	Increase (Decrease)
Net sales:
Wholesale	$29,853	$29,142	$711
Retail	2,436	2,480	(44)
Other	215	224	(9)
Eliminations	(1,524)	(1,574)	50
Total Net sales	$30,980	$30,272	$708
Adjusted EBITDA:
Wholesale	$476	$540	$(64)
Retail	8	70	(62)
Other	30	31	(1)
Eliminations	4	(1)	5
Total Adjusted EBITDA	$518	$640	$(122)

Net Sales

Wholesale Net sales increased $152 million in fiscal 2024 as compared to fiscal 2023, excluding an estimated $559 million benefit from the 53rd week in fiscal 2024. The increase in Wholesale Net sales, excluding the 53rd week, was primarily driven by inflation and new business with existing customers. These increases were partially offset by a decline in unit volumes, as discussed in Results of Operations - Fiscal year ended August 3, 2024 (fiscal 2024) compared to fiscal year ended July 29, 2023 (fiscal 2023) - Net Sales section above.

Retail Net sales decreased $89 million, or 3.6%, in fiscal 2024 as compared to fiscal 2023, excluding an estimated benefit of $45 million from the 53rd week in fiscal 2024. The decrease in Retail Net sales, excluding the 53rd week, was primarily due to lower volume and store closures. Identical store sales decreased 3.7%.

Lower eliminations of Net sales for fiscal 2024 as compared to fiscal 2023 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Wholesale Adjusted EBITDA decreased 11.9% for fiscal 2024 as compared to fiscal 2023. The decrease was driven by an increase in operating expenses, partially offset by an increase in gross profit excluding the LIFO charge. Wholesale Gross profit excluding the LIFO charge for fiscal 2024 decreased $57 million, when excluding an estimated $67 million benefit from the 53rd week in fiscal 2024. Wholesale gross profit rate decreased approximately 26 basis points primarily driven by lower levels of procurement gains resulting from decelerating inflation, partially offset by lower shrink expense. Wholesale Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $15 million when excluding an estimated $59 million impact from the 53rd week in fiscal 2024. Wholesale operating expense rate was approximately flat to fiscal 2023 primarily driven by higher incentive compensation expense, offset by lower transportation costs and other operational supply chain efficiencies. Wholesale depreciation and amortization expense increased $4 million for fiscal 2024 compared to fiscal 2023, when excluding an estimated $5 million in additional expense from the 53rd week in fiscal 2024.

Retail Adjusted EBITDA decreased 88.6% for fiscal 2024 as compared to fiscal 2023. Retail Gross profit excluding the LIFO charge for fiscal 2024 decreased $55 million, when excluding an estimated $11 million benefit from the 53rd week in fiscal 2024. Retail gross profit rate decreased approximately 132 basis points from margin rate investments intended to drive traffic and lower sales volume. Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $10 million when excluding an estimated $11 million impact from the 53rd week in fiscal 2024. Retail operating expense rate increased 129 basis points primarily driven by decreased leverage on higher fixed and variable costs against lower sales. Retail depreciation and amortization expense decreased $2 million for fiscal 2024 compared to fiscal 2023, when excluding an estimated $1 million in additional expense from the 53rd week in fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of August 3, 2024 was $1,275 million and consisted of the following:
◦$1,235 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”) as of August 3, 2024, which decreased $245 million from $1,480 million as of July 29, 2023, primarily due to increased borrowings under the ABL Credit Facility utilized to fund voluntary prepayments on the Term Loan Facility (as described below) and payments used in investing activities, partially offset by net cash flow from operating activities and higher levels of availability under the ABL Credit Facility resulting from the First ABL Amendment (defined below); and
◦$40 million of cash and cash equivalents as of August 3, 2024, which increased $3 million from $37 million as of July 29, 2023.
•Total debt increased $122 million to $2,085 million as of August 3, 2024 from $1,963 million as of July 29, 2023, primarily related to additional net borrowings under the ABL Credit Facility to fund payments used in investing activities and for debt issuance costs, partially offset by net cash flow from operating activities.
•Working capital decreased $21 million to $1,037 million as of August 3, 2024 from $1,058 million as of July 29, 2023, primarily due to a decrease in inventory levels and an increase in accrued compensation and benefits, which were partially offset by a decrease in accounts payable combined with an increase in accounts receivable.
•In the fourth quarter of fiscal 2024, we entered into an amendment to the ABL Loan Agreement (the “First ABL Amendment”) to execute on a First In, Last Out (“FILO”) tranche of incremental loans (the “ABL FILO Loan”) and used the $130 million in proceeds from the ABL FILO Loan and borrowings under the ABL Credit Facility to fund a $145 million voluntary prepayment on the Term Loan Facility.
•Concurrent with the voluntary prepayment on the Term Loan Facility, we entered into an amendment to the Term Loan Agreement (the “Fourth Term Loan Amendment”) to reduce the principal amount of the Term Loan Facility to $500 million and extend the maturity to May 1, 2031.
•In fiscal 2025, scheduled debt maturities are expected to be $6 million. Based on the Company’s Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2024, no prepayment from Excess Cash Flow in fiscal 2024 is required to be made in fiscal 2025.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2025 with internally generated funds and borrowings under the ABL Credit Facility.

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

Long-Term Debt

During fiscal 2024, we borrowed a net $301 million under the ABL Credit Facility, including $130 million from the creation of the FILO tranche of incremental loans described above, and made voluntary prepayments on the Term Loan Facility totaling $171 million. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

In the fourth quarter of fiscal 2024, we entered into an amendment to the ABL Loan Agreement to execute on a FILO tranche of incremental loans under the ABL Loan Agreement. The First ABL Amendment provides for the creation of a FILO tranche of $130 million with an applicable margin equal to Secured Overnight Financing Rate (“SOFR”) plus 2.50% per annum (or a base rate plus 1.50% per annum). The ABL FILO Loan is subject to a borrowing base consisting of specified percentages of the value of eligible accounts receivable, credit card receivables, inventory, pharmacy receivables and pharmacy prescription files. Also in the fourth quarter of fiscal 2024, we entered into the Fourth Term Loan Amendment, which provides for the reduction of the principal amount of the Term Loan Facility to $500 million, the extension of the maturity to May 1, 2031, subject to certain springing maturity conditions, and a change in the applicable margin over a base rate from 2.25% to 3.75% per annum, or over a SOFR rate from 3.25% to 4.75% per annum. In conjunction with the First ABL Amendment and the Fourth Term Loan Amendment, we made a voluntary prepayment of $145 million on the Term Loan Facility funded with the $130 million of ABL FILO Loan proceeds and incremental borrowings under the ABL Credit Facility. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for additional information.

Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for further detail of our scheduled debt maturities by fiscal year and by debt instrument, which excludes debt prepayments that may be required from Excess Cash Flow (as defined in the Term Loan Agreement) generated or sales of mortgaged properties in fiscal 2025 or beyond. Based on our Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2024, no prepayment from Excess Cash Flow in fiscal 2024 is required to be made in fiscal 2025.

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

As of August 3, 2024, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.403% to 4.130%, with maturities between October 2024 and June 2028. The fair values of these interest rate derivatives represent a total net asset of $0 million as of August 3, 2024, and are subject to volatility based on changes in market interest rates. Refer to Note 8—Derivatives in Part II, Item 8 and Interest Rate Risk in Part II, Item 7A of this Annual Report for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of August 3, 2024, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2024 were $345 million compared to $323 million for fiscal 2023, an increase of $22 million. Our capital spending for fiscal 2024 and 2023 principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Fiscal 2024 included $281 million of distribution center improvements, technology and other expenditures, $41 million of investments in new distribution centers, primarily the new Manchester, Pennsylvania distribution center, and $23 million of Retail expenditures. Fiscal 2023 included $290 million of distribution center improvements, technology and other expenditures, and $33 million of Retail expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Consolidated Statements of Cash Flows, were $25 million for fiscal 2024 compared to $21 million for fiscal 2023.

Fiscal 2025 capital and cloud implementation spending is expected to be approximately $300 million and includes projects that automate, optimize and expand our distribution network, as well as our technology platform investments. The components of capital and cloud implementation expenditures for fiscal 2025 will be primarily dependent on the nature of certain contracts to be executed. We expect to finance fiscal 2025 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

(in millions)	2024 (53 weeks)	2023 (52 weeks)	Change
Net cash provided by operating activities	$253	$624	$(371)
Net cash used in investing activities	(342)	(339)	(3)
Net cash provided by (used in) financing activities	92	(292)	384
Effect of exchange rate on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	3	(7)	10
Cash and cash equivalents, at beginning of period	37	44	(7)
Cash and cash equivalents at end of period	$40	$37	$3

Fiscal 2024 compared to Fiscal 2023

The decrease in net cash provided by operating activities was primarily due to lower levels of cash generated by net working capital, including lower proceeds received from the monetization of certain receivables compared to fiscal 2023 and higher receivables levels from sales growth in fiscal 2024. These decreases in cash provided by operating activities were partially offset by higher levels of accrued incentive compensation net of related payments and lower inventory levels net of related payables in fiscal 2024. In addition, lower cash was generated from net income in fiscal 2024.

The increase in net cash used in investing activities was primarily due to increased payments for capital expenditures in fiscal 2024.

The increase in net cash provided by financing activities was primarily due to an increase in net borrowings under the ABL Credit Facility resulting from decreases in net cash provided by operating activities, increases in net cash used in investing activities and the creation of the FILO tranche of incremental loans discussed above, and a decrease in cash used to repurchase common stock.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Refer to Note 9—Long-Term Debt, Note 11—Leases, Note 13—Benefit Plans, Note 1—Significant Accounting Policies and Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report for more information on the nature and timing of obligations for debt, leases, benefit plans, self-insurance and purchase obligations, respectively. The future amount and timing of interest expense payments are expected to vary with the amount and then prevailing contractual interest rates over our debt as discussed in Interest Rate Risk in Part II, Item 7A of this Annual Report.

Pension and Other Postretirement Benefit Obligations

We contributed $1 million and $1 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2024. In fiscal 2025, no minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to defined benefit pension plans and postretirement benefit plans in fiscal 2025. We fund our defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $47 million, $48 million and $45 million in fiscal 2024, 2023 and 2022, respectively. In fiscal 2025, we expect to contribute approximately $51 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased approximately 1,888,000 shares of our common stock for a total cost of $62 million in fiscal 2023. We did not repurchase any shares of our common stock in fiscal 2024. As of August 3, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Inventories

Inventories are valued at the lower of cost or market. Substantially all of our inventories consist of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on physical counts in our facilities. The majority of our inventory is valued under the LIFO method, which allows for matching of costs and revenues, as the current acquisition cost is used to value cost of goods sold as inventory is sold in an inflationary environment. During fiscal 2024, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2024 purchases, the effect of which decreased Cost of sales by approximately $15 million in fiscal 2024. If the first-in, first-out (“FIFO”) method had been used, Inventories, net, would have been higher by approximately $351 million and $344 million at August 3, 2024 and July 29, 2023, respectively. As of August 3, 2024, approximately $1.9 billion or 82% of inventory was valued under the LIFO method, before the application of any LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out method and primarily included meat, dairy and deli products. When holding inventory levels and mix constant, as of August 3, 2024, we estimate a 50 basis point increase in the inflation rate on our ending LIFO-based inventory would result in an $8 million increase in the LIFO charge on an annualized basis.

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

Benefit plans

We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plan and certain supplemental executive retirement plans are closed to new participants and service crediting ended for all participants.

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25-basis point reduction in the discount rate would increase our projected pension benefit obligation by $36 million, as of August 3, 2024, and for fiscal 2024 would increase Net periodic benefit income by approximately $2 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets was 6.25% for fiscal 2024. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 7.6% based on returns from 2015 to 2024. Each 25-basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2024 by approximately $4 million.

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

Multiemployer pension plans

We contribute to various multiemployer pension plans based on obligations arising from collective bargaining agreements. These multiemployer pension plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees are typically responsible for determining the level of benefits to be provided to participants as well as such matters as the investment of the assets and the administration of the plans.

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

The American Rescue Plan Act (“ARPA”) established the Special Financial Assistance (“SFA”) Program for financially troubled multiemployer pension plans. Under ARPA, eligible multiemployer pension plans can apply to receive a cash payment intended to keep the plan solvent and able to pay pension benefits through the plan year ending 2051. As of the end of fiscal 2024, one plan to which the Company contributes has received SFA, and two other plans to which the Company contributes are currently on the waiting list to apply for SFA funding. Although these liabilities are not a direct obligation or liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for more information relating to our participation in these multiemployer pension plans and to the actuarial assumptions used in determining pension and other postretirement liabilities and expenses.

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $89 million and $97 million as of August 3, 2024 and July 29, 2023, respectively.

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

As part of our quarterly procedures and annual impairment assessment, we recognized a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations in the first quarter of fiscal 2024, a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations in the third quarter of 2024 and a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations in the fourth quarter of fiscal 2024.

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

Interest Rate Risk

We are exposed to market pricing risk consisting of interest rate risk related to certain of our debt instruments and notes receivable outstanding. Our debt obligations are more fully described in Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report. Interest rate risk is managed through the strategic use of fixed and variable rate debt and derivative instruments. As more fully described in Note 8—Derivatives in Part II, Item 8 of this Annual Report, we have used interest rate swap agreements to mitigate our exposure to adverse changes in interest rates by effectively converting certain of our variable rate obligations to fixed rate obligations. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments related to a certain portion of our debt obligations. Our variable rate borrowings consist primarily of SOFR-based loans, which is the benchmark interest rate being hedged in our interest rate swap agreements.

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to SOFR. As of August 3, 2024, we estimate that a 100-basis point increase in the interest rates related to our variable rate borrowings would increase our annualized interest expense by approximately $9 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of August 3, 2024, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $11 million; while a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $11 million. Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of August 3, 2024, excluding any original issue and purchase accounting discounts and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity.

	August 3, 2024		Expected Fiscal Year of Maturity
	Fair Value	Total	2025	2026	2027	2028	2029	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,613	$1,612	$5	$5	$1,118	$5	$5	$474
Weighted average interest rate(1)		7.7%	10.1%	10.1%	6.7%	10.1%	10.1%	10.1%
Fixed rate—principal payments	$458	$501	$1	$—	$—	$—	$500	$—
Weighted average interest rate		6.7%	4.4%	—%	—%	—%	6.8%	—%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$—	$750	$250	$200	$200	$100	$—	$—
Weighted average pay rate		3.1%	2.5%	2.8%	3.8%	4.1%	—%	—%
Weighted average receive rate		3.6%	5.1%	4.0%	3.5%	3.4%	—%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

Investment Risk

The SUPERVALU INC. Retirement Plan holds investments in fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. In fiscal 2022, as the plan administrator, we took additional steps to de-risk the investments in the plan assets as its funding level increased. This de-risking included a further shift to fixed income investments. Given the relationships between discount rates that impact the valuation of fixed income plan assets and the impact of discount rates in measuring plan obligations, the SUPERVALU INC. Retirement Plan is subject to less volatility in the net plan assets. As of August 3, 2024, a 10% unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2024, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2025 of $2 million and would have reduced Stockholders’ equity by $153 million on a pre-tax basis as of August 3, 2024.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of August 3, 2024, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of August 3, 2024 and July 29, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended August 3, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 3, 2024 and July 29, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 3, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the value of the defined benefit pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company sponsors a defined benefit pension plan, covering employees who meet certain eligibility requirements. The value of the defined benefit pension obligation at year end was $1.50 billion, offset by plan assets totaling $1.53 billion. The determination of the Company’s defined benefit pension obligation with respect to the plan is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate used.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s defined benefit pension obligation process, including a control related to the development of the discount rate used. We compared the methodology used in the current year to develop the discount rate to the methodology used in the prior period. In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by evaluating the methodology utilized by the Company and assessing the selected discount rate against publicly available discount rate benchmark information.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.
Minneapolis, Minnesota
October 1, 2024

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for par values)

	August 3, 2024	July 29, 2023
ASSETS
Cash and cash equivalents	$40	$37
Accounts receivable, net	953	889
Inventories, net	2,179	2,292
Prepaid expenses and other current assets	230	245
Total current assets	3,402	3,463
Property and equipment, net	1,820	1,767
Operating lease assets	1,370	1,228
Goodwill	19	20
Intangible assets, net	649	722
Deferred income taxes	87	32
Other long-term assets	181	162
Total assets	$7,528	$7,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,688	$1,781
Accrued expenses and other current liabilities	288	283
Accrued compensation and benefits	197	143
Current portion of operating lease liabilities	181	180
Current portion of long-term debt and finance lease liabilities	11	18
Total current liabilities	2,365	2,405
Long-term debt	2,081	1,956
Long-term operating lease liabilities	1,263	1,099
Long-term finance lease liabilities	12	12
Pension and other postretirement benefit obligations	15	16
Other long-term liabilities	151	162
Total liabilities	5,887	5,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 62.0 shares issued and 59.5 shares outstanding at August 3, 2024; 61.0 shares issued and 58.5 shares outstanding at July 29, 2023	1	1
Additional paid-in capital	635	606
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(47)	(28)
Retained earnings	1,138	1,250
Total United Natural Foods, Inc. stockholders’ equity	1,641	1,743
Noncontrolling interests	—	1
Total stockholders’ equity	1,641	1,744
Total liabilities and stockholders’ equity	$7,528	$7,394

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended
	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)
Net sales	$30,980	$30,272	$28,928
Cost of sales	26,779	26,141	24,746
Gross profit	4,201	4,131	4,182
Operating expenses	4,100	3,973	3,825
Restructuring, acquisition and integration related expenses	36	8	21
Loss (gain) on sale of assets and other asset charges	57	30	(87)
Operating income	8	120	423
Net periodic benefit income, excluding service cost	(15)	(29)	(40)
Interest expense, net	162	144	155
Other income, net	(2)	(2)	(2)
(Loss) income before income taxes	(137)	7	310
(Benefit) provision for income taxes	(27)	(23)	56
Net (loss) income including noncontrolling interests	(110)	30	254
Less net income attributable to noncontrolling interests	(2)	(6)	(6)
Net (loss) income attributable to United Natural Foods, Inc.	$(112)	$24	$248

Basic (loss) earnings per share	$(1.89)	$0.41	$4.28
Diluted (loss) earnings per share	$(1.89)	$0.40	$4.07

Weighted average shares outstanding:
Basic	59.3	59.2	58.0
Diluted	59.3	60.7	61.0

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Fiscal Year Ended
	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)
Net (loss) income including noncontrolling interests	$(110)	$30	$254
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(1)	(18)	(40)
Recognition of interest rate swap cash flow hedges, net of tax(2)	(15)	14	60
Foreign currency translation adjustments	(3)	(2)	(3)
Recognition of other cash flow derivatives, net of tax(3)	—	(2)	2
Total other comprehensive (loss) income	(19)	(8)	19
Less comprehensive income attributable to noncontrolling interests	(2)	(6)	(6)
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(131)	$16	$267
(1)Amounts are net of tax (benefit) expense of $0 million, $(7) million and $(12) million, respectively.
(2)Amounts are net of tax (benefit) expense of $(5) million, $5 million and $22 million, respectively.
(3)Amounts are net of tax (benefit) expense of $0 million, $(1) million, and $1 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at July 31, 2021	57.0	$1	0.6	$(24)	$599	$(39)	$978	$1,515	$(1)	$1,514
Restricted stock vestings	1.7	—	—	—	(41)	—	—	(41)	—	(41)
Share-based compensation	—	—	—	—	44	—	—	44	—	44
Other comprehensive income	—	—	—	—	—	19	—	19	—	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Proceeds from issuance of common stock, net	0.2	—	—	—	8	—	—	8	—	8
Acquisition of noncontrolling interests	—	—	—	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	248	248	6	254
Balances at July 30, 2022	$58.9	$1	$0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.1	—	—	—	(40)	—	—	(40)	—	(40)
Share-based compensation	—	—	—	—	38	—	—	38	—	38
Repurchases of common stock	—	—	1.9	(62)	—	—	—	(62)	—	(62)
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)	—	(8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	—	24	24	6	30
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	1.0	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	—	—	39	—	—	39	—	39
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Net (loss) income	—	—	—	—	—	—	(112)	(112)	2	(110)
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in millions)	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)	July 30, 2022 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(110)	$30	$254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	319	304	285
Share-based compensation	39	38	44
Gain on sale of assets	(7)	(9)	(87)
Long-lived asset impairment charges	43	25	—
Closed property and other restructuring charges	—	—	2
Net pension and other postretirement benefit income	(15)	(29)	(40)
Deferred income tax (benefit) expense	(49)	(36)	55
LIFO charge	7	119	158
Provision (recoveries) for losses on receivables	3	(1)	2
Non-cash interest expense and other adjustments	18	13	24
Changes in operating assets and liabilities, net of acquired businesses
Accounts and notes receivable	(68)	327	(108)
Inventories	104	(57)	(264)
Prepaid expenses and other assets	(157)	(108)	(155)
Accounts payable	(81)	53	86
Accrued expenses and other liabilities	207	(45)	75
Net cash provided by operating activities	253	624	331
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(345)	(323)	(251)
Proceeds from dispositions of assets	25	16	230
Payments for investments	(22)	(32)	(28)
Net cash used in investing activities	(342)	(339)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	2,571	2,976	4,425
Proceeds from issuance of other loans	15	—	—
Repayments of borrowings under revolving credit line	(2,270)	(3,004)	(4,287)
Repayments of long-term debt and finance leases	(191)	(154)	(376)
Repurchases of common stock	—	(62)	—
Proceeds from the issuance of common stock and exercise of stock options	—	—	8
Payments of employee restricted stock tax withholdings	(7)	(40)	(41)
Payments for debt issuance costs	(18)	—	(6)
Distributions to noncontrolling interests	(4)	(6)	(4)
Repayments of other loans	(2)	(2)	—
Other	(2)	—	2
Net cash provided by (used in) financing activities	92	(292)	(279)
EFFECT OF EXCHANGE RATE ON CASH	—	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(7)	3
Cash and cash equivalents, at beginning of period	37	44	41
Cash and cash equivalents, at end of period	$40	$37	$44
Supplemental disclosures of cash flow information:
Cash paid for interest	$159	$133	$134
Cash (refunds) payments for federal, state and foreign income taxes, net	$(14)	$(5)	$5
Additions of property and equipment included in Accounts payable	$21	$32	$45
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. Fiscal 2024 contained 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks. References to fiscal 2024, fiscal 2023 and fiscal 2022, or 2024, 2023 and 2022, as presented in tabular disclosure, relate to the 53-week, 52-week and 52-week fiscal periods ended August 3, 2024, July 29, 2023 and July 30, 2022, respectively.

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

Revenues from wholesale product sales are recognized when control is transferred, which typically happens upon delivery, depending on the contract terms with the customer. Typically, shipping and customer receipt of wholesale products occur on the same business day. Discounts and allowances provided to customers are recognized as a reduction in Net sales as control of the products is transferred to customers. The Company recognizes freight revenue related to transportation of its products when control of the product is transferred, which is typically upon delivery.

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

Cost of Sales

Cost of sales consist primarily of amounts paid to suppliers for product sold, plus transportation costs necessary to bring the product to, or move product between, the Company’s distribution centers and retail stores, partially offset by consideration received from suppliers in connection with the purchase, transportation or promotion of the suppliers’ products. Retail store advertising expenses are components of Cost of sales and are expensed as incurred.

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

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,674 million, $1,745 million and $1,737 million for fiscal 2024, 2023 and 2022, respectively.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges primarily includes losses (gains) on sales of assets, losses on sales of financial assets, and asset impairments. In fiscal 2024, the Company recorded impairment charges related to one of our corporate-owned office locations, certain leased and owned distribution centers and certain retail store locations. Refer to Note 5—Property and Equipment, Net for additional information on these impairment charges. In fiscal 2023, the Company recorded an impairment charge related to intangible assets associated with its Blue Marble Brands portfolio. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information on this impairment charge. In fiscal 2022, the Company recorded a gain on sale related to our Riverside, California distribution center. Refer to Note 11—Leases for additional information on this gain on sale.

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

Reclassifications

Within the Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on reported net (loss) income, cash flows, or total assets and liabilities.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of August 3, 2024 and July 29, 2023, the Company had net book overdrafts of $243 million and $308 million, respectively.

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

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. During fiscal 2024, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2024 purchases, the effect of which decreased Cost of sales by approximately $15 million in fiscal 2024. As of August 3, 2024 and July 29, 2023, approximately $1.9 billion and $2.0 billion, respectively, of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out (“FIFO”) method and primarily included meat, dairy and deli products. The LIFO reserve was $351 million and $344 million as of August 3, 2024 and July 29, 2023, respectively, which is recorded within Inventories, net on the Consolidated Balance Sheets.

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

The Company reviews long-lived assets, including amortizing intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. The Company groups long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the evaluation indicates that the carrying amount of an asset group may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model or a market approach method. Refer to Note 5—Property and Equipment, Net and Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s long-lived asset impairment reviews and other information.

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. The capitalized implementation costs associated with these cloud computing arrangements are included in Prepaid expenses and other current assets and Other long-term assets within the Consolidated Balance Sheets, and the related cash flows are included within operating activities in the Consolidated Statements of Cash Flows. Once a cloud computing arrangement is ready for its intended use, the capitalized implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised, and expensed in the same line item in the Consolidated Statements of Operations as the associated hosting fees. The net book value of these capitalized implementation costs was $51 million and $28 million as of August 3, 2024 and July 29, 2023, respectively. Amortization expense was $4 million, $2 million and $1 million for fiscal 2024, 2023 and 2022, respectively.

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

The Company allocates tax expense among specific financial statement components using a “with-or-without” approach. Under this approach, the Company first determines the total tax expense or benefit (current and deferred) for the period. The Company then calculates the tax effect of pretax income. The residual tax expense is allocated on a proportional basis to other financial statement components (i.e. other comprehensive income).

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

Indefinite-lived intangible assets include the Tony’s Fine Foods tradename, and prior to July 23, 2023 included the Blue Marble Brands portfolio. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and more frequently if events occur or circumstances change that would indicate that the value of the asset may be impaired. When a quantitative assessment is required, the Company estimates the fair value for intangible assets utilizing the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s intangible assets impairment reviews and other information.

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

Share-Based Compensation

Share-based compensation consists of time-based restricted stock units, performance-based restricted stock units and stock options. Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes Share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to Share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted stock units. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes Share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

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

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted stock units and performance-based awards, if applicable, are considered common stock equivalents, using the treasury stock method.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as Treasury stock, which is a reduction to Stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

On September 21, 2022, our Board of Directors authorized a repurchase program for up to $200 million of the Company’s common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased approximately 1.9 million shares of its common stock for a total cost of $62 million in fiscal 2023. The Company did not repurchase any shares of its common stock in fiscal 2024 or 2022. As of August 3, 2024, the Company had $138 million remaining authorized under the 2022 Repurchase Program. Refer to Note 9—Long-Term Debt for information on the Company’s credit facilities’ limitations on its ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

Comprehensive (Loss) Income

Comprehensive (loss) income is reported in the Consolidated Statements of Comprehensive (Loss) Income. Comprehensive (loss) income includes all changes in Stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive (loss) income is calculated as Net (loss) income including noncontrolling interests, plus or minus adjustments for foreign currency translation related to the translation of UNFI Canada, Inc. (“UNFI Canada”) from the functional currency of Canadian dollars to U.S. dollar reporting currency, changes in the fair value of cash flow hedges, net of tax, and changes in defined pension and other postretirement benefit plan obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of Other comprehensive (loss) income, net of tax, as of the end of the reporting period and relates to foreign currency translation adjustments, and unrealized gains or losses on cash flow hedges, net of tax and changes in defined pension and other postretirement benefit plan obligations, net of tax.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to manage its exposure to changes in interest rates, fuel costs, and with the operation of UNFI Canada, foreign currency exchange rates. All derivatives are recognized on the Company’s Consolidated Balance Sheets at fair value based on quoted market prices or estimates, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair value of derivatives are recorded in comprehensive (loss) income or net earnings, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified to earnings in the period the hedged item affects earnings. If the hedged relationship ceases to exist, any associated amounts reported in Accumulated other comprehensive loss are reclassified to earnings at that time. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 4.8% and 3.5% as of August 3, 2024 and July 29, 2023, respectively.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2024	2023	2022
Beginning balance	$97	$98	$103
Expense	57	52	44
Claim payments	(56)	(57)	(50)
Reclassifications	(9)	4	1
Ending balance	$89	$97	$98
The current portion of the self-insurance liability was $33 million and $34 million as of August 3, 2024 and July 29, 2023, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $56 million and $63 million as of August 3, 2024 and July 29, 2023, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $12 million and $8 million as of August 3, 2024 and July 29, 2023, respectively. Amounts due from insurance companies were $33 million and $26 million as of August 3, 2024 and July 29, 2023, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

Leases

At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments, when the rate implicit in the lease is not readily determinable. Incremental borrowing rates are determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms include optional extension periods when it is reasonably certain that those options will be exercised. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed nonlease components.

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

Operating and finance lease assets are reviewed for impairment based on an ongoing review of circumstances that indicate the assets may no longer be recoverable, such as closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations, and other factors. The Company calculates operating and finance lease impairments using a discount rate to calculate the present value of estimated subtenant rentals that could be reasonably obtained for the property. Lease impairment charges for properties no longer used in operations are recorded as a component of Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

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

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sale restrictions. The Company is required to adopt the amendments in this update in the first quarter of fiscal 2025. The Company has evaluated equity securities within the scope of the provisions of the new standard and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

Wholesale equipment sales are recorded as direct sales to customers when control is transferred, which is typically upon delivery, consistent with the recognition of product sales.

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
•Retail, which reflects the Company's Retail segment, including Cub® Foods and Shoppers® stores; and
•Other, which includes international customers outside of Canada, foodservice, eCommerce, conventional military business and other sales.

The following tables detail the Company’s Net sales for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

(in millions)	Net Sales for Fiscal 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,967	$—	$—	$—	$12,967
Independent retailers	7,605	—	—	—	7,605
Supernatural	6,941	—	—	—	6,941
Retail	—	2,436	—	—	2,436
Other	2,340	—	215	—	2,555
Eliminations	—	—	—	(1,524)	(1,524)
Total	$29,853	$2,436	$215	$(1,524)	$30,980

(in millions)	Net Sales for Fiscal 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,816	$—	$—	$—	$12,816
Independent retailers	7,699	—	—	—	7,699
Supernatural	6,374	—	—	—	6,374
Retail	—	2,480	—	—	2,480
Other	2,253	—	224	—	2,477
Eliminations	—	—	—	(1,574)	(1,574)
Total	$29,142	$2,480	$224	$(1,574)	$30,272

(in millions)	Net Sales for Fiscal 2022
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$12,562	$—	$—	$—	$12,562
Independent retailers	7,360	—	—	—	7,360
Supernatural	5,719	—	—	—	5,719
Retail	—	2,468	—	—	2,468
Other	2,183	—	219	—	2,402
Eliminations	—	—	—	(1,583)	(1,583)
Total	$27,824	$2,468	$219	$(1,583)	$28,928
(1)Eliminations primarily includes the net sales elimination of Wholesale to Retail sales and the elimination of sales from segments included within Other to Wholesale.

Sales to one customer in the Wholesale segment, which includes customers under common control, accounted for approximately 23%, 22% and 20% of the Company’s net sales for fiscal 2024, 2023 and 2022, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	August 3, 2024	July 29, 2023
Customer accounts receivable	$936	$887
Allowance for uncollectible receivables	(21)	(17)
Other receivables, net	38	19
Accounts receivable, net	$953	$889

Notes receivable, net, included within Prepaid expenses and other current assets	$3	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2024	2023	2022
Balance at beginning of year	$17	$18	$28
Provision for losses in Operating expenses	9	2	2
(Increases) reductions to Net sales	(2)	6	1
Write-offs charged against the allowance	(3)	(9)	(13)
Balance at end of year	$21	$17	$18

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable up to a maximum amount outstanding of $350 million to a third-party financial institution. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of August 3, 2024 and July 29, 2023, was approximately $322 million and $310 million, respectively. Net proceeds received are included within cash from operating activities in the Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $21 million and $14 million for fiscal 2024 and fiscal 2023, respectively, and is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in millions)	2024	2023	2022
Restructuring and integration costs	$30	$8	$20
Closed property charges and costs	6	—	1
Total	$36	$8	$21

Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2024 and 2023 primarily relate to costs associated with certain employee severance and other employee separation costs. Fiscal 2022 restructuring and integration costs primarily relate to the finalization of integration costs related to the Supervalu acquisition.

Restructuring liabilities related to severance and other employee separation costs were $16 million and $5 million as of August 3, 2024 and July 29, 2023, respectively, and are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Consolidated Balance Sheets. Changes in the liability included $27 million and $5 million attributable to restructuring and severance-related charges for fiscal 2024 and fiscal 2023, respectively, and $16 million and $1 million attributable to cash settlements for fiscal 2024 and fiscal 2023, respectively.

Closed Property Charges and Costs

In fiscal 2024, closed property charges relate to lease terminations of non-operating distribution centers and stores.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2024	2023
Land		$123	$136
Buildings and improvements	10 - 40 years	1,034	1,024
Leasehold improvements	10 - 20 years	303	284
Equipment	3 - 25 years	1,477	1,280
Motor vehicles	5 - 8 years	50	56
Finance lease assets	1 - 9 years	51	48
Construction in progress		215	186
Property and equipment		3,253	3,014
Less accumulated depreciation and amortization		1,433	1,247
Property and equipment, net		$1,820	$1,767

The Company capitalized $11 million, $5 million and $4 million of interest during fiscal 2024, 2023 and 2022, respectively.

Depreciation and amortization expense on property and equipment was $247 million, $232 million and $213 million for fiscal 2024, 2023 and 2022, respectively.

In fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in fiscal 2024. The fair value utilized in the Company’s impairment review was determined based on the market approach. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2024, the Company sold certain long-lived assets related to this corporate-owned office location for an amount that approximated its net book value at the time of the sale.

During the fourth quarter of fiscal 2024, the Company recorded a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations. During the third quarter of fiscal 2024, the Company recorded a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations. The impairment charges are recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. There were no property and equipment impairment charges recorded for fiscal 2023 or 2022.

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

In the fourth quarter of fiscal 2024, 2023 and 2022 the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale	Other	Total
Goodwill as of July 30, 2022(1)(2)	$10	$10	$20
Change in foreign exchange rates	—	—	—
Goodwill as of July 29, 2023(1)(2)	10	10	20
Change in foreign exchange rates	(1)	—	(1)
Goodwill as of August 3, 2024(1)(2)	$9	$10	$19
(1)    Wholesale amounts are net of accumulated goodwill impairment charges of $717 million for fiscal 2022, 2023 and 2024.
(2)    Other amounts are net of accumulated goodwill impairment charges of $10 million for fiscal 2022, 2023 and 2024.

Identifiable intangible assets, net consisted of the following:

	2024			2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$413	$594	$1,007	$354	$653
Pharmacy prescription files	33	27	6	33	22	11
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	88	65	23	89	57	32
Total amortizing intangible assets	1,134	510	624	1,135	438	697
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,159	$510	$649	$1,160	$438	$722

The Company performed annual qualitative reviews of its indefinite lived trademarks and tradenames in fiscal 2024 and 2022, which indicated a quantitative assessment was not required.

In the fourth quarter of fiscal 2023, the Company decided to rationalize certain of its brands within its Blue Marble Brands portfolio, resulting in an abandonment of certain brands and a shortened life of remaining brand-related intangible assets. These changes were part of an effort for the Company to focus on its core private brand offerings. As a result, the Company recorded a $25 million intangible asset impairment charge in fiscal 2023 and began amortizing the remaining intangible assets associated with its Blue Marble Brands portfolio. The fair values utilized in the Company’s quantitative assessment were determined using the income approach, discounting projected future net cash flows based on management’s expectations of the current and future operating environment for each brand. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

Amortization expense was $72 million for fiscal 2024, 2023 and 2022, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of August 3, 2024 is as shown below:

Fiscal Year:	(in millions)
2025	$71
2026	67
2027	64
2028	61
2029	51
Thereafter	310
$624

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at August 3, 2024
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$5	$—

		Fair Value at July 29, 2023
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$17	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$5	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

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

	August 3, 2024		July 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$14	$8	$15	$8
Long-term debt, including current portion	$2,085	$2,072	$1,963	$1,903

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

Details of active swap contracts as of August 3, 2024, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
November 30, 2018	October 31, 2024	100	2.7385%	One-Month Term SOFR	Monthly
January 11, 2019	October 31, 2024	100	2.4025%	One-Month Term SOFR	Monthly
January 24, 2019	October 31, 2024	50	2.4090%	One-Month Term SOFR	Monthly
October 26, 2018	October 22, 2025	50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1175%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1300%	One-Month Term SOFR	Monthly
		$750

Subsequent to August 3, 2024, the Company entered into three forward starting interest rate swap agreements for an aggregate notional amount of $250 million. These interest rate swaps will become effective on October 31, 2024 with a maturity date of October 30, 2026.

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive (loss) income (outside of earnings) in the Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified to earnings in Interest expense, net in the Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	Interest Expense, net
(In millions)	2024	2023	2022
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$162	$144	$155
Gain (loss) on cash flow hedging relationships:
Gain (loss) reclassified from comprehensive income into earnings	$19	$12	$(36)

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at August 3, 2024	Fiscal Maturity Year	August 3, 2024	July 29, 2023
Term Loan Facility (1)	10.09%	2031	$499	$670
ABL Credit Facility (2)	6.66%	2027	1,113	812
Senior Notes (3)	6.75%	2029	500	500
Other secured loans	4.43%	2025	1	9
Debt issuance costs, net			(18)	(22)
Original issue discount on debt			(10)	(6)
Long-term debt, including current portion			2,085	1,963
Less: current portion of long-term debt			(4)	(7)
Long-term debt			$2,081	$1,956
(1) Debt issuance costs of $6 million and $7 million, respectively and an original issue discount on debt of $10 million and $6 million, respectively.
(2) Debt issuance costs of $7 million and $8 million, respectively.
(3) Debt issuance costs of $5 million and $7 million, respectively.

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of August 3, 2024, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2025	$6	$159
2026	5	159
2027	1,118	147
2028	5	83
2029	505	65
2030 and thereafter	474	85
	$2,113	$698

Term Loan Facility

On May 1, 2024, the Company entered into an amendment (the “Fourth Term Loan Amendment”) to its term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) with a group of lenders for which JPMorgan Chase Bank, N.A. acts as administrative agent. The Term Loan Agreement provides for a $500 million senior secured first lien term loan (the “Term Loan Facility”) which is scheduled to mature on May 1, 2031. The Fourth Term Loan Amendment, among other things, (i) reduced the principal amount of Term Loan Facility to $500 million, (ii) extended the maturity to May 1, 2031, but with a springing maturity of 91 days prior to the maturity of the Senior Notes, in the event that at least $100 million in principal amount outstanding of such Senior Notes remains outstanding on such date and (iii) changed the applicable margin over (a) a base rate from 2.25% to 3.75% per annum, or (b) a SOFR rate from 3.25% to 4.75% per annum.

Under the Term Loan Agreement, the Company may, at its option, increase the amount of the Term Loan Facility or add one or more additional tranches of term loans or revolving credit commitments, without the consent of any lenders not participating in such additional borrowings, up to an aggregate amount of $520 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of August 3, 2024 and July 29, 2023, there was $686 million and $617 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on the Company’s Excess Cash Flow for the fiscal year ended August 3, 2024, no such prepayment will be required under the Term Loan Facility in fiscal 2025.

As of August 3, 2024, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

On May 1, 2024, in conjunction with the Fourth Term Loan Amendment, the Company made a voluntary prepayment of $145 million on the Term Loan Facility with $130 million of proceeds from the ABL FILO Loan (described below) and incremental borrowings under the ABL Credit Facility. In connection with the Fourth Term Loan Amendment and prepayment, the Company incurred a loss on debt extinguishment of $10 million primarily related to unamortized debt issuance costs and unamortized original issue discount, which was recorded within Interest expense, net in the Consolidated Statements of Operations in the fourth quarter of fiscal 2024.

ABL Credit Facility

On May 1, 2024, the Company entered into an amendment (the “First ABL Amendment”) to its revolving credit agreement dated as of June 3, 2022, (as amended, the “ABL Loan Agreement”) with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent. Pursuant to the First ABL Amendment, the ABL Loan Agreement provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”) with an aggregate principal amount available of up to $2,730 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,600 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million (the “ABL FILO Loan”). The ABL Credit Facility is scheduled to mature on June 3, 2027.

Under the ABL Loan Agreement, the aggregate amount of the ABL Credit Facility may be increased in an amount of up to $620 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There can be no assurance that additional funding would be available.

The ABL Loan Agreement utilizes Term SOFR and Prime rates as the benchmark interest rates. Revolver Loans and ABL FILO Loans under the ABL Credit Facility bear interest at rates that, at the Company’s option, can be either at a base rate or Term SOFR plus an applicable margin. The applicable interest rates and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily average Availability (as defined in the ABL Loan Agreement), and were as follows:

	Range of Facility Rates and Fees (per annum)	August 3, 2024
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
(1) The Company utilizes SOFR-based loans and UNFI Canada utilizes bankers’ acceptance rate-based loans.

The ABL Credit Facility is guaranteed by the Guarantors, subject to customary exceptions and limitations. The ABL Credit Facility is secured by (i) a first-priority lien on certain accounts receivable, inventory and certain other assets (collectively, the “ABL Assets”) and (ii) a second-priority lien on all other assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base consisting of specified percentages of the value of eligible accounts receivable, credit card receivables, inventory, pharmacy receivables and pharmacy prescription files, after adjusting for customary reserves, but at no time shall exceed the aggregate commitments plus the outstanding ABL FILO Loans under the ABL Credit Facility (currently $2,730 million).

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	August 3, 2024	July 29, 2023
Certain inventory assets included in Inventories, net	$1,915	$1,861
Certain receivables included in Accounts receivable, net	611	571
Pharmacy prescription files included in Intangible assets, net	6	11
Total	$2,532	$2,443

As of August 3, 2024, the borrowing base was $2,524 million, reflecting the advance rates described above and $101 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,524 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	August 3, 2024
Total availability for ABL loans and letters of credit	$2,524
ABL loans outstanding	1,113
Letters of credit outstanding	176
Unused credit	$1,235

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility (defined above).

Debt Covenants

Our debt agreements contain certain customary operational and informational covenants. These include, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments, or return capital to stockholders through share repurchases or paying dividends. If the Company fails to comply with any of these covenants, it may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

The ABL Loan Agreement also subjects the Company to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time, and (ii) 10% of the borrowing base. The Term Loan Agreement and Senior Notes do not include any financial maintenance covenants.

NOTE 10—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2024, 2023 and 2022 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 31, 2021	$—	$37	$(16)	$(60)	$(39)
Other comprehensive (loss) income before reclassifications	—	(42)	(3)	34	(11)
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	26	28
Net current period Other comprehensive income (loss)	2	(40)	(3)	60	19
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	—	(20)	(2)	23	1
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	(2)	—	—	(9)	(11)
Net current period Other comprehensive (loss) income	(2)	(18)	(2)	14	(8)
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive (loss) income before reclassifications	(2)	(3)	(3)	(1)	(9)
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	(14)	(12)
Net current period Other comprehensive (loss) income	—	(1)	(3)	(15)	(19)
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)

Items reclassified out of Accumulated other comprehensive (loss) income had the following impact on the Consolidated Statements of Operations:

(in millions)	2024	2023	2022	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit cost (income)(1)	$2	$3	$4	Net periodic benefit income, excluding service cost
Income tax benefit	—	(1)	(2)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$2	$2	$2

Swap agreements:
Reclassification of cash flow hedge	$(19)	$(12)	$36	Interest expense, net
Income tax expense (benefit)	5	3	(10)	(Benefit) provision for income taxes
Total reclassifications, net of tax	$(14)	$(9)	$26

Other cash flow hedges:
Reclassification of cash flow hedge	$2	$(3)	$2	Cost of sales
Income tax expense	—	1	—	(Benefit) provision for income taxes
Total reclassifications, net of tax	$2	$(2)	$2
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial (gain) loss as reflected in Note 13—Benefit Plans.

As of August 3, 2024, the Company expects to reclassify $6 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	August 3, 2024	July 29, 2023
Operating lease assets	Operating lease assets	$1,370	$1,228
Finance lease assets	Property and equipment, net	16	14
Total lease assets		$1,386	$1,242

Operating liabilities	Current portion of operating lease liabilities	$181	$180
Finance liabilities	Current portion of long-term debt and finance lease liabilities	7	11
Operating liabilities	Long-term operating lease liabilities	1,263	1,099
Finance liabilities	Long-term finance lease liabilities	12	12
Total lease liabilities		$1,463	$1,302

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2024	2023	2022
Operating lease cost	Operating expenses	$298	$261	$241
Short-term lease cost	Operating expenses	10	17	19
Variable lease cost	Operating expenses	87	73	73
Sublease income	Operating expenses	(5)	(8)	(8)
Sublease income	Net sales	(10)	(14)	(17)
Other sublease income, net	Restructuring, acquisition and integration related expenses(1)	—	(1)	(2)
Net operating lease cost		380	328	306
Amortization of leased assets	Operating expenses	6	7	10
Interest on lease liabilities	Interest expense, net	2	3	11
Finance lease cost		8	10	21
Total net lease cost		$388	$338	$327
(1)Includes $28 million, $27 million and $29 million of lease expense in fiscal 2024, 2023 and 2022, respectively, and $(28) million, $(28) million, and $(31) million of lease income in fiscal 2024, 2023 and 2022, respectively, that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

During fiscal 2023, the Company entered into a lease agreement for a new distribution facility in Manchester, Pennsylvania, which commenced in the second quarter of fiscal 2024 resulting in the recognition of a $205 million right-of-use asset and operating lease liability in the Consolidated Balance Sheets.

During fiscal 2022, the Company acquired the real property of a previously leased distribution center in Riverside, California, which was classified as a finance lease, for approximately $153 million. Immediately following this acquisition, the Company monetized this property through a sale-leaseback transaction, pursuant to which the Company received $225 million in aggregate proceeds for the sale of the property, which reflected the fair value of the property. Under the terms of the sale-leaseback agreement, the Company entered into a lease for the distribution center for a term of 15 years, which was classified as an operating lease. The Company recorded a pre-tax gain on sale of approximately $87 million in fiscal 2022 as a result of the transactions, which primarily represented the pre-tax net proceeds.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of August 3, 2024, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases (2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2025	$304	$9	$(33)	$—	$271	$9
2026	261	5	(25)	—	236	5
2027	218	2	(18)	—	200	2
2028	208	2	(14)	—	194	2
2029	175	2	(8)	—	167	2
Thereafter	1,141	3	(19)	—	1,122	3
Total undiscounted lease liabilities and receipts	$2,307	$23	$(117)	$—	$2,190	$23
Less interest(3)	(863)	(4)
Present value of lease liabilities	1,444	19
Less current lease liabilities	(181)	(7)
Long-term lease liabilities	$1,263	$12
(1)Excludes $340 million of legally binding undiscounted minimum lease payments for leases signed but not yet commenced. There were no operating leases for which the extension options are reasonably certain of being exercised.
(2)There were no finance leases for which the extension options are reasonably certain of being exercised, nor were there any excluded legally binding minimum lease payments for leases signed but not yet commenced.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	August 3, 2024	July 29, 2023
Weighted-average remaining lease term (years)
Operating leases	9.9 years	9.7 years
Finance leases	4.1 years	2.9 years
Weighted-average discount rate
Operating leases	9.4%	8.9%
Finance leases	9.9%	9.8%

Other Information
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$284	$249	$224
Operating cash flows from finance leases	$2	$2	$7
Financing cash flows from finance leases	$12	$10	$160
Leased assets obtained in exchange for new finance lease liabilities	$8	$—	$1
Leased assets obtained in exchange for new operating lease liabilities	$361	$237	$292

NOTE 12—SHARE-BASED AWARDS

As of August 3, 2024, the Company has restricted stock awards and performance share units and stock options outstanding under two equity incentive plans: the 2012 Equity Incentive Plan, as amended and restated (the “2012 Plan”), and the 2020 Equity Incentive Plan, as amended and restated from time to time (the “2020 Equity Incentive Plan”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee thereof. As of August 3, 2024, the Company has 2.1 million shares authorized and available for grant under the 2020 Equity Incentive Plan. The authorization for new grants under the 2012 Plan has expired.
Share-Based Compensation Expense
The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2024	2023	2022
Restricted stock awards	$33	$35	$36
Performance-based share awards	4	3	7
Share-based compensation expense recorded in Operating expenses	37	38	43
Income tax benefit	(10)	(10)	(12)
Share-based compensation expense, net of tax	$27	$28	$31

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses	$2	$—	$1
Income tax benefit	(1)	—	—
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$1	$—	$1

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three equal installments. The Board of Directors has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forth grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards have a three-year cliff vest, subject to achievement of the performance objective. As of August 3, 2024, there was $51 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards
The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. The following summary presents information regarding restricted stock units and performance share units:

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at July 31, 2021	6.8	$17.33
Granted	1.2	45.46
Vested	(2.8)	42.06
Forfeited/Canceled	(0.3)	37.68
Outstanding at July 30, 2022	4.9	20.02
Granted	1.7	35.01
Vested	(3.1)	35.48
Forfeited/Canceled	(0.3)	21.55
Outstanding at July 29, 2023	3.2	32.11
Granted	3.7	15.99
Vested	(1.5)	14.56
Forfeited/Canceled	(0.8)	10.42
Outstanding at August 3, 2024	4.6	$22.66

(in millions)	2024	2023	2022
Intrinsic value of restricted stock units vested	$22	$113	$125

Performance-Based Share Awards
During fiscal 2024, the Company granted 0.8 million performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 1.0 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $16.38. These performance units are tied to fiscal 2024, 2025 and 2026 performance metrics, including adjusted earnings per share (“EPS”) growth and adjusted return on invested capital (“ROIC”). An insignificant amount of performance share units granted in fiscal 2024 were forfeited during fiscal 2024.

During fiscal 2023, the Company granted 0.4 million performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.4 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $36.87. These performance units are tied to fiscal 2023, 2024 and 2025 performance metrics, including adjusted EPS growth and adjusted ROIC. An insignificant amount of performance share units granted in fiscal 2023 were forfeited during fiscal 2024.

During fiscal 2022, the Company granted 0.3 million performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.3 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $49.31. These performance units were tied to fiscal 2022, 2023 and 2024 performance metrics, including adjusted EPS growth and adjusted ROIC. An insignificant amount of performance share units granted in fiscal 2022 were forfeited during fiscal 2024.

Stock Options
The Company did not grant options in fiscal 2024, 2023 or 2022. The following summary presents information regarding outstanding stock options as of August 3, 2024 and changes during the fiscal year then ended:

	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	0.3	$55.46	1.1 years
Exercised	—	—
Canceled	(0.2)	53.45
Outstanding at end of year	0.1	—	0.6 years	$—
Exercisable at end of year	0.1	$58.45	0.6 years	$—

The aggregate intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $0 million, $0 million and $2 million, respectively.

NOTE 13—BENEFIT PLANS

The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan and certain supplemental executive retirement plans. These plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately 70% of the 10,704 union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2024		2023
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit obligation at beginning of year	$1,545	$11	$1,706	$12
Actuarial gain	(14)	—	(121)	(1)
Benefits paid	(100)	(1)	(103)	—
Interest cost	74	1	63	—
Benefit obligation at end of year	1,505	11	1,545	11
Changes in Plan Assets
Fair value of plan assets at beginning of year	1,559	—	1,716	—
Actual return on plan assets	74	—	(55)	—
Benefits paid	(100)	(1)	(103)	(1)
Employer contributions	1	1	1	1
Fair value of plan assets at end of year	1,534	—	1,559	—
Funded (unfunded) status at end of year	$29	$(11)	$14	$(11)

The actuarial gain on projected pension benefit obligations in fiscal 2024 was primarily the result of an 8 basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan. The actuarial gain on projected pension benefit obligations in fiscal 2023 was primarily the result of an 81 basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan.

The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
August 3, 2024:
Fair value of plan assets at end of year	$1,534	$—	$1,534
Benefit obligation at end of year	(1,499)	(6)	(1,505)
Funded (unfunded) status at end of year	$35	$(6)	$29

	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
July 29, 2023:
Fair value of plan assets at end of year	$1,559	$—	$1,559
Benefit obligation at end of year	(1,539)	(6)	(1,545)
Funded (unfunded) status at end of year	$20	$(6)	$14

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2024		2023		2022
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected return on plan assets	$(92)	$—	$(95)	$—	$(82)	$—
Interest cost	74	1	63	—	38	—
Amortization of prior service cost	—	3	—	3	—	3
Amortization of net actuarial (gain) loss	—	(1)	—	—	1	—
Net periodic benefit (income) cost	(18)	3	(32)	3	(43)	3
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Loss) Income
Net actuarial loss (gain)	3	—	29	(1)	59	(3)
Amortization of prior service cost	—	(3)	—	(3)	—	(3)
Amortization of net actuarial loss	—	1	—	—	—	—
Total expense (benefit) recognized in Other comprehensive (loss) income	3	(2)	29	(4)	59	(6)
Total (benefit) expense recognized in net periodic benefit cost (income) and Other comprehensive (loss) income	$(15)	$1	$(3)	$(1)	$16	$(3)

Amounts recognized in the Consolidated Balance Sheets as of August 3, 2024 and July 29, 2023 consist of the following:

	August 3, 2024		July 29, 2023
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$35	$—	$20	$—
Pension and other postretirement benefit obligations	(5)	(10)	(6)	(10)
Accrued compensation and benefits	(1)	(1)	—	(1)
Total	$29	$(11)	$14	$(11)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit (income) cost consisted of the following:

	2024	2023	2022
Benefit obligation assumptions:
Discount rate	5.09% - 5.12%	5.01% - 5.03%	4.20% - 4.26%
Net periodic benefit (income) cost assumptions:
Discount rate	5.01% - 5.03%	4.20% - 4.26%	2.62% - 2.75%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	6.25%	6.00%	4.25% - 4.50%
Interest credit	5.00%	5.00%	5.00%
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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 8.50% as of August 3, 2024. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2034, until it reaches the ultimate trend rate of 4.50%. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.40% as of August 3, 2024.

Pension Plan Assets

Pension plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities. The Company employs a liability hedging approach, targeting a level of risk commensurate with keeping pace with the long-term cost of funding plan liabilities. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2024	2023
Fixed income	85.0%	85.9%	85.1%
Domestic equity	5.8%	5.5%	5.3%
Private equity	4.0%	3.3%	4.0%
International equity	3.2%	3.7%	3.5%
Real estate	2.0%	1.6%	2.1%
Total	100.0%	100.0%	100.0%

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

The fair value of assets held in the master trust for defined benefit pension plans as of August 3, 2024, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$45	$—	$—	$—	$45
Common collective trusts	—	538	—	—	538
Corporate bonds	—	603	—	—	603
Government securities	—	146	—	—	146
Mortgage-backed securities	—	25	—	—	25
Other	97	5	—	—	102
Private equity and real estate partnerships	—	—	—	75	75
Total plan assets at fair value	$142	$1,317	$—	$75	$1,534

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

Contributions

No minimum pension contributions were required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2024. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2025.

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

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2025	$112	$1
2026	113	1
2027	115	1
2028	115	1
2029	115	1
Years 2030-2034	562	4

Defined Contribution Plan

The Company sponsors a defined contribution and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax Roth basis. The Company matches a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plan is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for this plan were $30 million, $30 million and $29 million for fiscal 2024, 2023 and 2022, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

As of August 3, 2024 there was $3 million of Accrued compensation and benefits and $2 million of Other long-term liabilities recognized in the Consolidated Balance Sheets. As of July 29, 2023 there was $4 million of Accrued compensation and benefits and $4 million of Other long-term liabilities.

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees are typically responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and the unions that are parties to the relevant collective bargaining agreements.

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status relates to the plans’ most recent fiscal year-end for which information is available. The zone status is based on information that we received from the plan or that the plan otherwise makes available and is annually certified by each plan’s actuary. Among other factors, deep red zone status or critical and declining plans are generally less than 65% funded and are projected to become insolvent within 15 to 20 years, red zone status plans are generally less than 65% funded and are considered in critical status, yellow zone status plans are less than 80% funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. The American Rescue Plan Act of 2021 (“ARPA”) established the Special Financial Assistance (“SFA”) Program to permit financially troubled multiemployer plans to apply for a cash payment intended to keep plans solvent and able to pay benefits through 2051. As of August 3, 2024, one plan in which the Company participates has applied for and received SFA, and two other plans in which the Company participates are on the waiting list to apply for SFA funding.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2023.

The following table contains information about the Company’s significant multiemployer plans from which the Company has not withdrawn (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	Most Recent Available	FIP/RP Status Pending/Implemented	2024	2023	2022	Surcharges Imposed(1)
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	No	$11	$12	$11	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	11	13	10	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	3	3	4	NA
Central States, Southeast & Southwest Areas Pension Plan	366044243-001	12/31	Red	Implemented	5	5	5	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Implemented	3	3	3	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	12	10	10	No
All Other Multiemployer Pension Plans(2)					2	2	2
Total					$47	$48	$45
(1)    PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)    All Other Multiemployer Pension Plans includes 5 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2023
Minneapolis Food Distributing Industry Pension Plan	5/31/2026	1	5/31/2026	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2025	1	3/4/2025	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2025	1	3/4/2025	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	9/15/2024 - 5/31/2027	4	5/31/2027	42.1%	☐
UFCW Unions and Participating Employers Pension Fund	07/11/2026	2	7/11/2026	75.0%	☒
Western Conference of Teamsters Pension Plan Trust	4/22/2025- 4/30/2027	16	3/20/2027	34.2%	☐
(1)    Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees represented under the applicable collective bargaining agreements.

As of August 3, 2024, accrued multiemployer pension plan withdrawal liabilities included in Other long-term liabilities and Accrued compensation and benefits were $66 million and $6 million, respectively, for 13 multiemployer plans. As of July 29, 2023 amounts included in Other long-term liabilities and Accrued compensation and benefits were $73 million and $7 million, respectively. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

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

The Company contributed $88 million, $85 million and $81 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of August 3, 2024, we had approximately 28,333 employees. Approximately 10,704 employees are covered by 48 collective bargaining agreements, including existing agreements under negotiation. During fiscal 2024, 15 collective bargaining agreements covering approximately 4,191 employees were renegotiated, including 2 collective bargaining agreements that had expired in fiscal 2023 but were negotiated in fiscal 2024. Additionally, 2 new collective bargaining agreements covering approximately 410 employees were negotiated, and 1 collective bargaining agreement covering approximately 130 employees expired with a tentative agreement in place, pending ratification. During fiscal 2025, 10 collective bargaining agreements covering approximately 3,804 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax (Benefit) Expense

For fiscal 2024, (loss) income before income taxes consists of $(145) million from U.S. operations and $8 million from foreign operations. (Loss) income before income taxes for fiscal 2023 consists of $(1) million from U.S. operations and $8 million from foreign operations. Income before income taxes for fiscal 2022 consists of $302 million from U.S. operations and $8 million from foreign operations.

The income tax (benefit) expense was allocated as follows:

(in millions)	2024	2023	2022
Income tax (benefit) expense	$(27)	$(23)	$56
Other comprehensive (loss) income	(6)	(2)	11
Total	$(33)	$(25)	$67

Total federal, state and foreign income tax (benefit) expense consists of the following:

(in millions)	Current	Deferred	Total
Fiscal 2024
U.S. Federal	$15	$(41)	$(26)
State and Local	5	(8)	(3)
Foreign	2	—	2
	$22	$(49)	$(27)
Fiscal 2023
U.S. Federal	$23	$(36)	$(13)
State and Local	(11)	(1)	(12)
Foreign	1	1	2
	$13	$(36)	$(23)
Fiscal 2022
U.S. Federal	$(7)	$45	$38
State and Local	6	9	15
Foreign	2	1	3
	$1	$55	$56

Total income tax (benefit) expense was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in millions)	2024	2023	2022
Computed “expected” tax expense	$(29)	$1	$66
State and local income tax, net of Federal income tax benefit	(9)	(1)	18
Non-deductible expenses	2	3	13
Tax effect of share-based compensation	5	(9)	(31)
General business credits	(2)	(8)	(3)
Unrecognized tax benefits	—	(16)	(6)
Enhanced inventory donations	(1)	(1)	(2)
Changes in valuation allowance	6	4	1
Other, net	1	4	—
Total income tax (benefit) expense	$(27)	$(23)	$56

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of period	$11	$19	$27
Unrecognized tax benefits added during the period	1	5	—
Decreases in unrecognized tax benefits due to statute expiration	(3)	(5)	(7)
Decreases in unrecognized tax benefits due to settlements	(2)	(8)	(1)
Unrecognized tax benefits at end of period	$7	$11	$19

In addition, the Company has nothing paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2024, 2023 and 2022, total accrued interest and penalties was $2 million, $1 million and $6 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of August 3, 2024, the Company is no longer subject to federal income tax examinations for fiscal years before 2016 and in most states is no longer subject to state income tax examinations for fiscal years before 2016 for Supervalu and the Company. Due to the implementation of the CARES Act, NOLs were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, the Company does not anticipate that the amount of unrecognized tax benefits will change significantly during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 3, 2024 and July 29, 2023 are presented below:

(in millions)	August 3, 2024	July 29, 2023
Deferred tax assets:
Compensation and benefits related	$35	$29
Accounts receivable, principally due to allowances for uncollectible accounts	4	4
Accrued expenses	27	27
Capitalized research and development	49	25
Net operating loss carryforwards	13	10
Other tax carryforwards (interest, charitable contributions)	59	32
Foreign tax credits	1	1
Intangible assets	45	50
Lease liabilities	381	333
Other deferred tax assets	1	6
Total gross deferred tax assets	615	517
Less valuation allowance	(9)	(7)
Net deferred tax assets	$606	$510
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$133	$141
Inventories	25	15
Lease right of use assets	361	317
Interest rate swap agreements	—	5
Total deferred tax liabilities	519	478
Net deferred tax assets	$87	$32

Tax Credits and Valuation Allowances

At August 3, 2024, the Company had gross deferred tax assets of approximately $615 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of August 3, 2024, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits, charitable contribution carryovers and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its charitable contribution carryovers, state net operating losses and foreign tax credits that, in the Company’s judgment, are not likely to be realized within the applicable recovery periods.

At August 3, 2024, the Company had net operating loss carryforwards of approximately $0.3 million for federal income tax purposes that are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times through fiscal year 2027. As of August 3, 2024, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at August 3, 2024 and correspondingly no valuation allowance has been established.

At August 3, 2024, the Company had disallowed charitable contribution carryforwards of approximately $57 million that are available for carryforward over five years. As of August 3, 2024, the Company anticipates sufficient future taxable income to utilize $45 million of these charitable contribution carryovers within the applicable five-year carryforward periods. The Company has established a valuation allowance against the $12 million of charitable contribution carryovers that, in the Company’s judgement, are not likely to be realized within the applicable recovery period.

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

Effective Tax Rate

The Company’s effective tax rate was a benefit rate of 19.7% on pre-tax loss for fiscal 2024 as compared to benefit rate of 328.6% and an expense rate of 18.6% on pre-tax income for fiscal 2023 and 2022, respectively. For fiscal 2022, the effective tax rate was reduced by the impact of discrete tax benefits related to employee stock awards and the release of unrecognized tax positions, partially offset by non-deductible executive compensation. For fiscal 2023, the effective tax rate was impacted by solar credits, including the tax credit impact of a fiscal 2023 investment in an equity method partnership and solar credits associated with a solar array installation at the Company’s Howell Township, New Jersey facility. The effective tax rate was also impacted by the recognition of previously unrecognized tax benefits and excess tax deductions attributable to share-based compensation. The combined impact of these fiscal 2023 tax benefits exceeded pre-tax income, generating an overall tax benefit rate for fiscal 2023. For fiscal 2024, the effective tax rate was impacted by non-deductible share-based compensation and the establishment of valuation allowances against deferred tax assets with limited lives.

NOTE 15—(LOSS) EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

(in millions, except per share data)	2024	2023	2022
Basic weighted average shares outstanding	59.3	59.2	58.0
Net effect of dilutive stock awards based upon the treasury stock method	—	1.5	3.0
Diluted weighted average shares outstanding	59.3	60.7	61.0

Basic (loss) earnings per share(1)	$(1.89)	$0.41	$4.28
Diluted (loss) earnings per share(1)	$(1.89)	$0.40	$4.07

Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	2.1	0.8	0.5
(1)     (Loss) earnings per share amounts are calculated using actual unrounded figures.

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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to (Loss) income before income taxes, depreciation and amortization, and payments for capital expenditures:

(in millions)	2024	2023	2022
Net sales:
Wholesale(1)	$29,853	$29,142	$27,824
Retail	2,436	2,480	2,468
Other	215	224	219
Eliminations	(1,524)	(1,574)	(1,583)
Total Net sales	$30,980	$30,272	$28,928
Adjusted EBITDA:
Wholesale	$476	$540	$696
Retail	8	70	98
Other	30	31	44
Eliminations	4	(1)	(9)
Adjustments:
Net income attributable to noncontrolling interests	2	6	6
Net periodic benefit income, excluding service cost	15	29	40
Interest expense, net	(162)	(144)	(155)
Other income, net	2	2	2
Depreciation and amortization	(319)	(304)	(285)
Share-based compensation	(37)	(38)	(43)
LIFO charge	(7)	(119)	(158)
Restructuring, acquisition, and integration related expenses	(36)	(8)	(21)
(Loss) gain on sale of assets and other asset charges	(57)	(30)	87
Multi-employer pension plan withdrawal (charges) benefit	—	(1)	8
Other retail expense	—	(1)	—
Business transformation costs	(52)	(25)	—
Other adjustments	(4)	—	—
(Loss) income before income taxes	$(137)	$7	$310
Depreciation and amortization:
Wholesale	$272	$263	$254
Retail	35	36	29
Other	12	5	2
Total depreciation and amortization	$319	$304	$285
Payments for capital expenditures:
Wholesale	$322	$290	$224
Retail	23	33	27
Total capital expenditures	$345	$323	$251
(1)For fiscal 2024, 2023 and 2022, as presented in Note 3—Revenue Recognition, the Company recorded $1,272 million, $1,331 million and $1,358 million, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	August 3, 2024	July 29, 2023
Assets:
Wholesale	$6,563	$6,405
Retail	606	648
Other	401	377
Eliminations	(42)	(36)
Total assets	$7,528	$7,394

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of August 3, 2024. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to six years, with a weighted average remaining term of approximately four years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of August 3, 2024, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $9 million ($8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of August 3, 2024, a total estimated loss of less than $1 million is recorded in the Consolidated Balance Sheets.

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligations could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the de minimis fair value of these guarantees and contingent obligations, when applicable, in the Consolidated Balance Sheets.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of August 3, 2024, the Company had approximately $365 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 43 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order.

On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. At the status conference on June 10, 2024, the Company indicated it is open to exploring mediation. The Company believes these claims are without merit and intends to vigorously defend this matter.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. The trial is now scheduled to begin February 3, 2025.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about UNFI’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. The Company intends to vigorously defend this matter.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of August 3, 2024, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and President and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 3, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of August 3, 2024, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of August 3, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Financial Statements and Supplementary Data in Part II, Item 8 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Securities Exchange Act of 1934, as amended Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended August 3, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On June 7, 2024, Danielle Benedict, our Chief Human Resources Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides for the potential sale, on the dates and at the prices set forth in the plan, of up to 24,202 shares of our common stock from October 4, 2024 through the plan’s end date of June 6, 2025.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 17, 2024 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Anti-Hedging and Insider Trading Policies,” “Committees of the Board of Directors,” “Nomination of Directors” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

We have adopted a code of conduct and ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, RI 02908, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Compensation Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” if applicable, and “Report of the Compensation Committee” and is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
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
4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.1+
Amended and Restated Agreement for the Distribution of Products, dated May 21, 2024, between Whole Foods Market Services, Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.2
Loan Agreement, dated June 3, 2022, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.3
Amendment No. 1 to Loan Agreement, dated May 1, 2024, by and among the Registrant, UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Wells Fargo Bank, National Association and the other parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.4
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA, as administrative agent for the lenders, and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.5
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.6
Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.7
Amendment No. 3 to Term Loan Agreement, dated June 3, 2022, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

Exhibit No.	Description
10.8
Amendment No. 4 to Term Loan Agreement, dated May 1, 2024, by and among the Registrant, UNFI Wholesale, Inc., UNFI Distribution Company, LLC and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.9**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.10**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.11
Indenture, dated October 22, 2020, among the Registrant, its subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020).

10.12**
Amended and Restated CEO Severance Agreement, dated June 3, 2024, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.13**
CEO Change in Control Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.14**
CEO Indemnification Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.15**
Form of RSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.16**
Form of PSU Award Agreement (CEO) pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.17**	Form of Inducement RSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.18**	Form of Inducement PSU Award Agreement (CEO) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
10.19**	Waiver and Release Agreement, by and between the Registrant and Jill E. Sutton (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2022).
10.20**	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).
10.21**
Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.22**
Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.23**	Form of Inducement RSU Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).
10.24**	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).
10.25**
Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.26**
Form of RSU Award Agreement pursuant to Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.27**
Form of PSU Award Agreement pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.28**
Form of RSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.29**
Form of PSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

Exhibit No.	Description
10.30**
Form of RSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.31**
Form of PSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.32**
Form of RSU Award Agreement (Director) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.33**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
10.34**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 21, 2023 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.35
Cooperation Agreement, dated as of September 25, 2023, by and among JCP Investment Partnership, LP, a Texas limited partnership, JCP Investment Partners, LP, a Texas limited partnership, JCP Investment Holdings, LLC, a Texas limited liability company, JCP Investment Management, LLC, a Texas limited liability company, and James C. Pappas, and United Natural Foods, Inc., a Delaware corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 26, 2023).

10.36**	Third Amended and Restated United Natural Foods, Inc. 2020 Equity Plan Incentive (Filed as Annex A to the Registrant’s Proxy Statement on FORM DEF14A filed on November 8, 2023).
10.37**
Form of Indemnification Agreement (for agreements entered into after February 29, 2024) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2024).

10.38**	Offer Letter, dated February 29, 2024, between the Company and Giorgio Matteo Tarditi (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2024).
10.39* **	United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 26, 2024.
10.40* **	Form of RSU Award Agreement (CEO, Retail).
10.41* **	Form of PSU Award Agreement (CEO, Retail).
19*	UNFI Amended and Restated Policy Regarding Trading in Company Securities.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Erroneously Awarded Incentive-Based Compensation Clawback Policy, effective October 2, 2023 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024, filed with the SEC on October 1, 2024, formatted in Inline XBRL (included in Exhibit 101).
* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ GIORGIO MATTEO TARDITI
Giorgio Matteo Tarditi President and Chief Financial Officer (Principal Financial Officer)
Dated: October 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer) and Director	October 1, 2024
J. Alexander Miller Douglas
/s/ GIORGIO MATTEO TARDITI	President and Chief Financial Officer (Principal Financial Officer)	October 1, 2024
Giorgio Matteo Tarditi
/s/ R. ERIC ESPER	Chief Accounting Officer (Principal Accounting Officer)	October 1, 2024
R. Eric Esper
/s/ JACK L. STAHL	Chairman	October 1, 2024
Jack L. Stahl
/s/ LYNN S. BLAKE	Director	October 1, 2024
Lynn S. Blake
/s/ GLORIA R. BOYLAND	Director	October 1, 2024
Gloria R. Boyland
/s/ DENISE M. CLARK	Director	October 1, 2024
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	October 1, 2024
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	October 1, 2024
Michael S. Funk
/s/ JAMES M. LOREE	Director	October 1, 2024
James M. Loree
/s/ JAMES L. MUEHLBAUER	Director	October 1, 2024
James L. Muehlbauer
/s/ JAMES C. PAPPAS	Director	October 1, 2024
James C. Pappas
/s/ MOHAMMAD SHAMIM	Director	October 1, 2024
Mohammad Shamim