Form 10-Q
period 2024-11-02
UNITED NATURAL FOODS INC
filed 2024-12-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 5, 2024 there were 59,919,098 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	November 2, 2024	August 3, 2024
ASSETS
Cash and cash equivalents	$37	$40
Accounts receivable, net	1,103	953
Inventories, net	2,402	2,179
Prepaid expenses and other current assets	201	230
Total current assets	3,743	3,402
Property and equipment, net	1,800	1,820
Operating lease assets	1,499	1,370
Goodwill	19	19
Intangible assets, net	631	649
Deferred income taxes	86	87
Other long-term assets	188	181
Total assets	$7,966	$7,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,906	$1,688
Accrued expenses and other current liabilities	278	288
Accrued compensation and benefits	156	197
Current portion of operating lease liabilities	180	181
Current portion of long-term debt and finance lease liabilities	10	11
Total current liabilities	2,530	2,365
Long-term debt	2,244	2,081
Long-term operating lease liabilities	1,393	1,263
Long-term finance lease liabilities	11	12
Pension and other postretirement benefit obligations	15	15
Other long-term liabilities	148	151
Total liabilities	6,341	5,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 62.4 shares issued and 59.9 shares outstanding at November 2, 2024; 62.0 shares issued and 59.5 shares outstanding at August 3, 2024	1	1
Additional paid-in capital	638	635
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(45)	(47)
Retained earnings	1,117	1,138
Total United Natural Foods, Inc. stockholders’ equity	1,625	1,641
Noncontrolling interests	—	—
Total stockholders’ equity	1,625	1,641
Total liabilities and stockholders’ equity	$7,966	$7,528

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended
	November 2, 2024	October 28, 2023
Net sales	$7,871	$7,552
Cost of sales	6,833	6,522
Gross profit	1,038	1,030
Operating expenses	1,015	1,023
Restructuring, acquisition and integration related expenses	12	4
Loss on sale of assets and other asset charges	6	19
Operating income (loss)	5	(16)
Net periodic benefit income, excluding service cost	(5)	(3)
Interest expense, net	36	35
Other income, net	(2)	—
Loss before income taxes	(24)	(48)
Benefit for income taxes	(4)	(9)
Net loss including noncontrolling interests	(20)	(39)
Less net income attributable to noncontrolling interests	(1)	—
Net loss attributable to United Natural Foods, Inc.	$(21)	$(39)

Basic loss per share	$(0.35)	$(0.67)
Diluted loss per share	$(0.35)	$(0.67)

Weighted average shares outstanding:
Basic	59.6	58.7
Diluted	59.6	58.7

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in millions)

	13-Week Period Ended
	November 2, 2024	October 28, 2023
Net loss including noncontrolling interests	$(20)	$(39)
Other comprehensive income (loss):
Recognition of interest rate swap cash flow hedges, net of tax(1)	2	(3)
Foreign currency translation adjustments	—	(3)
Recognition of other cash flow derivatives, net of tax	—	1
Total other comprehensive income (loss)	2	(5)
Less comprehensive income attributable to noncontrolling interests	(1)	—
Total comprehensive loss attributable to United Natural Foods, Inc.	$(19)	$(44)

(1)Amounts are net of tax expense (benefit) of $1 million and $(1) million for the first quarters of fiscal 2025 and 2024, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended November 2, 2024 and October 28, 2023
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	0.4	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(21)	(21)	1	(20)
Balances at November 2, 2024	62.4	$1	2.5	$(86)	$638	$(45)	$1,117	$1,625	$—	$1,625

Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	0.9	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(39)	(39)	—	(39)
Balances at October 28, 2023	61.9	$1	2.5	$(86)	$606	$(33)	$1,211	$1,699	$—	$1,699

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(20)	$(39)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	80	78
Share-based compensation	7	6
Gain on sale of assets	(1)	(7)
Long-lived asset impairment charges	—	21
Net pension and other postretirement benefit income	(5)	(3)
LIFO charge	7	7
Provision for losses on receivables	1	—
Non-cash interest expense and other adjustments	1	2
Changes in operating assets and liabilities
Accounts and notes receivable	(149)	(126)
Inventories	(230)	(364)
Prepaid expenses and other assets	79	(8)
Accounts payable	224	168
Accrued expenses and other liabilities	(104)	11
Net cash used in operating activities	(110)	(254)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(49)	(74)
Proceeds from dispositions of assets	4	9
Payments for investments	(2)	(7)
Net cash used in investing activities	(47)	(72)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	339	597
Repayments of borrowings under revolving credit line	(176)	(257)
Repayments of long-term debt and finance leases	(4)	(6)
Payments of employee restricted stock tax withholdings	(4)	(6)
Distributions to noncontrolling interests	(1)	(1)
Other	—	(1)
Net cash provided by financing activities	154	326
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—
Cash and cash equivalents, at beginning of period	40	37
Cash and cash equivalents, at end of period	$37	$37
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$44
Cash refunds for federal, state, and foreign income taxes, net	$(2)	$(12)
Leased assets obtained in exchange for new operating lease liabilities	$183	$39
Leased assets obtained in exchange for new finance lease liabilities	$1	$—
Additions of property and equipment included in Accounts payable	$14	$18

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarter of fiscal 2025 and 2024 relate to the 13-week fiscal quarters ended November 2, 2024 and October 28, 2023, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2024 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Annual Report.

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

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on reported net loss, net cash flows, or total assets and liabilities.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 2, 2024 and August 3, 2024, the Company had net book overdrafts of $293 million and $243 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $358 million and $351 million as of November 2, 2024 and August 3, 2024, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sale restrictions. The Company adopted this standard in the first quarter of fiscal 2025. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company is required to adopt the amendments in this update in fiscal 2025, and the interim disclosure requirements will be effective for the Company in the first quarter of fiscal 2026. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis. The provisions of the amendments in this update will not have an impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of enhanced disclosure requirements on the notes to the consolidated financial statements and expects to provide expanded segment disclosures under the new guidance.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The Company is required to adopt the amendments in this update in fiscal 2028, and the interim disclosure requirements will be effective for the Company in the first quarter of fiscal 2029. Early adoption is permitted. The amendments in this update should be applied on a prospective basis, but can also be applied retrospectively. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

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

	Net Sales for the 13-Week Period Ended
(in millions)	November 2, 2024
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,294	$—	$—	$—	$3,294
Independent retailers	1,853	—	—	—	1,853
Supernatural	1,835	—	—	—	1,835
Retail	—	586	—	—	586
Other	608	—	58	—	666
Eliminations	—	—	—	(363)	(363)
Total	$7,590	$586	$58	$(363)	$7,871

	Net Sales for the 13-Week Period Ended
(in millions)	October 28, 2023
Customer Channel	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Chains	$3,184	$—	$—	$—	$3,184
Independent retailers	1,899	—	—	—	1,899
Supernatural	1,612				1,612
Retail	—	606	—	—	606
Other	586	—	60	—	646
Eliminations	—	—	—	(395)	(395)
Total	$7,281	$606	$60	$(395)	$7,552

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	November 2, 2024	August 3, 2024
Customer accounts receivable	$1,091	$936
Allowance for uncollectible receivables	(21)	(21)
Other receivables, net	33	38
Accounts receivable, net	$1,103	$953

Notes receivable, net, included within Prepaid expenses and other current assets	$1	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of November 2, 2024 and August 3, 2024, was approximately $277 million and $322 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million and $5 million for the first quarters of fiscal 2025 and 2024, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
Restructuring and integration costs	$11	$4
Closed property charges and costs, net	1	—
Total	$12	$4
Restructuring and Integration Costs

Restructuring and integration costs for the first quarters of fiscal 2025 and 2024 primarily relate to costs associated with certain employee severance and other employee separation costs.

Restructuring liabilities related to severance and other employee separation costs were $22 million and $16 million as of November 2, 2024 and August 3, 2024, respectively, and are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets. Changes in the liability for the first quarter of fiscal 2025 included $10 million attributable to restructuring and severance-related charges offset by $4 million attributable to cash settlements from the prior period balance.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of August 3, 2024	$9	(1)	$10	(2)	$19
Change in foreign exchange rates	—		—		—
Goodwill as of November 2, 2024	$9	(1)	$10	(2)	$19
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of August 3, 2024 and November 2, 2024.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of August 3, 2024 and November 2, 2024.

Identifiable intangible assets, net consisted of the following:

	November 2, 2024			August 3, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$428	$579	$1,007	$413	$594
Pharmacy prescription files	33	28	5	33	27	6
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	88	67	21	88	65	23
Total amortizing intangible assets	1,134	528	606	1,134	510	624
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,159	$528	$631	$1,159	$510	$649
Amortization expense was $18 million for the first quarters of fiscal 2025 and 2024. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of November 2, 2024 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2025	$53
2026	67
2027	64
2028	62
2029	51
Thereafter	309
$606

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at November 2, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 3, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$5	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of November 2, 2024, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $14 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $14 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	November 2, 2024		August 3, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$13	$7	$14	$8
Long-term debt, including current portion	$2,247	$2,259	$2,085	$2,072

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of November 2, 2024. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of November 2, 2024, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 26, 2018	October 22, 2025	50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1175%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1300%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.5965%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.6000%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	50	3.6000%	One-Month Term SOFR	Monthly
		$750

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive loss (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended
	November 2, 2024	October 28, 2023
(in millions)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$36	$35
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive loss into earnings	$4	$5

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at November 2, 2024	Fiscal Maturity Year	November 2, 2024	August 3, 2024
Term Loan Facility (1)	9.44%	2031	$498	$499
ABL Credit Facility (2)	6.15%	2027	1,276	1,113
Senior Notes (3)	6.75%	2029	500	500
Other secured loans	—%	2025	—	1
Debt issuance costs, net			(18)	(18)
Original issue discount on debt			(9)	(10)
Long-term debt, including current portion			2,247	2,085
Less: current portion of long-term debt			(3)	(4)
Long-term debt			$2,244	$2,081
(1) Face value before debt issuance costs of $6 million and $6 million, respectively, and an original issue discount on debt of $9 million and $10 million, respectively.
(2) Face value before debt issuance costs of $7 million and $7 million, respectively.
(3) Face value before debt issuance costs of $5 million and $5 million, respectively.
Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) provides for a $500 million senior secured first lien term loan (the “Term Loan Facility”), which is scheduled to mature on May 1, 2031, with a springing maturity of 91 days prior to the maturity of the Senior Notes (defined below), in the event that at least $100 million in principal amount outstanding of such Senior Notes remains outstanding on such date.

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of November 2, 2024 and August 3, 2024, there was $676 million and $686 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

As of November 2, 2024, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

ABL Credit Facility

The revolving credit agreement dated as of June 3, 2022, (as amended, the “ABL Loan Agreement”) provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”) with an aggregate principal amount available of up to $2,730 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,600 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million (the “ABL FILO Loan”). The ABL Credit Facility is scheduled to mature on June 3, 2027.

Revolver Loans and ABL FILO Loans under the ABL Credit Facility bear interest at rates that, at the Company’s option, can be either at a base rate or Term SOFR plus an applicable margin. The applicable margins and letter of credit fees under the ABL Credit Facility are variable and are dependent upon the prior fiscal quarter’s daily average Availability (as defined in the ABL Loan Agreement), and were as follows:

	Range of Facility Rates and Fees (per annum)	November 2, 2024
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

As of November 2, 2024, the borrowing base was $2,589 million, reflecting the advance rates described above and $110 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,589 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	November 2, 2024
Total availability for ABL loans and letters of credit	$2,589
ABL loans outstanding	1,276
Letters of credit outstanding	176
Unused credit	$1,137

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility.

NOTE 9—COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2025 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income before reclassifications	1	—	—	5	6
Amortization of cash flow hedges	(1)	—	—	(3)	(4)
Net current period Other comprehensive income	—	—	—	2	2
Accumulated other comprehensive (loss) income at November 2, 2024	$—	$(22)	$(24)	$1	$(45)

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2024 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive income (loss) before reclassifications	1	—	(3)	1	(1)
Amortization of cash flow hedges	—	—	—	(4)	(4)
Net current period Other comprehensive income (loss)	1	—	(3)	(3)	(5)
Accumulated other comprehensive income (loss) at October 28, 2023	$1	$(21)	$(24)	$11	$(33)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	November 2, 2024	October 28, 2023
Swap agreements:
Reclassification of cash flow hedges	$(4)	$(5)	Interest expense, net
Income tax expense	1	1	Benefit for income taxes
Total reclassifications, net of tax	$(3)	$(4)

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$—	Cost of sales
Income tax expense	—	—	Benefit for income taxes
Total reclassifications, net of tax	$(1)	$—

As of November 2, 2024, the Company expects to reclassify $5 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension plans consisted of the following:

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
Interest cost	$18	$19
Expected return on plan assets	(23)	(22)
Net periodic benefit income	$(5)	$(3)

Other postretirement benefits costs were de minimis for the first quarters of fiscal 2025 and 2024.

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2025. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2025. Contributions for the first quarters of fiscal 2025 and 2024 were de minimis.

Multiemployer Pension Plans

The Company contributed $13 million in the first quarters of fiscal 2025 and 2024, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the first quarter of fiscal 2025 was a benefit rate of 16.7% on pre-tax loss compared to a benefit rate of 18.8% on pre-tax loss for the first quarter of fiscal 2024. The change from the first quarter of fiscal 2024 is primarily driven by an increase in state net operating loss valuation allowances for the first quarter of fiscal 2025. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were state net operating loss valuation allowances for the first quarter of fiscal 2025, and discrete tax detriments resulting from share award vestings for the first quarters of fiscal 2025 and fiscal 2024.

NOTE 12—LOSS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	13-Week Period Ended
(in millions, except per share data)	November 2, 2024	October 28, 2023
Basic weighted average shares outstanding	59.6	58.7
Net effect of dilutive stock awards based upon the treasury stock method	—	—
Diluted weighted average shares outstanding	59.6	58.7

Basic loss per share(1)	$(0.35)	$(0.67)
Diluted loss per share(1)	$(0.35)	$(0.67)

Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	1.8	2.3
(1)Loss per share amounts are calculated using actual unrounded figures.

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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to Loss before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
Net sales:
Wholesale(1)	$7,590	$7,281
Retail	586	606
Other	58	60
Eliminations	(363)	(395)
Total Net sales	$7,871	$7,552
Adjusted EBITDA:
Wholesale	$131	$117
Retail	—	(1)
Other	1	3
Eliminations	2	(2)
Adjustments:
Net income attributable to noncontrolling interests	1	—
Net periodic benefit income, excluding service cost	5	3
Interest expense, net	(36)	(35)
Other income, net	2	—
Depreciation and amortization	(80)	(78)
Share-based compensation	(7)	(6)
LIFO charge	(7)	(7)
Restructuring, acquisition and integration related expenses	(12)	(4)
Loss on sale of assets and other asset charges	(6)	(19)
Business transformation costs	(18)	(15)
Other adjustments	—	(4)
Loss before income taxes	$(24)	$(48)
Depreciation and amortization:
Wholesale	$70	$67
Retail	9	8
Other	1	3
Total depreciation and amortization	$80	$78
Payments for capital expenditures:
Wholesale	$47	$71
Retail	2	3
Total capital expenditures	$49	$74
(1)As presented in Note 3—Revenue Recognition, the Company recorded $301 million and $321 million for the first quarters of fiscal 2025 and 2024, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	November 2, 2024	August 3, 2024
Assets:
Wholesale	$7,001	$6,563
Retail	591	606
Other	423	401
Eliminations	(49)	(42)
Total assets	$7,966	$7,528

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 2, 2024. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of November 2, 2024, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $11 million ($9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of November 2, 2024, a total estimated loss of less than $1 million is recorded in the Condensed Consolidated Balance Sheets.

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligations could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the de minimis fair value of these guarantees and contingent obligations, when applicable, in the Condensed Consolidated Balance Sheets.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 2, 2024, the Company had approximately $512 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of November 2, 2024, the Company had commitments of $49 million for future undiscounted minimum lease payments on leases signed but not yet commenced with terms of up to 21 years from commencement date. A lease agreement for a distribution center in Sarasota, Florida commenced in the first quarter of fiscal 2025 resulting in the recognition of a $118 million right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets.

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

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. On November 27, 2023, the court held a scheduling conference and thereafter entered a scheduling order setting various discovery and expert deadlines. The trial date is set for March 9, 2026. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. The trial is now scheduled to begin February 10, 2025.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about UNFI’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. The Company intends to vigorously defend this matter.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of November 2, 2024, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended August 3, 2024 (the “Annual Report”), as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

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

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 53 distribution centers and warehouses representing approximately 31 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

We have introduced and are executing against a new strategy and three-year financial objectives that seek to add value to our customers and suppliers through our portfolio of products, services, programs and insights while improving our efficiency and cash flow. To accomplish the latter, we are focused on controllable variables in four key areas: intensifying and expanding our network optimization; reducing annual capital spending; optimizing our cost structure; and reducing our net working capital position.

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

Wholesale Distribution Network Optimization

We are working to optimize our distribution center network to better and more efficiently service customers and suppliers. In the first quarter of fiscal 2025, we consolidated the volume of two distribution centers into other facilities in the Central region. Subsequent to the first quarter of fiscal 2025, we announced the closure of a third distribution center in the Central region. We expect to achieve cost savings as a result of these efforts through eliminating inefficiencies, including incurring lower operating and shrink expenses. These actions are also expected to improve the product assortment and overall customer experience.

In the first quarter of fiscal 2025, we began operating a new distribution center in Manchester, Pennsylvania, which has approximately 1.3 million square feet, optimizes volume from other nearby distribution centers in the East region and primarily distributes natural products. This distribution center is expected to be automated later in fiscal 2025. Also in the first quarter of fiscal 2025, we began the development of a new distribution center in Sarasota, Florida, which has approximately 1.0 million square feet. We recognized a $118 million right-of-use asset and operating lease liability for this distribution center in the first quarter of fiscal 2025.

We plan to continue to evaluate our distribution center network to further optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize future costs and obtain new business to further improve the efficiency of our distribution network.

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

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the first quarter of fiscal 2025. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately one percent in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, inflation generally has the effect of increasing sales. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Our pricing to our customers is determined at the time of sale primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold and vendor promotions are constant. In the first quarter of fiscal 2025, we experienced fewer and less significant vendor product cost increases as compared to the first quarter of fiscal 2024. These decreases negatively impacted our gross profit rate when comparing the first quarter of fiscal 2025 to the first quarter of fiscal 2024.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023	Change
Net sales	$7,871	$7,552	$319
Cost of sales	6,833	6,522	311
Gross profit	1,038	1,030	8
Operating expenses	1,015	1,023	(8)
Restructuring, acquisition and integration related expenses	12	4	8
Loss on sale of assets and other asset charges	6	19	(13)
Operating income (loss)	5	(16)	21
Net periodic benefit income, excluding service cost	(5)	(3)	(2)
Interest expense, net	36	35	1
Other income, net	(2)	—	(2)
Loss before income taxes	(24)	(48)	24
Benefit for income taxes	(4)	(9)	5
Net loss including noncontrolling interests	(20)	(39)	19
Less net income attributable to noncontrolling interests	(1)	—	(1)
Net loss attributable to United Natural Foods, Inc.	$(21)	$(39)	$18

Adjusted EBITDA	$134	$117	$17

The following table reconciles Net loss including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
Net loss including noncontrolling interests	$(20)	$(39)
Adjustments to net loss including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	—
Net periodic benefit income, excluding service cost	(5)	(3)
Interest expense, net	36	35
Other income, net	(2)	—
Benefit for income taxes	(4)	(9)
Depreciation and amortization	80	78
Share-based compensation	7	6
LIFO charge	7	7
Restructuring, acquisition and integration related expenses	12	4
Loss on sale of assets and other asset charges (1)	6	19
Business transformation costs (2)	18	15
Other adjustments (3)	—	4
Adjusted EBITDA	$134	$117
(1)The first quarter of fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)The first quarter of fiscal 2024 primarily reflects third-party professional service fees related to shareholder negotiations.

RESULTS OF OPERATIONS

Net Sales

Our Net sales by customer channel was as follows (in millions except percentages):

	13-Week Period Ended		Increase (Decrease)
Customer Channel(1)	November 2, 2024	October 28, 2023	$	%
Chains	$3,294	$3,184	$110	3.5%
Independent retailers	1,853	1,899	(46)	(2.4)%
Supernatural	1,835	1,612	223	13.8%
Retail	586	606	(20)	(3.3)%
Other	666	646	20	3.1%
Eliminations	(363)	(395)	32	(8.1)%
Total net sales	$7,871	$7,552	$319	4.2%
(1)Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our channel definitions and additional information.

Our Net sales for the first quarter of fiscal 2025 increased approximately 4.2% from the first quarter of fiscal 2024. The increase in Net sales was primarily driven by an increase in unit volumes, including new business with existing and new customers, as well as inflation.

Retail Net sales decreased primarily due to a 1.4% decrease in identical store sales from lower volume, and store closures.

Cost of Sales and Gross Profit

Our Gross profit increased $8 million, or 0.8%, to $1,038 million for the first quarter of fiscal 2025, from $1,030 million for the first quarter of fiscal 2024. Our Gross profit as a percentage of Net sales decreased to 13.2% for the first quarter of fiscal 2025 compared to 13.6% for the first quarter of fiscal 2024. The LIFO charge was $7 million in each of the first quarters of fiscal 2025 and 2024. Excluding the non-cash LIFO charge, gross profit rate was 13.3% of Net sales and 13.7% of Net sales for the first quarter of fiscal 2025 and 2024, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense.

Operating Expenses

Operating expenses decreased $8 million, or 0.8%, to $1,015 million, or 12.9% of Net sales, for the first quarter of fiscal 2025 compared to $1,023 million, or 13.5% of Net sales, for the first quarter of fiscal 2024. The decrease in Operating expenses as a percentage of Net sales was primarily driven by benefits from cost saving initiatives and the leveraging impact of higher sales.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $12 million for the first quarter of fiscal 2025, compared to $4 million for the first quarter of fiscal 2024. The increase was primarily driven by higher costs associated with certain employee severance and other employee separation costs in the first quarter of fiscal 2025.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges decreased $13 million to $6 million for the first quarter of fiscal 2025, from $19 million for the first quarter of fiscal 2024. The first quarter of fiscal 2024 primarily included a $21 million asset impairment charge related to one of our corporate-owned office locations, while there were no asset impairment charges in the first quarter of fiscal 2025.

Operating Income (Loss)

Reflecting the factors described above, Operating income increased $21 million to $5 million for the first quarter of fiscal 2025, compared to Operating loss of $16 million for the first quarter of fiscal 2024. The increase in Operating income was primarily driven by a decrease in Loss on sale of asset and other asset charges and Operating expenses and an increase in Gross profit, partially offset by an increase in Restructuring, acquisition and integration related expenses in the first quarter of fiscal 2025, each as described above.

Interest Expense, Net

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023
Interest expense on long-term debt, net of capitalized interest	$35	$33
Interest expense on finance lease obligations	—	1
Amortization of financing costs and discounts	2	2
Interest income	(1)	(1)
Interest expense, net	$36	$35

The increase in interest expense, net, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily driven by higher average interest rates.

Benefit for Income Taxes

The effective tax rate for the first quarter of fiscal 2025 was a benefit rate of 16.7% on pre-tax loss compared to a benefit rate of 18.8% on pre-tax loss for the first quarter of fiscal 2024. The change from the first quarter of fiscal 2024 is primarily driven by an increase in state net operating loss valuation allowances for the first quarter of fiscal 2025.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $21 million, or $0.35 per diluted common share, for the first quarter of fiscal 2025, compared to Net loss attributable to United Natural Foods, Inc. of $39 million, or $0.67 per diluted common share, for the first quarter of fiscal 2024.

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

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023	Change
Net sales:
Wholesale	$7,590	$7,281	$309
Retail	586	606	(20)
Other	58	60	(2)
Eliminations	(363)	(395)	32
Total Net sales	$7,871	$7,552	$319
Adjusted EBITDA:
Wholesale	$131	$117	$14
Retail	—	(1)	1
Other	1	3	(2)
Eliminations	2	(2)	4
Total Adjusted EBITDA	$134	$117	$17

Net Sales

Wholesale’s Net sales increased in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 primarily due to an increase in unit volumes, including new business with existing and new customers, as well as inflation, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 primarily due to a 1.4% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Wholesale’s Adjusted EBITDA increased 12.0% for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The increase was driven by gross profit growth excluding the LIFO charge and a decrease in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for the first quarter of fiscal 2025 increased $10 million and gross profit rate decreased approximately 36 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense. Wholesale’s Operating expense decreased $4 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 48 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales. Wholesale’s depreciation and amortization expense increased $3 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.

Retail’s Adjusted EBITDA increased $1 million for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The increase was driven primarily by lower operating expenses from operating efficiencies, which were largely offset by a decline in gross profit primarily due to lower sales volume. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments. Retail’s depreciation and amortization expense increased $1 million compared to the first quarter of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of November 2, 2024 was $1,174 million and consisted of the following:
◦$1,137 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which decreased $98 million from $1,235 million as of August 3, 2024, primarily due to increased cash utilized to fund seasonal working capital increases; and
◦$37 million of cash and cash equivalents, which decreased $3 million from $40 million as of August 3, 2024.
•Total debt increased $162 million to $2,247 million as of November 2, 2024 from $2,085 million as of August 3, 2024, primarily related to additional net borrowings under the ABL Credit Facility to fund seasonal working capital increases and payments for capital expenditures.
•Working capital increased $176 million to $1,213 million as of November 2, 2024 from $1,037 million as of August 3, 2024, primarily due to seasonal increases in inventory and accounts receivable levels, partially offset by an increase in accounts payable related to inventories.

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

We currently do not pay a dividend on our common stock. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our senior secured first lien term loan (the “Term Loan Facility”), ABL Credit Facility and our $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). Subject to certain limitations contained in our debt agreements and as market conditions warrant, we may from time to time refinance indebtedness that we have incurred, including through the incurrence or repayment of loans under existing or new credit facilities or the issuance or repayment of debt securities. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to be used to make additional Term Loan Facility payments or to be reinvested in the business.

Long-Term Debt

During the first quarter of fiscal 2025, we borrowed a net $163 million under the ABL Credit Facility. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our term loan agreement dated as of October 22, 2018, (as amended, the “Term Loan Agreement”) and Senior Notes do not include any financial maintenance covenants. Our revolving credit agreement dated as of June 3, 2022, (as amended, the “ABL Loan Agreement”) subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time, and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2025 that may be required in fiscal 2026 is not reasonably estimable as of November 2, 2024.

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

As of November 2, 2024, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.475% to 4.130%, with maturities between October 2025 and June 2028. The fair values of these interest rate derivatives represent a total net asset of $4 million as of November 2, 2024, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of November 2, 2024, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for the first quarter of fiscal 2025 were $49 million compared to $74 million for the first quarter of fiscal 2024, a decrease of $25 million. Our capital spending for the first quarter of fiscal 2025 and 2024 principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $4 million for the first quarter of fiscal 2025 compared to $9 million for the first quarter of fiscal 2024.

Fiscal 2025 capital and cloud implementation spending is expected to be approximately $300 million and include projects that automate, optimize and expand our distribution network, as well as our technology platform investments. The components of capital and cloud implementation expenditures for fiscal 2025 will be primarily dependent on the nature of certain contracts to be executed. We expect to finance fiscal 2025 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in millions)	November 2, 2024	October 28, 2023	Change
Net cash used in operating activities	$(110)	$(254)	$144
Net cash used in investing activities	(47)	(72)	25
Net cash provided by financing activities	154	326	(172)
Net decrease in cash and cash equivalents	(3)	—	(3)
Cash and cash equivalents, at beginning of period	40	37	3
Cash and cash equivalents, at end of period	$37	$37	$—

The decrease in net cash used in operating activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to lower levels of cash utilized in net working capital, including lower inventory levels compared to the first quarter of fiscal 2024. This decrease was partially offset by payments related to accrued incentive compensation in the first quarter of fiscal 2025.

The decrease in net cash used in investing activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to lower payments for capital expenditures in the first quarter of fiscal 2025.

The decrease in net cash provided by financing activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to a decrease in net proceeds from borrowings under the ABL Credit Facility resulting from decreases in net cash used in operating activities and decreases in net cash used in investing activities, as described above.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Except as otherwise disclosed in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements and Note 8—Long-Term Debt, there have been no material changes in our contractual obligations since the end of fiscal 2024. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

Pension and Other Postretirement Benefit Obligations

In fiscal 2025, no minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions are expected to be made to other defined benefit pension plans and postretirement benefit plans in fiscal 2025. We fund our tax-qualified defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans and recognized expense of $47 million in fiscal 2024. In fiscal 2025, we expect to contribute approximately $51 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in the first quarter of fiscal 2025. As of November 2, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law including wage and hour, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, product liability, real estate and antitrust. Other than as set forth in Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. We did not repurchase any shares of our common stock in the first quarter of fiscal 2025. As of November 2, 2024, we had $138 million remaining authorized under the 2022 Repurchase Program.

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
10.1**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 26, 2024 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on December 10, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: December 10, 2024