Form 10-Q
period 2025-02-01
UNITED NATURAL FOODS INC
filed 2025-03-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 6, 2025 there were 60,524,148 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	February 1, 2025	August 3, 2024
ASSETS
Cash and cash equivalents	$44	$40
Accounts receivable, net	1,030	953
Inventories, net	2,227	2,179
Prepaid expenses and other current assets	180	230
Total current assets	3,481	3,402
Property and equipment, net	1,790	1,820
Operating lease assets	1,549	1,370
Goodwill	19	19
Intangible assets, net	611	649
Deferred income taxes	85	87
Other long-term assets	196	181
Total assets	$7,731	$7,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,768	$1,688
Accrued expenses and other current liabilities	271	288
Accrued compensation and benefits	190	197
Current portion of operating lease liabilities	156	181
Current portion of long-term debt and finance lease liabilities	9	11
Total current liabilities	2,394	2,365
Long-term debt	2,068	2,081
Long-term operating lease liabilities	1,473	1,263
Long-term finance lease liabilities	13	12
Pension and other postretirement benefit obligations	15	15
Other long-term liabilities	143	151
Total liabilities	6,106	5,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 63.0 shares issued and 60.5 shares outstanding at February 1, 2025; 62.0 shares issued and 59.5 shares outstanding at August 3, 2024	1	1
Additional paid-in capital	642	635
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(46)	(47)
Retained earnings	1,114	1,138
Total United Natural Foods, Inc. stockholders’ equity	1,625	1,641
Noncontrolling interests	—	—
Total stockholders’ equity	1,625	1,641
Total liabilities and stockholders’ equity	$7,731	$7,528

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net sales	$8,158	$7,775	$16,029	$15,327
Cost of sales	7,086	6,740	13,919	13,262
Gross profit	1,072	1,035	2,110	2,065
Operating expenses	1,031	1,010	2,046	2,033
Restructuring, acquisition and integration related expenses	9	4	21	8
Loss on sale of assets and other asset charges	5	5	11	24
Operating income	27	16	32	—
Net periodic benefit income, excluding service cost	(5)	(4)	(10)	(7)
Interest expense, net	38	40	74	75
Other income, net	(1)	(1)	(3)	(1)
Loss before income taxes	(5)	(19)	(29)	(67)
Benefit for income taxes	(3)	(5)	(7)	(14)
Net loss including noncontrolling interests	(2)	(14)	(22)	(53)
Less net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net loss attributable to United Natural Foods, Inc.	$(3)	$(15)	$(24)	$(54)

Basic loss per share	$(0.05)	$(0.25)	$(0.39)	$(0.92)
Diluted loss per share	$(0.05)	$(0.25)	$(0.39)	$(0.92)

Weighted average shares outstanding:
Basic	60.2	59.4	59.9	59.0
Diluted	60.2	59.4	59.9	59.0

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in millions)

	13-Week Period Ended		26-Week Period Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net loss including noncontrolling interests	$(2)	$(14)	$(22)	$(53)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax	—	1	—	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	1	(4)	3	(7)
Foreign currency translation adjustments	(3)	2	(3)	(1)
Recognition of other cash flow derivatives, net of tax	1	(1)	1	—
Total other comprehensive (loss) income	(1)	(2)	1	(7)
Less comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Total comprehensive loss attributable to United Natural Foods, Inc.	$(4)	$(17)	$(23)	$(61)

(1)Amounts are net of tax expense (benefit) of $0 million and $(1) million for the second quarters of fiscal 2025 and 2024, respectively, and $1 million and $(2) million for fiscal 2025 and 2024 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended February 1, 2025 and January 27, 2024
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at November 2, 2024	62.4	$1	2.5	$(86)	$638	$(45)	$1,117	$1,625	$—	$1,625
Restricted stock vestings	0.6	—	—	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	9	—	—	9	—	9
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(3)	(3)	1	(2)
Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625

Balances at October 28, 2023	61.9	$1	2.5	$(86)	$606	$(33)	$1,211	$1,699	$—	$1,699
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(15)	(15)	1	(14)
Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended February 1, 2025 and January 27, 2024
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.0	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	1	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(24)	(24)	2	(22)
Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625

Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	0.9	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(54)	(54)	1	(53)
Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(22)	$(53)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161	152
Share-based compensation	18	16
Gain on sale of assets	(1)	(7)
Long-lived asset impairment charges	1	21
Net pension and other postretirement benefit income	(10)	(7)
LIFO charge	10	13
Provision for losses on receivables	1	2
Non-cash interest expense and other adjustments	3	5
Changes in operating assets and liabilities
Accounts and notes receivable	(78)	(104)
Inventories	(59)	(33)
Prepaid expenses and other assets	155	(198)
Accounts payable	83	(57)
Accrued expenses and other liabilities	(125)	179
Net cash provided by (used in) operating activities	137	(71)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(103)	(141)
Proceeds from dispositions of assets	5	11
Payments for investments	(2)	(12)
Net cash used in investing activities	(100)	(142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,120	1,422
Proceeds from issuance of other loans	—	14
Repayments of borrowings under revolving credit line	(1,133)	(1,180)
Repayments of long-term debt and finance leases	(7)	(37)
Payments of employee restricted stock tax withholdings	(9)	(6)
Payments for debt issuance costs	(1)	—
Distributions to noncontrolling interests	(2)	(2)
Other	—	(1)
Net cash (used in) provided by financing activities	(32)	210
EFFECT OF EXCHANGE RATE ON CASH	(1)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(3)
Cash and cash equivalents, at beginning of period	40	37
Cash and cash equivalents, at end of period	$44	$34
Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$74
Cash refunds for federal, state, and foreign income taxes, net	$(1)	$(13)
Leased assets obtained in exchange for new operating lease liabilities	$283	$298
Leased assets obtained in exchange for new finance lease liabilities	$5	$—
Additions of property and equipment included in Accounts payable	$19	$31

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2025 and 2024 relate to the 13-week fiscal quarters ended February 1, 2025 and January 27, 2024, respectively. References to fiscal 2025 and 2024 year-to-date relate to the 26-week fiscal periods ended February 1, 2025 and January 27, 2024, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of February 1, 2025 and August 3, 2024, the Company had net book overdrafts of $284 million and $243 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $361 million and $351 million as of February 1, 2025 and August 3, 2024, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disclosure on an annual basis of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. In addition, the amendments require disclosures of disaggregated pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company is required to adopt the amendments in this update in fiscal 2026. Early adoption is permitted. The amendments in this update should be applied on a prospective basis but can also be applied retrospectively. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The Company is required to adopt the amendments in this update in fiscal 2028, and the interim disclosure requirements will be effective for the Company in the first quarter of fiscal 2029. Early adoption is permitted. The amendments in this update should be applied on a prospective basis but can also be applied retrospectively. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenues

In the second quarter of fiscal 2025, the Company announced that it is realigning its commercial wholesale organization into two product-centered business divisions to enhance service to its customers and suppliers with commercial teams providing a more customized product and service-centered experience. These two divisions are Conventional Grocery Products and Natural, Organic, Specialty & Fresh Products. Each commercial division will have focused sales teams aligned to the unique product and service needs of its retail customers. The Company updated its presentation of disaggregated revenue to align with how management evaluates its top-line commercial and financial performance. Prior period disaggregation of revenue amounts have been recast to conform with the Company’s current period presentation. The Company continues to effect the changes necessary to complete the divisional realignment.

The Company disaggregates revenue into the following three categories based on product and service offerings:

•Natural, which primarily reflects the wholesale distribution of natural, organic and specialty grocery and non-food products and services and includes the Company’s portfolio of natural owned brands and natural and organic snack food manufacturing business;
•Conventional, which primarily reflects the wholesale distribution of conventional grocery and non-food products and services and includes the Company’s portfolio of conventional owned brands; and
•Retail, which reflects the Company’s grocery and liquor stores operating under the Cub® Foods and Shoppers® banners that sell products directly to consumers.

The following tables detail the Company’s Net sales for the periods presented by the aforementioned categories for each of its segments. The Company does not record its revenues within its Wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	13-Week Period Ended February 1, 2025
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$4,011	$—	$53	$(43)	$4,021
Conventional	3,861	—	—	—	3,861
Retail	—	610	—	—	610
Eliminations	—	—	—	(334)	(334)
Total	$7,872	$610	$53	$(377)	$8,158

	13-Week Period Ended January 27, 2024(2)
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$3,704	$—	$52	$(41)	$3,715
Conventional	3,783	—	—	—	3,783
Retail	—	631	—	—	631
Eliminations	—	—	—	(354)	(354)
Total	$7,487	$631	$52	$(395)	$7,775

	26-Week Period Ended February 1, 2025
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$7,837	$—	$111	$(89)	$7,859
Conventional	7,625	—	—	—	7,625
Retail	—	1,196	—	—	1,196
Eliminations	—	—	—	(651)	(651)
Total	$15,462	$1,196	$111	$(740)	$16,029

	26-Week Period Ended January 27, 2024(2)
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$7,273	$—	$112	$(93)	$7,292
Conventional	7,495	—	—	—	7,495
Retail	—	1,237	—	—	1,237
Eliminations	—	—	—	(697)	(697)
Total	$14,768	$1,237	$112	$(790)	$15,327
(1)Eliminations primarily includes the net sales elimination of Wholesale to Retail sales and the elimination of sales from segments included within Other to Wholesale.
(2)In the second quarter of fiscal 2025, the Company updated its presentation of disaggregated revenue as described above. Prior period disaggregation of revenue amounts in the above tables have been recast to conform with the Company’s current period presentation. There was no impact to the Condensed Consolidated Statements of Operations as a result.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the United States and Canada, and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	February 1, 2025	August 3, 2024
Customer accounts receivable	$999	$936
Allowance for uncollectible receivables	(24)	(21)
Other receivables, net	55	38
Accounts receivable, net	$1,030	$953

Notes receivable, net, included within Prepaid expenses and other current assets	$1	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of February 1, 2025 and August 3, 2024, was approximately $311 million and $322 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $4 million and $5 million for the second quarters of fiscal 2025 and 2024, respectively, and $9 million and $10 million for fiscal 2025 and 2024 year-to-date, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Restructuring and integration costs	$5	$4	$16	$8
Closed property charges and costs, net	4	—	5	—
Total	$9	$4	$21	$8
Restructuring and Integration Costs

Restructuring and integration costs for the second quarters and year-to-date fiscal 2025 and 2024 primarily relate to costs associated with certain employee severance and other employee separation costs.

Restructuring liabilities related to severance and other employee separation costs were $22 million and $16 million as of February 1, 2025 and August 3, 2024, respectively, and are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets. Changes in the liability for severance and other employee separation costs for the 26-week period ended February 1, 2025 included $14 million attributable to restructuring and severance-related charges offset by $8 million attributable to cash settlements from the prior period balance.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of August 3, 2024	$9	(1)	$10	(2)	$19
Change in foreign exchange rates	—		—		—
Goodwill as of February 1, 2025	$9	(1)	$10	(2)	$19
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of August 3, 2024 and February 1, 2025.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of August 3, 2024 and February 1, 2025.

Identifiable intangible assets, net consisted of the following:

	February 1, 2025			August 3, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,006	$442	$564	$1,007	$413	$594
Pharmacy prescription files	33	29	4	33	27	6
Operating lease intangibles	6	5	1	6	5	1
Trademarks and tradenames	84	67	17	88	65	23
Total amortizing intangible assets	1,129	543	586	1,134	510	624
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,154	$543	$611	$1,159	$510	$649
Amortization expense was $18 million for the second quarters of fiscal 2025 and 2024, and $36 million for fiscal 2025 and 2024 year-to-date. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of February 1, 2025 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2025	$35
2026	67
2027	63
2028	61
2029	51
Thereafter	309
$586

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at February 1, 2025
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$4	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long term assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 3, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$5	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of February 1, 2025, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $12 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $13 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	February 1, 2025		August 3, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$13	$8	$14	$8
Long-term debt, including current portion	$2,071	$2,099	$2,085	$2,072

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of February 1, 2025. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of February 1, 2025, which are all pay fixed and receive floating, are as follows:

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
		$750

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive (loss) income (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$38	$40	$74	$75
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive loss into earnings	$2	$5	$6	$10

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at February 1, 2025	Fiscal Maturity Year	February 1, 2025	August 3, 2024
Term Loan Facility (1)	9.06%	2031	$496	$499
ABL Credit Facility (2)	5.67%	2027	1,100	1,113
Senior Notes (3)	6.75%	2029	500	500
Other secured loans	4.43%	2025	—	1
Debt issuance costs, net			(16)	(18)
Original issue discount on debt			(9)	(10)
Long-term debt, including current portion			2,071	2,085
Less: current portion of long-term debt			(3)	(4)
Long-term debt			$2,068	$2,081
(1) Face value before debt issuance costs of $6 million and $6 million, respectively, and an original issue discount on debt of $9 million and $10 million, respectively.
(2) Face value before debt issuance costs of $5 million and $7 million, respectively.
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

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of February 1, 2025 and August 3, 2024, there was $660 million and $686 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

As of February 1, 2025, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

ABL Credit Facility

The revolving credit agreement dated as of June 3, 2022 (as amended, the “ABL Loan Agreement”) provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”) with an aggregate principal amount available of up to $2,730 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,600 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million (the “ABL FILO Loan”). The ABL Credit Facility is scheduled to mature on June 3, 2027.

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

	Range of Facility Rates and Fees (per annum)	February 1, 2025
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

As of February 1, 2025, the borrowing base was $2,545 million, reflecting the advance rates described above and $108 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,545 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	February 1, 2025
Total availability for ABL loans and letters of credit	$2,545
ABL loans outstanding	1,100
Letters of credit outstanding	177
Unused credit	$1,268

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility.

NOTE 9—COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2025 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income (loss) before reclassifications	2	—	(3)	7	6
Amortization of cash flow hedges	(1)	—	—	(4)	(5)
Net current period Other comprehensive income (loss)	1	—	(3)	3	1
Accumulated other comprehensive income (loss) at February 1, 2025	$1	$(22)	$(27)	$2	$(46)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2024 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive loss before reclassifications	—	—	(1)	—	(1)
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	—	—	—	(7)	(7)
Net current period Other comprehensive income (loss)	—	1	(1)	(7)	(7)
Accumulated other comprehensive (loss) income at January 27, 2024	$—	$(20)	$(22)	$7	$(35)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$—	$1	$—	$1	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	—	—	Benefit for income taxes
Total reclassifications, net of tax	$—	$1	$—	$1

Swap agreements:
Reclassification of cash flow hedges	$(2)	$(5)	$(6)	$(10)	Interest expense, net
Income tax expense	1	2	2	3	Benefit for income taxes
Total reclassifications, net of tax	$(1)	$(3)	$(4)	$(7)

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$—	$(2)	$—	Cost of sales
Income tax expense	1	—	1	—	Benefit for income taxes
Total reclassifications, net of tax	$—	$—	$(1)	$—
(1)     Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost as reflected in         Note 10—Benefit Plans.

As of February 1, 2025, the Company expects to reclassify $5 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Interest cost	$18	$18	$—	$—
Expected return on plan assets	(23)	(23)	—	—
Amortization of prior service cost	—	—	—	1
Net periodic benefit income	$(5)	$(5)	$—	$1

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Interest cost	$36	$37	$—	$—
Expected return on plan assets	(46)	(45)	—	—
Amortization of prior service cost	—	—	—	1
Net periodic benefit income	$(10)	$(8)	$—	$1

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in fiscal 2025. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2025. Contributions for the second quarters and year-to-date fiscal 2025 and 2024 were de minimis.

Multiemployer Pension Plans

The Company contributed $12 million and $13 million in the second quarters of fiscal 2025 and 2024, respectively, and $25 million and $26 million in fiscal 2025 and 2024 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the second quarter of fiscal 2025 was a benefit rate of 60.0% on pre-tax loss compared to a benefit rate of 26.3% on pre-tax loss for the second quarter of fiscal 2024. The change from the second quarter of fiscal 2024 is primarily driven by a reduction in pre-tax loss combined with discrete tax benefits resulting from share award vestings in the second quarter of fiscal 2025. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were state net operating loss valuation allowances and discrete tax benefits resulting from share award vestings for the second quarter of fiscal 2025.

The effective tax rate for fiscal 2025 year-to-date was a benefit rate of 24.1% on pre-tax loss compared to a benefit rate of 20.9% on pre-tax loss for fiscal 2024 year-to-date. The change from fiscal 2024 year-to-date is primarily driven by a reduction in pre-tax loss for fiscal 2025 year-to-date and a decrease in discrete tax expenses resulting from share award vestings through the second quarter of fiscal 2025. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were state net operating loss valuation allowances and discrete tax benefits resulting from share award vestings for fiscal 2025 year-to-date.

NOTE 12—LOSS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	13-Week Period Ended		26-Week Period Ended
(in millions, except per share data)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Basic weighted average shares outstanding	60.2	59.4	59.9	59.0
Net effect of dilutive stock awards based upon the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	60.2	59.4	59.9	59.0

Basic loss per share(1)	$(0.05)	$(0.25)	$(0.39)	$(0.92)
Diluted loss per share(1)	$(0.05)	$(0.25)	$(0.39)	$(0.92)

Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	1.8	2.2	2.1	2.0
(1)Loss per share amounts are calculated using actual unrounded figures.

NOTE 13—BUSINESS SEGMENTS

The Company has two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Company organizes and operates the Wholesale reportable segment through three U.S. geographic regions: East, Central and West, and Canada Wholesale, which is operated separately from the U.S. Wholesale business. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics, and therefore have been aggregated into a single reportable segment. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to Loss before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net sales:
Wholesale(1)	$7,872	$7,487	$15,462	$14,768
Retail	610	631	1,196	1,237
Other	53	52	111	112
Eliminations	(377)	(395)	(740)	(790)
Total Net sales	$8,158	$7,775	$16,029	$15,327
Adjusted EBITDA:
Wholesale	$136	$118	$267	$235
Retail	6	8	6	7
Other	5	4	6	7
Eliminations	(2)	(2)	—	(4)
Adjustments:
Net income attributable to noncontrolling interests	1	1	2	1
Net periodic benefit income, excluding service cost	5	4	10	7
Interest expense, net	(38)	(40)	(74)	(75)
Other income, net	1	1	3	1
Depreciation and amortization	(81)	(74)	(161)	(152)
Share-based compensation	(11)	(10)	(18)	(16)
LIFO charge	(3)	(6)	(10)	(13)
Restructuring, acquisition and integration related expenses	(9)	(4)	(21)	(8)
Loss on sale of assets and other asset charges	(5)	(5)	(11)	(24)
Business transformation costs	(8)	(14)	(26)	(29)
Other adjustments	(2)	—	(2)	(4)
Loss before income taxes	$(5)	$(19)	$(29)	$(67)
Depreciation and amortization:
Wholesale	$69	$66	$139	$133
Retail	9	8	18	16
Other	3	—	4	3
Total depreciation and amortization	$81	$74	$161	$152
Payments for capital expenditures:
Wholesale	$51	$64	$98	$135
Retail	3	3	5	6
Total capital expenditures	$54	$67	$103	$141
(1)The Company recorded $320 million and $330 million for the second quarters of fiscal 2025 and 2024, respectively, and $621 million and $651 million in fiscal 2025 and 2024 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	February 1, 2025	August 3, 2024
Assets:
Wholesale	$6,764	$6,563
Retail	580	606
Other	439	401
Eliminations	(52)	(42)
Total assets	$7,731	$7,528

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 1, 2025. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of February 1, 2025, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $10 million ($9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of February 1, 2025, the Company has recorded a de minimis total estimated loss in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 1, 2025, the Company had approximately $419 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of February 1, 2025, commitments for future undiscounted minimum lease payments on leases signed but not yet commenced were not material. A lease agreement for a distribution center in Sarasota, Florida commenced in the first quarter of fiscal 2025 resulting in the recognition of a $118 million right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. At the status conference on June 10, 2024, the Company indicated it is open to exploring mediation. The Company believes these claims are without merit and intends to vigorously defend this matter.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company determining that the Company has no liability. Once the Court enters judgment, the relators have twenty-eight days to file post-trial motions or thirty days to appeal.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of February 1, 2025, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

The Company is in the process of realigning its commercial wholesale organization into two product-centered divisions that are expected to enhance service to its customers and suppliers. These two divisions are Conventional Grocery Products and Natural, Organic, Specialty & Fresh Products. Each division will have focused sales teams aligned to the unique product and service needs of its customers and will be supported by dedicated functional experts in merchandising, operations, procurement and supplier services. In addition, capability centers of excellence in areas such as supply chain, professional and digital services, and private brands will work across the divisions to help create customized programs to help customers and suppliers accelerate their growth strategies.

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

Wholesale Distribution Network Optimization

We are working to optimize our distribution center network to better and more efficiently service customers and suppliers. In the first quarter of fiscal 2025, we consolidated the volume of two distribution centers into other facilities in the Central region. In the second quarter of fiscal 2025, we announced the closure of a third distribution center in the Central region, which was completed subsequent to the second quarter of fiscal 2025. We expect to achieve cost savings as a result of these efforts through streamlining operations and delivering efficiencies, including incurring lower operating and shrink expenses, while also improving product assortment and overall customer experience.

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

Retail Operations

We currently operate 75 grocery stores, including 53 Cub Foods stores and 22 Shoppers stores. In addition, we supply another 26 Cub Foods stores operated by our Wholesale customers through franchise and minority equity ownership arrangements. We operate 80 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operate 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools. Cub Foods and Shoppers anticipate continued investment in improving the customer and associate experience through express remodels focused on customer facing elements.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the second quarter of fiscal 2025. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately two percent in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold, mix of units sold and vendor promotions are constant. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation. We continued to experience fewer and less significant vendor product cost increases in the second quarter of fiscal 2025, which negatively impacted our gross profit rate when comparing to the second quarter of fiscal 2024.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	Change	February 1, 2025	January 27, 2024	Change
Net sales	$8,158	$7,775	$383	$16,029	$15,327	$702
Cost of sales	7,086	6,740	346	13,919	13,262	657
Gross profit	1,072	1,035	37	2,110	2,065	45
Operating expenses	1,031	1,010	21	2,046	2,033	13
Restructuring, acquisition and integration related expenses	9	4	5	21	8	13
Loss on sale of assets and other asset charges	5	5	—	11	24	(13)
Operating income	27	16	11	32	—	32
Net periodic benefit income, excluding service cost	(5)	(4)	(1)	(10)	(7)	(3)
Interest expense, net	38	40	(2)	74	75	(1)
Other income, net	(1)	(1)	—	(3)	(1)	(2)
Loss before income taxes	(5)	(19)	14	(29)	(67)	38
Benefit for income taxes	(3)	(5)	2	(7)	(14)	7
Net loss including noncontrolling interests	(2)	(14)	12	(22)	(53)	31
Less net income attributable to noncontrolling interests	(1)	(1)	—	(2)	(1)	(1)
Net loss attributable to United Natural Foods, Inc.	$(3)	$(15)	$12	$(24)	$(54)	$30

Adjusted EBITDA	$145	$128	$17	$279	$245	$34

The following table reconciles Net loss including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net loss including noncontrolling interests	$(2)	$(14)	$(22)	$(53)
Adjustments to net loss including noncontrolling interests:
Less net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net periodic benefit income, excluding service cost	(5)	(4)	(10)	(7)
Interest expense, net	38	40	74	75
Other income, net	(1)	(1)	(3)	(1)
Benefit for income taxes	(3)	(5)	(7)	(14)
Depreciation and amortization	81	74	161	152
Share-based compensation	11	10	18	16
LIFO charge	3	6	10	13
Restructuring, acquisition and integration related expenses	9	4	21	8
Loss on sale of assets and other asset charges (1)	5	5	11	24
Business transformation costs (2)	8	14	26	29
Other adjustments (3)	2	—	2	4
Adjusted EBITDA	$145	$128	$279	$245
(1)Fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)Fiscal 2025 primarily reflects certain estimated accrued legal-related costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations. Fiscal 2024 primarily reflects third-party professional service fees related to shareholder negotiations, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Net Sales

In the second quarter of fiscal 2025, we announced that we are realigning our commercial wholesale organization as discussed in Executive Overview - Business Overview section above. We updated our presentation of disaggregated revenue to align with how management evaluates our top-line commercial and financial performance. Prior period disaggregation of revenue amounts have been recast to conform with our current period presentation. The following table sets forth Net sales by category for the periods indicated. Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our category definitions and additional information.

	13-Week Period Ended		Increase (Decrease)		26-Week Period Ended		Increase (Decrease)
(in millions, except percentages)	February 1, 2025	January 27, 2024	$	%	February 1, 2025	January 27, 2024	$	%
Natural	$4,021	$3,715	$306	8.2%	$7,859	$7,292	$567	7.8%
Conventional	3,861	3,783	78	2.1%	7,625	7,495	130	1.7%
Retail	610	631	(21)	(3.3)%	1,196	1,237	(41)	(3.3)%
Eliminations	(334)	(354)	20	(5.6)%	(651)	(697)	46	(6.6)%
Total net sales	$8,158	$7,775	$383	4.9%	$16,029	$15,327	$702	4.6%

Second Quarter

Our Net sales for the second quarter of fiscal 2025 increased approximately 4.9% from the second quarter of fiscal 2024. The increase in Net sales was primarily driven by an increase in Natural unit volumes, including new business with existing and new customers, as well as inflation.

Retail Net sales decreased primarily due to a 0.4% decrease in identical store sales from lower volume, and store closures.

Year-to-Date

Our Net sales for fiscal 2025 year-to-date increased approximately 4.6% from fiscal 2024 year-to-date. The increase in Net sales was primarily driven by an increase in Natural unit volumes, including new business with existing and new customers, as well as inflation.

Retail Net sales decreased primarily due to a 0.9% decrease in identical store sales from lower volume, and store closures.

Cost of Sales and Gross Profit

Our Gross profit increased $37 million, or 3.6%, to $1,072 million for the second quarter of fiscal 2025, from $1,035 million for the second quarter of fiscal 2024. Our Gross profit as a percentage of Net sales decreased to 13.1% for the second quarter of fiscal 2025 compared to 13.3% for the second quarter of fiscal 2024. The LIFO charge was $3 million and $6 million in the second quarters of fiscal 2025 and 2024, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.2% of Net sales and 13.4% of Net sales for the second quarter of fiscal 2025 and 2024, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs, the benefit of lower shrink expense and a higher retail gross margin rate.

Our Gross profit increased $45 million, or 2.2%, to $2,110 million for fiscal 2025 year-to-date, from $2,065 million for fiscal 2024 year-to-date. Our Gross profit as a percentage of Net sales decreased to 13.2% for fiscal 2025 year-to-date compared to 13.5% for fiscal 2024 year-to-date. The LIFO charge was $10 million and $13 million for fiscal 2025 and 2024 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.2% of Net sales and 13.6% of Net sales for fiscal 2025 and 2024 year-to-date, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense.

Operating Expenses

Operating expenses increased $21 million, or 2.1%, to $1,031 million, or 12.6% of Net sales, for the second quarter of fiscal 2025 compared to $1,010 million, or 13.0% of Net sales, for the second quarter of fiscal 2024. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the leveraging impact of higher sales and the benefits from cost saving initiatives.

Operating expenses increased $13 million, or 0.6%, to $2,046 million, or 12.8% of Net sales, for fiscal 2025 year-to-date compared to $2,033 million, or 13.3% of Net sales, for fiscal 2024 year-to-date. The decrease in Operating expenses as a percentage of Net sales was primarily driven by benefits from cost saving initiatives and the leveraging impact of higher sales.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses increased $5 million to $9 million for the second quarter of fiscal 2025, compared to $4 million for the second quarter of fiscal 2024. The increase was primarily driven by higher costs associated with certain employee severance and other employee separation costs in the second quarter of fiscal 2025.

Restructuring, acquisition and integration related expenses increased $13 million to $21 million for fiscal 2025 year-to-date, compared to $8 million for fiscal 2024 year-to-date. The increase was primarily driven by higher costs associated with certain employee severance and other employee separation costs in fiscal 2025 year-to-date.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges was $5 million for the second quarters of fiscal 2025 and 2024. The second quarters of fiscal 2025 and 2024 primarily included losses on the sales of receivables under the accounts receivable monetization program.

Loss on sale of assets and other asset charges decreased $13 million to $11 million for fiscal 2025 year-to-date, from $24 million for fiscal 2024 year-to-date. Fiscal 2024 year-to-date primarily included a $21 million asset impairment charge related to one of our corporate-owned office locations. Fiscal 2025 and 2024 year-to-date included losses on the sales of receivables under the accounts receivable monetization program.

Operating Income

Reflecting the factors described above, Operating income increased $11 million to $27 million for the second quarter of fiscal 2025, compared to Operating income of $16 million for the second quarter of fiscal 2024. The increase in Operating income was primarily driven by an increase in Gross profit, partially offset by an increase in Operating expenses and Restructuring, acquisition and integration related expenses in the second quarter of fiscal 2025, each as described above.

Reflecting the factors described above, Operating income increased $32 million to $32 million for fiscal 2025 year-to-date, compared to Operating income of $0 million for fiscal 2024 year-to-date. The increase in Operating income was primarily driven by an increase in Gross profit and a decrease in Loss on sale of asset and other asset charges, partially offset by an increase in Operating expenses and Restructuring, acquisition and integration related expenses in fiscal 2025 year-to-date, each as described above.

Interest Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Interest expense on long-term debt, net of capitalized interest	$36	$37	$71	$70
Interest expense on finance lease obligations	1	—	1	1
Amortization of financing costs and discounts	1	3	3	5
Interest income	—	—	(1)	(1)
Interest expense, net	$38	$40	$74	$75

The decrease in interest expense, net, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily driven by lower outstanding debt balances.

The decrease in interest expense, net, in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily driven by lower outstanding debt balances.

Benefit for Income Taxes

The effective tax rate for the second quarter of fiscal 2025 was a benefit rate of 60.0% on pre-tax loss compared to a benefit rate of 26.3% on pre-tax loss for the second quarter of fiscal 2024. The change from the second quarter of fiscal 2024 is primarily driven by a reduction in pre-tax loss combined with discrete tax benefits resulting from share award vestings in the second quarter of fiscal 2025.

The effective tax rate for fiscal 2025 year-to-date was a benefit rate of 24.1% on pre-tax loss compared to a benefit rate of 20.9% on pre-tax loss for fiscal 2024 year-to-date. The change from fiscal 2024 year-to-date is primarily driven by a reduction in pre-tax loss for fiscal 2025 year-to-date and a decrease in discrete tax expenses resulting from share award vestings through the second quarter of fiscal 2025.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $3 million, or $0.05 per diluted common share, for the second quarter of fiscal 2025, compared to Net loss attributable to United Natural Foods, Inc. of $15 million, or $0.25 per diluted common share, for the second quarter of fiscal 2024.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $24 million, or $0.39 per diluted common share, for fiscal 2025 year-to-date, compared to Net loss attributable to United Natural Foods, Inc. of $54 million, or $0.92 per diluted common share, for fiscal 2024 year-to-date.

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

	13-Week Period Ended			26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	Change	February 1, 2025	January 27, 2024	Change
Net sales:
Wholesale	$7,872	$7,487	$385	$15,462	$14,768	$694
Retail	610	631	(21)	1,196	1,237	(41)
Other	53	52	1	111	112	(1)
Eliminations	(377)	(395)	18	(740)	(790)	50
Total Net sales	$8,158	$7,775	$383	$16,029	$15,327	$702
Adjusted EBITDA:
Wholesale	$136	$118	$18	$267	$235	$32
Retail	6	8	(2)	6	7	(1)
Other	5	4	1	6	7	(1)
Eliminations	(2)	(2)	—	—	(4)	4
Total Adjusted EBITDA	$145	$128	$17	$279	$245	$34

Net Sales

Second Quarter

Wholesale’s Net sales increased in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 primarily due to a 3% increase in unit volumes, including new business with existing and new customers, as well as inflation, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 primarily due to a 0.4% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Wholesale’s Net sales increased for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date primarily due to an increase in unit volumes, including new business with existing and new customers, as well as inflation, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date primarily due to a 0.9% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Second Quarter

Wholesale’s Adjusted EBITDA increased $18 million, or 15.3%, for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. The increase was driven by gross profit growth excluding the LIFO charge, partially offset by an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for the second quarter of fiscal 2025 increased $36 million and gross profit rate decreased approximately 11 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense. Wholesale’s Operating expense increased $18 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 28 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales.

Retail’s Adjusted EBITDA decreased $2 million, or 25.0%, for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. The decrease was driven primarily by a decline in gross profit primarily due to lower sales volume, which was partially offset by the benefit of lower shrink expense which favorably impacted margin rate. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

Year-to-Date

Wholesale’s Adjusted EBITDA increased $32 million, or 13.6%, for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date. The increase was driven by gross profit growth excluding the LIFO charge, partially offset by an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for fiscal 2025 year-to-date increased $46 million and gross profit rate increased approximately 24 basis points driven primarily by supplier programs and the benefit of lower shrink expense, which were partially offset by lower product margin rates and customer and product mix. Wholesale’s Operating expense increased $14 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 38 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales.

Retail’s Adjusted EBITDA decreased $1 million, or 14.3%, for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date. The decrease was driven primarily by a decline in gross profit primarily due to lower sales volume, which was largely offset by lower operating expenses from operating efficiencies. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of February 1, 2025 was $1,312 million and consisted of the following:
◦$1,268 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which increased $33 million from $1,235 million as of August 3, 2024, primarily due to an increase in the borrowing base and a reduction of net borrowings under the ABL Credit Facility; and
◦$44 million of cash and cash equivalents, which increased $4 million from $40 million as of August 3, 2024.
•Total debt decreased $14 million to $2,071 million as of February 1, 2025 from $2,085 million as of August 3, 2024, primarily related to a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures.
•Working capital increased $50 million to $1,087 million as of February 1, 2025 from $1,037 million as of August 3, 2024, primarily due to increases in accounts receivable and inventory levels, partially offset by an increase in accounts payable related to inventories.

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

Primary uses of cash include debt service, capital expenditures, working capital maintenance depending on seasonality and other fluctuations, investments in cloud technologies and income tax payments. We typically finance working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories.

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

Long-Term Debt

During fiscal 2025 year-to-date, we reduced borrowings by a net $13 million under the ABL Credit Facility. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) and our Senior Notes do not include any financial maintenance covenants. Our revolving credit agreement dated as of June 3, 2022 (as amended, the “ABL Loan Agreement”) subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time, and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2025 that may be required in fiscal 2026 is not reasonably estimable as of February 1, 2025.

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

As of February 1, 2025, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.475% to 4.130%, with maturities between October 2025 and June 2028. The fair values of these interest rate derivatives represent a total net asset of $5 million as of February 1, 2025, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of February 1, 2025, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2025 year-to-date were $103 million compared to $141 million for fiscal 2024 year-to-date, a decrease of $38 million. Our capital spending for fiscal 2025 and 2024 year-to-date principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $5 million for fiscal 2025 year-to-date compared to $17 million for fiscal 2024 year-to-date.

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

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in millions)	February 1, 2025	January 27, 2024	Change
Net cash provided by (used in) operating activities	$137	$(71)	$208
Net cash used in investing activities	(100)	(142)	42
Net cash (used in) provided by financing activities	(32)	210	(242)
Effect of exchange rate on cash	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	4	(3)	7
Cash and cash equivalents, at beginning of period	40	37	3
Cash and cash equivalents, at end of period	$44	$34	$10

The increase in net cash provided by operating activities in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily due to lower levels of cash utilized in net working capital.

The decrease in net cash used in investing activities in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily due to lower payments for capital expenditures in fiscal 2025 year-to-date.

The increase in net cash used in financing activities in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily due to an increase in net repayments of borrowings under the ABL Credit Facility resulting from the increase in net cash provided by operating activities and the decrease in net cash used in investing activities, as described above.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in fiscal 2025 year-to-date. As of February 1, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. We did not repurchase any shares of our common stock in the second quarter of fiscal 2025. As of February 1, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Item 5. Other Information

On December 19, 2024, Danielle Benedict, our Chief Human Resources Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides for the potential sale, on the dates and at the prices set forth in the plan, of up to 11,655 shares of common stock. The plan terminates upon the earlier of December 5, 2025 or the date all trades pursuant to such sales plan are executed.

Effective in January 2025, Mark Bushway was appointed the Company’s President of Natural, Organic, Specialty and Fresh Products and UNFI Chief Supply Chain Officer, a Section 16 officer role. On October 18, 2024, prior to his appointment as a Section 16 officer, Mr. Bushway entered into a 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, that provided for the sale, on the dates and at the prices set forth in the plan, of up to 35,000 shares of common stock. The plan terminated on February 12, 2025, the date all trades pursuant to such plan were executed.

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

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended April 29, 2023).
10.1**	Fourth Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed on November 6, 2024).
10.2* **	Form of RSU Award Agreement (for grants made on or after December 19, 2024) pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan.
10.3* **	Form of PSU Award Agreement (for grants made on or after December 19, 2024) pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan.
10.4* **	Form of RSU Award Agreement (CEO) (for grants made on or after December 19, 2024) pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan.
10.5* **	Form of PSU Award Agreement (CEO) (for grants made on or after December 19, 2024) pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on March 11, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: March 11, 2025