Form 10-Q
period 2025-05-03
UNITED NATURAL FOODS INC
filed 2025-06-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 5, 2025 there were 60,565,534 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	May 3, 2025	August 3, 2024
ASSETS
Cash and cash equivalents	$52	$40
Accounts receivable, net	998	953
Inventories, net	2,191	2,179
Prepaid expenses and other current assets	192	230
Total current assets	3,433	3,402
Property and equipment, net	1,771	1,820
Operating lease assets	1,505	1,370
Goodwill	19	19
Intangible assets, net	593	649
Deferred income taxes	90	87
Other long-term assets	206	181
Total assets	$7,617	$7,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,773	$1,688
Accrued expenses and other current liabilities	279	288
Accrued compensation and benefits	196	197
Current portion of operating lease liabilities	175	181
Current portion of long-term debt and finance lease liabilities	9	11
Total current liabilities	2,432	2,365
Long-term debt	1,959	2,081
Long-term operating lease liabilities	1,427	1,263
Long-term finance lease liabilities	12	12
Pension and other postretirement benefit obligations	15	15
Other long-term liabilities	148	151
Total liabilities	5,993	5,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 63.1 shares issued and 60.6 shares outstanding at May 3, 2025; 62.0 shares issued and 59.5 shares outstanding at August 3, 2024	1	1
Additional paid-in capital	650	635
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(47)	(47)
Retained earnings	1,107	1,138
Total United Natural Foods, Inc. stockholders’ equity	1,625	1,641
Noncontrolling interests	(1)	—
Total stockholders’ equity	1,624	1,641
Total liabilities and stockholders’ equity	$7,617	$7,528

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Net sales	$8,059	$7,498	$24,088	$22,825
Cost of sales	6,977	6,478	20,896	19,740
Gross profit	1,082	1,020	3,192	3,085
Operating expenses	1,025	992	3,071	3,025
Restructuring, acquisition and integration related expenses	14	9	35	17
Loss on sale of assets and other asset charges	28	13	39	37
Operating income	15	6	47	6
Net periodic benefit income, excluding service cost	(5)	(4)	(15)	(11)
Interest expense, net	36	37	110	112
Other income, net	—	(1)	(3)	(2)
Loss before income taxes	(16)	(26)	(45)	(93)
Benefit for income taxes	(9)	(6)	(16)	(20)
Net loss including noncontrolling interests	(7)	(20)	(29)	(73)
Less net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net loss attributable to United Natural Foods, Inc.	$(7)	$(21)	$(31)	$(75)

Basic loss per share	$(0.12)	$(0.34)	$(0.51)	$(1.26)
Diluted loss per share	$(0.12)	$(0.34)	$(0.51)	$(1.26)

Weighted average shares outstanding:
Basic	60.5	59.4	60.1	59.2
Diluted	60.5	59.4	60.1	59.2

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in millions)

	13-Week Period Ended		39-Week Period Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Net loss including noncontrolling interests	$(7)	$(20)	$(29)	$(73)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax	1	—	1	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	(4)	3	(1)	(4)
Foreign currency translation adjustments	4	(1)	1	(2)
Recognition of other cash flow derivatives, net of tax	(2)	—	(1)	—
Total other comprehensive (loss) income	(1)	2	—	(5)
Less comprehensive income attributable to noncontrolling interests	—	(1)	(2)	(2)
Total comprehensive loss attributable to United Natural Foods, Inc.	$(8)	$(19)	$(31)	$(80)

(1)Amounts are net of tax (benefit) expense of $(1) million and $1 million for the third quarters of fiscal 2025 and 2024, respectively, and $0 million and $(1) million for fiscal 2025 and 2024 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended May 3, 2025 and April 27, 2024
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625
Restricted stock vestings	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(7)	(7)	—	(7)
Balances at May 3, 2025	63.1	$1	2.5	$(86)	$650	$(47)	$1,107	$1,625	$(1)	$1,624

Balances at January 27, 2024	61.9	$1	2.5	$(86)	$616	$(35)	$1,196	$1,692	$—	$1,692
Restricted stock vestings	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(21)	(21)	1	(20)
Balances at April 27, 2024	62.0	$1	2.5	$(86)	$624	$(33)	$1,175	$1,681	$—	$1,681

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended May 3, 2025 and April 27, 2024
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.1	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	24	—	—	24	—	24
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Net (loss) income	—	—	—	—	—	—	(31)	(31)	2	(29)
Balances at May 3, 2025	63.1	$1	2.5	$(86)	$650	$(47)	$1,107	$1,625	$(1)	$1,624

Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	1.0	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	—	—	27	—	—	27	—	27
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	—	(5)
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Net (loss) income	—	—	—	—	—	—	(75)	(75)	2	(73)
Balances at April 27, 2024	62.0	$1	2.5	$(86)	$624	$(33)	$1,175	$1,681	$—	$1,681

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(29)	$(73)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242	228
Share-based compensation	28	27
Gain on sale of assets	(1)	(7)
Long-lived asset impairment charges	24	28
Net pension and other postretirement benefit income	(15)	(11)
Deferred income tax benefit	(3)	—
LIFO charge	5	19
Provision for losses on receivables	1	3
Non-cash interest expense and other adjustments	4	5
Changes in operating assets and liabilities
Accounts and notes receivable	(44)	(85)
Inventories	(16)	39
Prepaid expenses and other assets	186	(193)
Accounts payable	86	(101)
Accrued expenses and other liabilities	(158)	175
Net cash provided by operating activities	310	54
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(157)	(217)
Proceeds from dispositions of assets	6	14
Payments for investments	(2)	(23)
Net cash used in investing activities	(153)	(226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	2,276	1,957
Proceeds from issuance of other loans	—	15
Repayments of borrowings under revolving credit line	(2,397)	(1,743)
Repayments of long-term debt and finance leases	(11)	(41)
Payments of employee restricted stock tax withholdings	(9)	(6)
Payments for debt issuance costs	(1)	—
Distributions to noncontrolling interests	(3)	(4)
Repayments of other loans	—	(2)
Other	—	(2)
Net cash (used in) provided by financing activities	(145)	174
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	12	2
Cash and cash equivalents, at beginning of period	40	37
Cash and cash equivalents, at end of period	$52	$39
Supplemental disclosures of cash flow information:
Cash paid for interest	$120	$118
Cash payments (refunds) for federal, state, and foreign income taxes, net	$1	$(10)
Leased assets obtained in exchange for new operating lease liabilities	$301	$317
Leased assets obtained in exchange for new finance lease liabilities	$5	$6
Additions of property and equipment included in Accounts payable	$19	$29

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2025 and 2024 relate to the 13-week fiscal quarters ended May 3, 2025 and April 27, 2024, respectively. References to fiscal 2025 and 2024 year-to-date relate to the 39-week fiscal periods ended May 3, 2025 and April 27, 2024, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of May 3, 2025 and August 3, 2024, the Company had net book overdrafts of $249 million and $243 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $356 million and $351 million as of May 3, 2025 and August 3, 2024, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenues

In the second quarter of fiscal 2025, the Company announced that it is realigning its commercial wholesale organization into two product-centered business divisions to enhance service to its customers and suppliers with commercial teams providing a more customized product and service-centered experience. These two divisions, Conventional Grocery Products and Natural, Organic, Specialty & Fresh Products, each have focused sales teams aligned to the unique product and service needs of their retail customers. The Company updated its presentation of disaggregated revenue to align with how management evaluates its top-line commercial and financial performance. Prior period disaggregation of revenue amounts have been recast to conform with the Company’s current period presentation. The Company continues to effect the changes necessary to complete the divisional realignment.

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

	13-Week Period Ended May 3, 2025
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$4,148	$—	$56	$(44)	$4,160
Conventional	3,628	—	—	—	3,628
Retail	—	573	—	—	573
Eliminations	—	—	—	(302)	(302)
Total	$7,776	$573	$56	$(346)	$8,059

	13-Week Period Ended April 27, 2024(2)
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$3,702	$—	$50	$(39)	$3,713
Conventional	3,534	—	—	—	3,534
Retail	—	571	—	—	571
Eliminations	—	—	—	(320)	(320)
Total	$7,236	$571	$50	$(359)	$7,498

	39-Week Period Ended May 3, 2025
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$11,985	$—	$167	$(133)	$12,019
Conventional	11,253	—	—	—	11,253
Retail	—	1,769	—	—	1,769
Eliminations	—	—	—	(953)	(953)
Total	$23,238	$1,769	$167	$(1,086)	$24,088

	39-Week Period Ended April 27, 2024(2)
(in millions)	Wholesale	Retail	Other	Eliminations(1)	Consolidated
Natural	$10,975	$—	$162	$(132)	$11,005
Conventional	11,029	—	—	—	11,029
Retail	—	1,808	—	—	1,808
Eliminations	—	—	—	(1,017)	(1,017)
Total	$22,004	$1,808	$162	$(1,149)	$22,825
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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	May 3, 2025	August 3, 2024
Customer accounts receivable	$981	$936
Allowance for uncollectible receivables	(22)	(21)
Other receivables, net	39	38
Accounts receivable, net	$998	$953

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of May 3, 2025 and August 3, 2024, was approximately $417 million and $322 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million and $6 million for the third quarters of fiscal 2025 and 2024, respectively, and $14 million and $16 million for fiscal 2025 and 2024 year-to-date, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Restructuring and integration costs	$12	$7	$28	$15
Closed property charges and costs, net	2	2	7	2
Total	$14	$9	$35	$17
Restructuring and Integration Costs

Restructuring and integration costs for the third quarter and year-to-date fiscal 2025 primarily relate to costs associated with certain employee severance and other employee separation costs and outsourcing certain corporate functions under restructuring initiatives. Restructuring and integration costs for the third quarter and year-to-date fiscal 2024 primarily relate to costs associated with certain employee severance and other employee separation costs.

Restructuring liabilities related to severance and other employee separation costs were $15 million and $16 million as of May 3, 2025 and August 3, 2024, respectively, and are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets. Changes in the liability for severance and other employee separation costs for the 39-week period ended May 3, 2025 included $19 million attributable to restructuring and severance-related charges offset by $20 million attributable to cash settlements from the prior period balance.

Closed Property Charges and Costs

Closed property charges for the third quarters and year-to-date fiscal 2025 and 2024 primarily relate to non-operating distribution centers as the Company optimizes its distribution center network, and non-operating retail stores.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS, NET

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in millions)	Wholesale		Other		Total
Goodwill as of August 3, 2024	$9	(1)	$10	(2)	$19
Change in foreign exchange rates	—		—		—
Goodwill as of May 3, 2025	$9	(1)	$10	(2)	$19
(1)Wholesale amounts are net of accumulated goodwill impairment charges of $717 million as of August 3, 2024 and May 3, 2025.
(2)Other amounts are net of accumulated goodwill impairment charges of $10 million as of August 3, 2024 and May 3, 2025.

Identifiable intangible assets, net consisted of the following:

	May 3, 2025			August 3, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$457	$550	$1,007	$413	$594
Pharmacy prescription files	33	31	2	33	27	6
Operating lease intangibles	3	3	—	6	5	1
Trademarks and tradenames	85	69	16	88	65	23
Total amortizing intangible assets	1,128	560	568	1,134	510	624
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,153	$560	$593	$1,159	$510	$649
Amortization expense was $17 million for the third quarters of fiscal 2025 and 2024, and $53 million for fiscal 2025 and 2024 year-to-date. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of May 3, 2025 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2025	$18
2026	66
2027	63
2028	61
2029	51
Thereafter	309
$568

NOTE 6—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at May 3, 2025
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$2	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 3, 2024
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$5	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of May 3, 2025, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $11 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $11 million. Refer to Note 7—Derivatives for further information on interest rate swap contracts.

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

	May 3, 2025		August 3, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$13	$8	$14	$8
Long-term debt, including current portion	$1,962	$1,979	$2,085	$2,072

NOTE 7—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of May 3, 2025. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 6—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of May 3, 2025, which are all pay fixed and receive floating, are as follows:

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$36	$37	$110	$112
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive loss into earnings	$1	$5	$7	$15

NOTE 8—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at May 3, 2025	Fiscal Maturity Year	May 3, 2025	August 3, 2024
Term Loan Facility (1)	9.07%	2031	$495	$499
ABL Credit Facility (2)	5.75%	2027	992	1,113
Senior Notes (3)	6.75%	2029	500	500
Other secured loans	—%	2025	—	1
Debt issuance costs, net			(16)	(18)
Original issue discount on debt			(9)	(10)
Long-term debt, including current portion			1,962	2,085
Less: current portion of long-term debt			(3)	(4)
Long-term debt			$1,959	$2,081
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

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of May 3, 2025 and August 3, 2024, there was $651 million and $686 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

As of May 3, 2025, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

Subsequent to the third quarter of fiscal 2025, on May 5, 2025, the Company made a voluntary prepayment of $100 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility. This prepayment will count towards any requirement to prepay the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) generated during fiscal 2025, which would be due in fiscal 2026. In connection with this prepayment, the Company expects to incur a loss on debt extinguishment of $4 million in the fourth quarter of fiscal 2025 related to unamortized debt issuance costs, unamortized original issue discount and the required 1% prepayment premium, which will be recorded within Interest expense, net.

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

	Range of Facility Rates and Fees (per annum)	May 3, 2025
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

As of May 3, 2025, the borrowing base was $2,618 million, reflecting the advance rates described above and $100 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,618 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	May 3, 2025
Total availability for ABL loans and letters of credit	$2,618
ABL loans outstanding	992
Letters of credit outstanding	184
Unused credit	$1,442

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility.

NOTE 9—COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2025 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income before reclassifications	—	—	1	4	5
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	(1)	—	—	(5)	(6)
Net current period Other comprehensive (loss) income	(1)	1	1	(1)	—
Accumulated other comprehensive loss at May 3, 2025	$(1)	$(21)	$(23)	$(2)	$(47)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2024 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive income (loss) before reclassifications	1	—	(2)	7	6
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	(1)	—	—	(11)	(12)
Net current period Other comprehensive income (loss)	—	1	(2)	(4)	(5)
Accumulated other comprehensive (loss) income at April 27, 2024	$—	$(20)	$(23)	$10	$(33)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$1	$1	$1	$2	Net periodic benefit income, excluding service cost
Income tax benefit	—	(1)	—	(1)	Benefit for income taxes
Total reclassifications, net of tax	$1	$—	$1	$1

Swap agreements:
Reclassification of cash flow hedges	$(1)	$(5)	$(7)	$(15)	Interest expense, net
Income tax expense	—	1	2	4	Benefit for income taxes
Total reclassifications, net of tax	$(1)	$(4)	$(5)	$(11)

Other cash flow hedges:
Reclassification of cash flow hedge	$—	$(1)	$(2)	$(1)	Cost of sales
Income tax expense	—	—	1	—	Benefit for income taxes
Total reclassifications, net of tax	$—	$(1)	$(1)	$(1)
(1)     Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost as reflected in         Note 10—Benefit Plans.

As of May 3, 2025, the Company expects to reclassify $2 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 10—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension and other postretirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Interest cost	$17	$18	$—	$—
Expected return on plan assets	(23)	(23)	—	—
Amortization of prior service cost	—	—	1	1
Net periodic benefit (income) cost	$(6)	$(5)	$1	$1

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Interest cost	$53	$55	$—	$—
Expected return on plan assets	(69)	(68)	—	—
Amortization of prior service cost	—	—	1	2
Net periodic benefit (income) cost	$(16)	$(13)	$1	$2

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in fiscal 2025. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2025. Contributions for the third quarters and year-to-date fiscal 2025 and 2024 were de minimis.

Multiemployer Pension Plans

The Company contributed $12 million in the third quarters of fiscal 2025 and 2024, and $37 million and $38 million in fiscal 2025 and 2024 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 11—INCOME TAXES

The effective tax rate for the third quarter of fiscal 2025 was a benefit rate of 56.3% on pre-tax loss compared to a benefit rate of 23.1% on pre-tax loss for the third quarter of fiscal 2024. The change from the third quarter of fiscal 2024 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025 as well as a discrete tax benefit recorded in the third quarter of fiscal 2025 for return to provision tax credits, combined with a reduction in pre-tax loss. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were the impact of a partnership investment entered into in the third quarter of fiscal 2025 and a discrete tax benefit recorded in the third quarter of fiscal 2025 for return to provision tax credits.

The effective tax rate for fiscal 2025 year-to-date was a benefit rate of 35.6% on pre-tax loss compared to a benefit rate of 21.5% on pre-tax loss for fiscal 2024 year-to-date. The change from fiscal 2024 year-to-date is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025 combined with a reduction in pre-tax loss. The primary driver for the variation between the Company’s statutory tax rate and its effective tax rate was the impact of a partnership investment entered into in the third quarter of fiscal 2025.

NOTE 12—LOSS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	13-Week Period Ended		39-Week Period Ended
(in millions, except per share data)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Basic weighted average shares outstanding	60.5	59.4	60.1	59.2
Net effect of dilutive stock awards based upon the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	60.5	59.4	60.1	59.2

Basic loss per share(1)	$(0.12)	$(0.34)	$(0.51)	$(1.26)
Diluted loss per share(1)	$(0.12)	$(0.34)	$(0.51)	$(1.26)

Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	1.6	4.1	2.3	2.1
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

The following table provides information by reportable segment, including Net sales, Adjusted EBITDA, with a reconciliation to Loss before income taxes, depreciation and amortization, and payments for capital expenditures:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Net sales:
Wholesale(1)	$7,776	$7,236	$23,238	$22,004
Retail	573	571	1,769	1,808
Other	56	50	167	162
Eliminations	(346)	(359)	(1,086)	(1,149)
Total Net sales	$8,059	$7,498	$24,088	$22,825
Adjusted EBITDA:
Wholesale	$158	$125	$425	$360
Retail	1	(3)	7	4
Other	(3)	7	3	14
Eliminations	1	1	1	(3)
Adjustments:
Net income attributable to noncontrolling interests	—	1	2	2
Net periodic benefit income, excluding service cost	5	4	15	11
Interest expense, net	(36)	(37)	(110)	(112)
Other income, net	—	1	3	2
Depreciation and amortization	(81)	(76)	(242)	(228)
Share-based compensation	(10)	(10)	(28)	(26)
LIFO (benefit) charge	5	(6)	(5)	(19)
Restructuring, acquisition and integration related expenses	(14)	(9)	(35)	(17)
Loss on sale of assets and other asset charges	(28)	(13)	(39)	(37)
Business transformation costs	(14)	(11)	(40)	(40)
Other adjustments	—	—	(2)	(4)
Loss before income taxes	$(16)	$(26)	$(45)	$(93)
Depreciation and amortization:
Wholesale	$72	$67	$211	$200
Retail	8	9	26	25
Other	1	—	5	3
Total depreciation and amortization	$81	$76	$242	$228
Payments for capital expenditures:
Wholesale	$45	$68	$143	$203
Retail	9	8	14	14
Total capital expenditures	$54	$76	$157	$217
(1)The Company recorded $290 million and $300 million for the third quarters of fiscal 2025 and 2024, respectively, and $911 million and $951 million in fiscal 2025 and 2024 year-to-date, respectively, within Net sales in its Wholesale reportable segment attributable to Wholesale to Retail sales that have been eliminated upon consolidation.

Total assets by reportable segment were as follows:

(in millions)	May 3, 2025	August 3, 2024
Assets:
Wholesale	$6,634	$6,563
Retail	574	606
Other	470	401
Eliminations	(61)	(42)
Total assets	$7,617	$7,528

NOTE 14—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of May 3, 2025. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of May 3, 2025, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $11 million ($9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of May 3, 2025, the Company has recorded a de minimis total estimated loss in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of May 3, 2025, the Company had approximately $356 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

As of May 3, 2025, commitments for future undiscounted minimum lease payments on leases signed but not yet commenced were not material. A lease agreement for a distribution center in Sarasota, Florida commenced in the first quarter of fiscal 2025 resulting in the recognition of a $118 million right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. On June 3, 2025, the Company began the process of mediation. The Company believes these claims are without merit and intends to vigorously defend this matter.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. On November 27, 2023, the court held a scheduling conference and thereafter entered a scheduling order setting various discovery and expert deadlines. The trial date is set for May 18, 2026. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company determining that the Company has no liability. On April 1, 2025, the relators filed a motion asking the Court to alter or amend the judgment to enter judgment for relators on penalties and a new trial on damages. The Company filed its response in opposition to the motion on April 29, 2025.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about UNFI’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company’s response is due June 13, 2025. The Company intends to vigorously defend this matter.

The Company is named in a putative class action lawsuit that was filed on November 3, 2024. The case is captioned NYSM Organics LLC v. United Natural Foods, Inc., and is pending in the Rhode Island Superior Court. In the Amended Complaint, which was filed on December 30, 2024, the plaintiff alleges that the Company took prompt-pay discounts improperly. The Amended Complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and violation of the Massachusetts Consumer Protection Act. In an order dated June 5, 2025, the Court dismissed the Massachusetts Consumer Protection Act claim. The Company’s answer to the Amended Complaint is currently due to be filed on June 16, 2025.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of May 3, 2025, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 15—SUBSEQUENT EVENTS

Subsequent to the third quarter of fiscal 2025, the Company mutually agreed to terminate its supply agreement with a customer in the East region, pursuant to which the Company served as the customer’s primary grocery wholesaler in the Northeast. The supply agreement will terminate on or around September 20, 2025, and the customer’s conventional products business in the Northeast will transition to another wholesaler. In connection with this termination agreement, the Company will make a contract termination payment of $53 million, which is expected to be made in installment payments over a transition period ending in the first quarter of fiscal 2026. The termination charge will be recorded within Restructuring, acquisition and integration related expenses in the fourth quarter of fiscal 2025.

As a result of this expected loss in volume, the Company concluded in the third quarter of fiscal 2025 that it was more likely than not that it would discontinue operations at the Allentown, Pennsylvania distribution center, and recorded a $24 million non-cash asset impairment charge during the third quarter of fiscal 2025. The fair value utilized in the Company’s impairment analysis was determined based on the income approach, and the impairment charge is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

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
•our ability to operate, and rely on third parties to operate, reliable and secure technology systems, and the effectiveness of our business continuity plans in response to an incident impacting our technology systems, such as the unauthorized incident on our technology systems;
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
•our sensitivity to general economic conditions including inflation, tariff policy and changes in disposable income levels and consumer purchasing habits;
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

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller independents, as well. We offer approximately 250,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 52 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into two reportable segments: Wholesale and Retail; and also includes a manufacturing division and a branded product line division.

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

We are nearing finalization of the realignment of our commercial wholesale organization into two product-centered divisions, which is enabling enhanced service to our customers and suppliers. These two divisions, Conventional Grocery Products and Natural, Organic, Specialty & Fresh Products, each have focused sales teams aligned to the unique product and service needs of their customers and are supported by dedicated functional experts in merchandising, operations, procurement and supplier services. In addition, capability centers of excellence in areas such as supply chain, professional and digital services, and private brands work across the divisions to help create customized programs to help customers and suppliers accelerate their growth strategies.

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

Trends and Other Factors Affecting Our Business

Our results are impacted by macroeconomic and demographic trends, changes in the food distribution market structure and changes in consumer behavior, which may result from factors beyond our control, including geopolitical events and other events that may trigger economic volatility and negatively impact discretionary income levels and consumer confidence, social trends, changes in the levels of disposable income and the health of the economy in which our customers and stores operate.

The U.S. economy continues to experience economic volatility, which has had, and we expect may continue to have, an impact on consumer confidence and behavior. Consumer spending may continue to be impacted by levels of discretionary income with consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, inflation continues to affect our business, and fluctuating commodity and labor input costs may continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix. We are actively monitoring the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business.

We are also impacted by changes in food distribution trends affecting our Wholesale customers, such as direct store deliveries and other methods of distribution. Our Wholesale customers manage their businesses independently and operate in a competitive environment.

Wholesale Distribution Network Optimization

We are working to optimize our distribution center network to better and more efficiently service customers and suppliers. In the first quarter of fiscal 2025, we consolidated the volume of two distribution centers into other facilities in the Central region. In the second quarter of fiscal 2025, we announced the closure of a third distribution center in the Central region, which was completed in the third quarter of fiscal 2025. We expect to achieve cost savings as a result of these efforts through streamlining operations and delivering efficiencies, including incurring lower operating and shrink expenses, while also improving product assortment and overall customer experience.

Subsequent to the third quarter of fiscal 2025, we came to a mutual agreement with a customer in the East region to terminate our supply agreement, pursuant to which we served as the primary grocery wholesaler to this customer’s locations in the Northeast. In connection with this termination, we expect to cease operations at our Allentown, Pennsylvania distribution center in early fiscal 2026 and consolidate the remaining volume into other facilities in the Northeast. Business with this customer in the Northeast accounted for approximately $1 billion in annual sales. The termination enables us to accelerate progress toward our longer-term strategic and three-year financial objectives.

In the first quarter of fiscal 2025, we began operating a new distribution center in Manchester, Pennsylvania, which has approximately 1.3 million square feet, optimizes volume from other nearby distribution centers in the East region and primarily distributes natural products. In the third quarter of fiscal 2025, we implemented a full case automation system at the Manchester distribution center and are expanding volume through this new solution. Also in the first quarter of fiscal 2025, we began the development of a new distribution center in Sarasota, Florida, which has approximately 1.0 million square feet. We recognized a $118 million right-of-use asset and operating lease liability for this distribution center in the first quarter of fiscal 2025. We expect to begin operating this facility in the first half of fiscal 2026.

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

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the third quarter of fiscal 2025. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately two percent in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold, mix of units sold and vendor promotions are constant. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation. We continued to experience fewer and less significant vendor product cost increases in the third quarter of fiscal 2025, which negatively impacted our gross profit rate when comparing to the third quarter of fiscal 2024.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure costs, contract exit-related costs, share-based compensation acceleration charges and acquisition and integration related expenses. Integration related expenses include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	Change	May 3, 2025	April 27, 2024	Change
Net sales	$8,059	$7,498	$561	$24,088	$22,825	$1,263
Cost of sales	6,977	6,478	499	20,896	19,740	1,156
Gross profit	1,082	1,020	62	3,192	3,085	107
Operating expenses	1,025	992	33	3,071	3,025	46
Restructuring, acquisition and integration related expenses	14	9	5	35	17	18
Loss on sale of assets and other asset charges	28	13	15	39	37	2
Operating income	15	6	9	47	6	41
Net periodic benefit income, excluding service cost	(5)	(4)	(1)	(15)	(11)	(4)
Interest expense, net	36	37	(1)	110	112	(2)
Other income, net	—	(1)	1	(3)	(2)	(1)
Loss before income taxes	(16)	(26)	10	(45)	(93)	48
Benefit for income taxes	(9)	(6)	(3)	(16)	(20)	4
Net loss including noncontrolling interests	(7)	(20)	13	(29)	(73)	44
Less net income attributable to noncontrolling interests	—	(1)	1	(2)	(2)	—
Net loss attributable to United Natural Foods, Inc.	$(7)	$(21)	$14	$(31)	$(75)	$44

Adjusted EBITDA	$157	$130	$27	$436	$375	$61

The following table reconciles Net loss including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Net loss including noncontrolling interests	$(7)	$(20)	$(29)	$(73)
Adjustments to net loss including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net periodic benefit income, excluding service cost	(5)	(4)	(15)	(11)
Interest expense, net	36	37	110	112
Other income, net	—	(1)	(3)	(2)
Benefit for income taxes	(9)	(6)	(16)	(20)
Depreciation and amortization	81	76	242	228
Share-based compensation	10	10	28	26
LIFO (benefit) charge	(5)	6	5	19
Restructuring, acquisition and integration related expenses	14	9	35	17
Loss on sale of assets and other asset charges (1)	28	13	39	37
Business transformation costs (2)	14	11	40	40
Other adjustments (3)	—	—	2	4
Adjusted EBITDA	$157	$130	$436	$375
(1)Fiscal 2025 primarily includes a $24 million non-cash asset impairment charge related to a distribution center in our East region. Fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations and a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations.
(2)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, and third-party professional service fees related to the board-led financial review and strategic initiatives, all of which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(3)Fiscal 2025 primarily reflects certain estimated accrued legal-related costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations. Fiscal 2024 primarily reflects third-party professional service fees related to shareholder negotiations, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Net Sales

In the second quarter of fiscal 2025, we announced that we are realigning our commercial wholesale organization as discussed in the Executive Overview - Business Overview section above. We updated our presentation of disaggregated revenue to align with how management evaluates our top-line commercial and financial performance. Prior period disaggregation of revenue amounts have been recast to conform with our current period presentation. The following table sets forth Net sales by category for the periods indicated. Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our category definitions and additional information.

	13-Week Period Ended		Increase (Decrease)		39-Week Period Ended		Increase (Decrease)
(in millions, except percentages)	May 3, 2025	April 27, 2024	$	%	May 3, 2025	April 27, 2024	$	%
Natural	$4,160	$3,713	$447	12.0%	$12,019	$11,005	$1,014	9.2%
Conventional	3,628	3,534	94	2.7%	11,253	11,029	224	2.0%
Retail	573	571	2	0.4%	1,769	1,808	(39)	(2.2)%
Eliminations	(302)	(320)	18	(5.6)%	(953)	(1,017)	64	(6.3)%
Total net sales	$8,059	$7,498	$561	7.5%	$24,088	$22,825	$1,263	5.5%

Third Quarter

Our Net sales for the third quarter of fiscal 2025 increased approximately 7.5% from the third quarter of fiscal 2024. The increase in Net sales was primarily driven by an increase in Natural unit volumes, including new business with existing and new customers, as well as inflation.

Retail Net sales increased primarily due to a 1.5% increase in identical store sales and inflation, partially offset by lower volume and store closures.

Year-to-Date

Our Net sales for fiscal 2025 year-to-date increased approximately 5.5% from fiscal 2024 year-to-date. The increase in Net sales was primarily driven by an increase in Natural unit volumes, including new business with existing and new customers, as well as inflation.

Retail Net sales decreased primarily due to a 0.1% decrease in identical store sales from lower volume, and store closures.

Cost of Sales and Gross Profit

Our Gross profit increased $62 million, or 6.1%, to $1,082 million for the third quarter of fiscal 2025, from $1,020 million for the third quarter of fiscal 2024. Our Gross profit as a percentage of Net sales decreased to 13.4% for the third quarter of fiscal 2025 compared to 13.6% for the third quarter of fiscal 2024. The LIFO (benefit) charge was $(5) million and $6 million in the third quarters of fiscal 2025 and 2024, respectively. Excluding the non-cash LIFO (benefit) charge, gross profit rate was 13.4% of Net sales and 13.7% of Net sales for the third quarter of fiscal 2025 and 2024, respectively. The decrease in gross profit rate, excluding the LIFO (benefit) charge, was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense.

Our Gross profit increased $107 million, or 3.5%, to $3,192 million for fiscal 2025 year-to-date, from $3,085 million for fiscal 2024 year-to-date. Our Gross profit as a percentage of Net sales decreased to 13.3% for fiscal 2025 year-to-date compared to 13.5% for fiscal 2024 year-to-date. The LIFO charge was $5 million and $19 million for fiscal 2025 and 2024 year-to-date, respectively. Excluding the non-cash LIFO charge, gross profit rate was 13.3% of Net sales and 13.6% of Net sales for fiscal 2025 and 2024 year-to-date, respectively. The decrease in gross profit rate, excluding the LIFO charge, was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense.

Operating Expenses

Operating expenses increased $33 million, or 3.3%, to $1,025 million, or 12.7% of Net sales, for the third quarter of fiscal 2025 compared to $992 million, or 13.2% of Net sales, for the third quarter of fiscal 2024. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the leveraging impact of higher sales and the benefits from cost saving initiatives.

Operating expenses increased $46 million, or 1.5%, to $3,071 million, or 12.7% of Net sales, for fiscal 2025 year-to-date compared to $3,025 million, or 13.3% of Net sales, for fiscal 2024 year-to-date. The decrease in Operating expenses as a percentage of Net sales was primarily driven by benefits from cost saving initiatives and the leveraging impact of higher sales.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses increased $5 million to $14 million for the third quarter of fiscal 2025, compared to $9 million for the third quarter of fiscal 2024. The increase was primarily driven by increased costs associated with outsourcing certain corporate functions under restructuring initiatives in the third quarter of fiscal 2025.

Restructuring, acquisition and integration related expenses increased $18 million to $35 million for fiscal 2025 year-to-date, compared to $17 million for fiscal 2024 year-to-date. The increase was primarily driven by increased costs associated with outsourcing certain corporate functions under restructuring initiatives, higher closed property charges and costs and an increase in certain employee severance and other employee separation costs in fiscal 2025 year-to-date.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $15 million to $28 million for the third quarter of fiscal 2025, from $13 million for the third quarter of fiscal 2024. The third quarter of fiscal 2025 primarily included a $24 million non-cash asset impairment charge related to the Allentown, Pennsylvania distribution center. The third quarter of fiscal 2024 primarily included a $7 million asset impairment charge related to certain retail store locations. The third quarters of fiscal 2025 and 2024 included losses on the sales of receivables under the accounts receivable monetization program.

Loss on sale of assets and other asset charges increased $2 million to $39 million for fiscal 2025 year-to-date, from $37 million for fiscal 2024 year-to-date. Fiscal 2025 year-to-date primarily included a $24 million non-cash asset impairment charge related to the Allentown, Pennsylvania distribution center. Fiscal 2024 year-to-date primarily included $28 million in asset impairment charges related to one of our corporate-owned office locations and certain retail store locations. Fiscal 2025 and 2024 year-to-date included losses on the sales of receivables under the accounts receivable monetization program.

Operating Income

Reflecting the factors described above, Operating income increased $9 million to $15 million for the third quarter of fiscal 2025, compared to Operating income of $6 million for the third quarter of fiscal 2024. The increase in Operating income was primarily driven by an increase in Gross profit, partially offset by an increase in Operating expenses, Loss on sale of asset and other asset charges and Restructuring, acquisition and integration related expenses in the third quarter of fiscal 2025, each as described above.

Reflecting the factors described above, Operating income increased $41 million to $47 million for fiscal 2025 year-to-date, compared to Operating income of $6 million for fiscal 2024 year-to-date. The increase in Operating income was primarily driven by an increase in Gross profit, partially offset by an increase in Operating expenses, Restructuring, acquisition and integration related expenses and Loss on sale of assets and other asset charges in fiscal 2025 year-to-date, each as described above.

Interest Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Interest expense on long-term debt, net of capitalized interest	$35	$35	$106	$105
Interest expense on finance lease obligations	—	1	1	2
Amortization of financing costs and discounts	2	2	5	7
Interest income	(1)	(1)	(2)	(2)
Interest expense, net	$36	$37	$110	$112

The decrease in interest expense, net, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily driven by lower outstanding debt balances.

The decrease in interest expense, net, in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily driven by lower outstanding debt balances.

Benefit for Income Taxes

The effective tax rate for the third quarter of fiscal 2025 was a benefit rate of 56.3% on pre-tax loss compared to a benefit rate of 23.1% on pre-tax loss for the third quarter of fiscal 2024. The change from the third quarter of fiscal 2024 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025 as well as a discrete tax benefit recorded in the third quarter of fiscal 2025 for return to provision tax credits, combined with a reduction in pre-tax loss.

The effective tax rate for fiscal 2025 year-to-date was a benefit rate of 35.6% on pre-tax loss compared to a benefit rate of 21.5% on pre-tax loss for fiscal 2024 year-to-date. The change from fiscal 2024 year-to-date is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025 combined with a reduction in pre-tax loss.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $7 million, or $0.12 per diluted common share, for the third quarter of fiscal 2025, compared to Net loss attributable to United Natural Foods, Inc. of $21 million, or $0.34 per diluted common share, for the third quarter of fiscal 2024.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $31 million, or $0.51 per diluted common share, for fiscal 2025 year-to-date, compared to Net loss attributable to United Natural Foods, Inc. of $75 million, or $1.26 per diluted common share, for fiscal 2024 year-to-date.

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

	13-Week Period Ended			39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	Change	May 3, 2025	April 27, 2024	Change
Net sales:
Wholesale	$7,776	$7,236	$540	$23,238	$22,004	$1,234
Retail	573	571	2	1,769	1,808	(39)
Other	56	50	6	167	162	5
Eliminations	(346)	(359)	13	(1,086)	(1,149)	63
Total Net sales	$8,059	$7,498	$561	$24,088	$22,825	$1,263
Adjusted EBITDA:
Wholesale	$158	$125	$33	$425	$360	$65
Retail	1	(3)	4	7	4	3
Other	(3)	7	(10)	3	14	(11)
Eliminations	1	1	—	1	(3)	4
Total Adjusted EBITDA	$157	$130	$27	$436	$375	$61

Net Sales

Third Quarter

Wholesale’s Net sales increased in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to a 4% increase in unit volumes, including new business with existing and new customers, as well as inflation, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales increased in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to a 1.5% increase in identical store sales and inflation, partially offset by lower volume and store closures.

Lower eliminations of Net sales in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Wholesale’s Net sales increased for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date primarily due to an increase in unit volumes, including new business with existing and new customers, as well as inflation, as discussed in Results of Operations - Net Sales section above.

Retail’s Net sales decreased for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date primarily due to a 0.1% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date were primarily due to a decrease in Wholesale to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

Third Quarter

Wholesale’s Adjusted EBITDA increased $33 million, or 26.4%, for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The increase was driven by gross profit growth excluding the LIFO (benefit) charge, partially offset by an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO (benefit) charge for the third quarter of fiscal 2025 increased $50 million and gross profit rate decreased approximately 19 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense. Wholesale’s Operating expense increased $17 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 50 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales.

Retail’s Adjusted EBITDA increased $4 million for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The increase was driven primarily by lower operating expenses from operating efficiencies. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

Year-to-Date

Wholesale’s Adjusted EBITDA increased $65 million, or 18.1%, for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date. The increase was driven by gross profit growth excluding the LIFO charge, partially offset by an increase in operating expenses. Wholesale’s Gross profit excluding the LIFO charge for fiscal 2025 year-to-date increased $96 million and gross profit rate decreased approximately 22 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense. Wholesale’s Operating expense increased $31 million, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 13—Business Segments. Wholesale’s operating expense rate decreased 42 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales.

Retail’s Adjusted EBITDA increased $3 million, or 75.0%, for fiscal 2025 year-to-date as compared to fiscal 2024 year-to-date. The increase was driven primarily by lower operating expenses from operating efficiencies, which was largely offset by a decline in gross profit primarily due to lower sales volume and store closures. Retail’s Adjusted EBITDA excludes depreciation and amortization, share-based compensation, LIFO charge and other adjustments as outlined in Note 13—Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of May 3, 2025 was $1,494 million and consisted of the following:
◦$1,442 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which increased $207 million from $1,235 million as of August 3, 2024, primarily due to a reduction of net borrowings under the ABL Credit Facility and an increase in the borrowing base; and
◦$52 million of cash and cash equivalents, which increased $12 million from $40 million as of August 3, 2024.
•Total debt decreased $123 million to $1,962 million as of May 3, 2025 from $2,085 million as of August 3, 2024, primarily related to a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures.
•Working capital decreased $36 million to $1,001 million as of May 3, 2025 from $1,037 million as of August 3, 2024, primarily due to an increase in accounts payable to support higher purchasing levels and a decrease in prepaid expenses and other current assets, partially offset by increases in accounts receivable from higher sales.
•Subsequent to the third quarter of fiscal 2025, on May 5, 2025, we made a voluntary prepayment of $100 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility.
•In connection with the contract termination described in Note 15—Subsequent Events, we expect to pay $53 million in installment payments over a transition period commencing in the fourth quarter of fiscal 2025 and ending in the first quarter of fiscal 2026.

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

Long-Term Debt

During fiscal 2025 year-to-date, we reduced borrowings by a net $121 million under the ABL Credit Facility. Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) and our Senior Notes do not include any financial maintenance covenants. Our revolving credit agreement dated as of June 3, 2022 (as amended, the “ABL Loan Agreement”) subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time, and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2025 that may be required in fiscal 2026 is not reasonably estimable as of May 3, 2025.

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

As of May 3, 2025, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.475% to 4.130%, with maturities between October 2025 and June 2028. The fair values of these interest rate derivatives represent a total net liability of $1 million as of May 3, 2025, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of May 3, 2025, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2025 year-to-date were $157 million compared to $217 million for fiscal 2024 year-to-date, a decrease of $60 million. Our capital spending for fiscal 2025 and 2024 year-to-date principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $6 million for fiscal 2025 year-to-date compared to $28 million for fiscal 2024 year-to-date.

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

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in millions)	May 3, 2025	April 27, 2024	Change
Net cash provided by operating activities	$310	$54	$256
Net cash used in investing activities	(153)	(226)	73
Net cash (used in) provided by financing activities	(145)	174	(319)
Effect of exchange rate on cash	—	—	—
Net increase in cash and cash equivalents	12	2	10
Cash and cash equivalents, at beginning of period	40	37	3
Cash and cash equivalents, at end of period	$52	$39	$13

The increase in net cash provided by operating activities in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily due to lower levels of cash utilized in net working capital.

The decrease in net cash used in investing activities in fiscal 2025 year-to-date compared to fiscal 2024 year-to-date was primarily due to lower payments for capital expenditures and for investments in fiscal 2025 year-to-date.

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

Except as otherwise disclosed in Note 15—Subsequent Events, Note 14—Commitments, Contingencies and Off-Balance Sheet Arrangements and Note 8—Long-Term Debt, there have been no material changes in our contractual obligations since the end of fiscal 2024. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412 of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans and recognized expense of $47 million in fiscal 2024. In fiscal 2025, we expect to contribute approximately $51 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). We did not repurchase any shares of our common stock in fiscal 2025 year-to-date. As of May 3, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. We did not repurchase any shares of our common stock in the third quarter of fiscal 2025. As of May 3, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2025, filed with the SEC on June 10, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: June 10, 2025