Form 10-K
period 2025-08-02
UNITED NATURAL FOODS INC
filed 2025-10-01
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to

Commission File Number: 001-15723
UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0376157 (I.R.S. Employer Identification No.)

15 Park Row West, Suite 302, Providence, RI 02903
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,779 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 31, 2025. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 25, 2025 was 60,652,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 2025 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Our Background

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products, programs and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller retailers. We offer approximately 230,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 52 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

Our Strategic Priorities

We are continually striving to better serve our stakeholders, including our customers, suppliers, associates and communities, and to drive profitable growth and sustainable shareholder value creation. We completed the first fiscal year of the strategy we introduced in October 2024 designed to add value to our customers and suppliers while making the Company more effective and efficient, improving profitability and free cash flow generation and reducing net leverage.

Our strategy is centered on adding value to our customers and suppliers through our expansive assortment of products, programs, insights and services that help them grow and compete. Our strategy is highly focused on actively positioning our Company to add value to a resilient portion of the food retail industry estimated at over $90 billion, which includes many natural, organic, specialty, multi-cultural and differentiated conventional grocery retailers. This refreshed strategy capitalizes on UNFI’s strengths, including our heritage in natural and organic products, our growing, value-added digital and professional services portfolio and our private label Brands+ program.

Simultaneously, we are working to improve free cash flow generation and reduce net leverage by optimizing controllable variables, including through intensified network optimization, reduced capital intensity and optimized cost structure. Our efforts to optimize our distribution network include streamlining our distribution center footprint to create a more responsive and resilient supply chain with a lower level of fixed capital invested. As part of this, we implemented Lean daily management in 28 of our distribution centers in fiscal 2025 to further enhance effectiveness and efficiency, including measuring our success around four key performance metrics – safety, quality, delivery and cost. Additionally, we are prioritizing capital investment needs and reducing the overall level of spending, while continuing to emphasize maintenance and targeted network enablement and technology enhancements. We are also strengthening our working capital management processes as a part of our plan to improve working capital efficiency while driving higher customer satisfaction. Finally, we continue to reduce ongoing operating expenses and better align corporate resources to reflect our updated strategy and customer and supplier-facing work.

In the second quarter of fiscal 2025, we began realigning our commercial wholesale organization into two product-centered business divisions, Conventional Grocery Products (“Conventional”) and Natural, Organic, Specialty & Fresh Products (“Natural”), to enhance service to customers and suppliers through more customized, product- and service-focused commercial teams. Each division has focused sales teams aligned to the unique product and service needs of their customers and are supported by dedicated functional experts in merchandising, operations, procurement and supplier services. In addition, capability centers of excellence in areas such as supply chain, professional and digital services, and private brands work across the divisions to help create customized programs to help customers and suppliers accelerate their growth strategies.

In the fourth quarter of fiscal 2025, we restructured our internal financial reporting and management processes to align with the new divisional structure. As a result, we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, makes decisions about the allocation of resources and assesses segment performance. This new external reporting structure provides insight into each division’s performance in line with how the business is now managed. Prior periods have been recast to conform to the new operating and reportable segments. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and expand our customer base.

Our Commitment to Sustainability

Creating a Better Future for Communities

At UNFI, we are committed to delivering value to our shareholders while also fostering long-term sustainability in every aspect of our business. Now in its fifth year, our sustainability strategy, Better for All, is designed to drive meaningful impact outcomes, while simultaneously supporting business efficiencies and creating shared value for our stakeholders.

In January 2025, we published our 14th annual Impact Report, which offers a summary of our sustainability initiatives and impact during fiscal 2024. The report demonstrates our enhanced focus on our six most pressing impact areas: safety, inclusion and well-being, waste, climate, sourcing and community. The report is available on the Investor Relations section of our website and highlights progress toward our goals, including waste reduction, associate engagement and belonging, food donations and food safety. The contents of our Impact Report are not incorporated by reference into or considered to be part of this Annual Report.

Upstream

Our impact begins with the decisions made by our partners and suppliers, well before products reach our distribution centers. We are investing in programs and partnerships that drive product quality and improve supply chain resilience. In fiscal 2023, we launched the UNFI Climate Action Partnership, encouraging suppliers to set credible climate goals. By the end of fiscal 2024, 69 UNFI suppliers had joined. In fiscal 2025, we hosted UNFI’s first in-person Climate Summit with over 80 attendees, including 34 UNFI Climate Action Partnership suppliers, to discuss the business and environmental value of working collectively to reduce shared Scope 3 emissions. UNFI’s Climate Action Hub, which offers suppliers a variety of tools and resources to innovate and scale climate solutions across the food system, hosted its second webinar series featuring industry leaders and exploring climate action topics. We made significant progress on our goal to promote soil health on one million acres by 2030 through UNFI Foundation grants and impact investments, and better quantifying the impact of procuring certified organic products. We also made progress on our Deforestation Policy, transitioning more than 100 of our owned brand SKUs to Roundtable on Sustainable Palm Oil (“RSPO”)-certified palm oil. Aligned with our Animal Welfare Position Statement, we enhanced our tracking of products sold in accordance with higher welfare standards. We believe these policies help us to work more efficiently and effectively with suppliers and vendors in pursuing our shared goals.

Operations

We remain focused on improving operational resilience, supporting the highest level of safety and cultivating a high-performing workforce. Our associates’ safety and well-being are of the utmost importance to us. Our primary goal is to cultivate a culture that values care and safety for all. Through continuous efforts we are dedicated to minimizing the risk of injuries and accidents, providing a safe and thriving environment for everyone. For the fourth year in a row, we received a score of 100 on the Disability Equality Index. Our seven associate-led Belonging and Innovation Groups also continued to cultivate a culture of innovation, learning and impact across the Company.

We continue to invest in projects that reduce operational cost while generating return on investment. In fiscal 2025, we completed construction on our roof-mounted solar array installation at our Riverside, California distribution center, our largest to date. We continued work on our energy efficiency tune ups across our distribution center network, completing seven in fiscal 2025, resulting in both financial and energy savings.

Downstream

We aim to be responsible community members, from our waste and recycling initiatives to the local organizations our associates support through paid time off to volunteer. In fiscal 2025, we improved implementation of our Reverse Logistics Disposition Reporting (“RLDR”) system at all UNFI distribution centers to enhance inventory visibility and operational efficiency. Through RLDR we are helping reduce food waste and decrease shrink in the distribution centers, resulting in overall cost savings to the Company. The UNFI Foundation, a 501(c)(3) organization, continued to align its strategy with business and impact objectives by implementing new grantmaking programs and supporting inclusive procurement and regenerative agriculture efforts. In fiscal 2025, the UNFI Foundation awarded nearly $1.8 million in grants to nonprofits aligned with its funding priorities.

Our stakeholder-focused sustainability strategy has long been a part of UNFI’s success, unlocking efficiencies through collaboration across the business, and is key to our Company purpose: Better Food. Better Future. We continue to stay focused on the needs of our stakeholders and further prioritize the sustainability initiatives that strengthen the performance of our business.

Our Customers

We maintain long-standing relationships with many of our customers. Our diversified customer base includes over 30,000 customer locations, primarily located across the United States and Canada, which range from large grocery chains to smaller retailers.

One Natural customer, which includes customers under common control, constituted more than 10% of total Net sales in fiscal 2025. We continue to serve our largest customer pursuant to an amended and restated distribution agreement with a term through May 20, 2032.

Our international Net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”), which represented approximately 1% of our Net sales in fiscal 2025. International business excludes sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business.

We also continue to invest in technology and systems with the intent of improving the efficiency of our operations, enhancing the customer experience and growing our services platform, including our eCommerce and innovation businesses. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers. Marketplace by UNFI is our business-to-business digital eCommerce solution for emerging brands looking to expand distribution with UNFI customers. Through this virtual marketplace, suppliers gain expedited access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base while UNFI customers gain access to an even broader assortment of unique and local items with flexible order sizes and the convenience of ordering from multiple sources online in one place.

Natural and Conventional Wholesale

We organize and operate our wholesale business through two operating segments which represent our product-centered business divisions, as follows:

•Natural, which primarily reflects the wholesale distribution of natural, organic and specialty grocery and non-food products and services and includes the Company’s portfolio of natural owned brands and natural and organic snack food manufacturing business; and
•Conventional, which primarily reflects the wholesale distribution of conventional grocery and non-food products and services and includes the Company’s portfolio of conventional owned brands.

Each of these segments is led by a separate president responsible for product and service strategy, execution, and financial results, and has focused regional sales teams aligned to the unique product and service needs of the customers they serve. Product and service categories include grocery, fresh, private brands, wellness and personal care items, eCommerce and foodservice, as described further below.

Operations

We have established a national network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and home, health and beauty care products. For financial reporting purposes, intersegment sales from our distribution centers to our own Retail stores are eliminated from our Conventional segment.

We offer wholesale customers a wide variety of food and non-food products, and our own lines of private label products. We also offer a broad array of digital and professional services. As a logistics provider, efficiency is an important customer service measure. We are in the process of optimizing our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to wholesale customers. Deployment of continuous improvement methodologies within our supply chain is focused on delivering labor and cost efficiencies while also improving our ability to more effectively service our customers.

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

Procurement

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined when products are procured and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, which vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost and include discounts we offer to our customers. The differential between the procured cost, including vendor funds and inbound freight, as compared to the net sales price of these products, primarily generates our gross margin.

Retail

As of August 2, 2025, our Retail segment included 75 Cub Foods and Shoppers retail grocery stores. Our retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and local brands, as well as our own private label products. A typical retail store carries approximately 17,000 to 21,000 core SKUs and ranges in size from approximately 50,000 to 70,000 square feet. We believe our retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail operations are principally supplied by six of our Conventional distribution centers.

Our Product Offerings

Our extensive selection of products includes natural, organic, specialty, produce and conventional grocery and non-food products. We offer nationally recognized brand name and private label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care and pharmacy, which are sold through our Natural and Conventional segments to wholesale customers and our Retail stores. We offer the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with nearly 2,000 SKUs for departments across the store. It is complemented by SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including produce, meat, grocery, frozen, dairy, health and beauty care products and pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our WOODSTOCK® brand has been pioneering organic / non-GMO products for over 35 years and continues to launch innovative products. Our category-specific brands, primarily including STONE RIDGE CREAMERY®, EQUALINE®, and CULINARY CIRCLE®, also provide national brand equivalent products at a competitive price.

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

Our Service Offerings

We offer a broad array of digital and professional services that provide wholesale customers with cost-effective and scalable business solutions. Our services are designed to help customers address business challenges, better serve their customers and compete in the marketplace. These services include solutions we develop and provide directly, as well as pass-through programs in which vendors provide services directly to our wholesale customers. We provide shelf and planogram management, retail store support, pricing strategy, shelf tags, electronic payments processing, coupon processing, store layout and design, equipment sourcing and procurement, point-of-sale hardware and software, network and data hosting solutions, consumer convenience services, automation tools, sustainability services and administrative back-office solutions. The sales and operating results for these services are included within Natural and Conventional.

We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Consumer and trade marketing programs cater to a broad range of retail formats. Retail marketing programs offer web and digital marketing services, including websites, digital coupon and loyalty programs, mobile applications and eCommerce capabilities, and circular programs for our customers and vendors. Supplier marketing programs include information sharing programs designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. Our retail media network, the UNFI Media Network, enables retailers to reach their consumers digitally while connecting to our large network of suppliers, who in turn, can utilize the platform for personalized and targeted advertising. Our goal is to provide programs and services that educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently, to drive collective long-term success.

In addition to these services, we provide data, insights and resources that help our customers compete and succeed in their respective markets. We also offer our customers:
•trends reports in the natural and organic industry;
•product data information such as best seller lists, store usage reports and catalogs;
•in-store signage, promotional materials and assistance with product display planning and set up; and
•a robust retailer portal with product information, search and ordering capabilities, reports and publications.

Our Suppliers

We purchase our products from nearly 10,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. We believe suppliers seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell our suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single supply source for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2025.

We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a specified period of time. Each division is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each division is able to participate in our company-wide purchasing programs.

Our Distribution Network

Logistics

Our distribution centers are located to provide direct access to the markets we serve, and we configure them to optimize service and operating costs. The configuration of our distribution network allows us to provide breadth of assortment, competitive service levels and cost efficiency. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased and owned trucks, contract carriers and the suppliers themselves. When financially advantageous, we pick up products from suppliers or satellite staging facilities and return them to our distribution centers using our own trucks. Additionally, the scale of our distribution network provides us with the flexibility to shift volume amongst distribution centers in the case of volume spikes, unique customer needs, temporary inbound fill rate challenges and weather-related events as well as the capacity to support future sales growth.

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

Organic Certification

We have 33 distribution centers in the United States that are “National Organic Program certified as Organic Handlers by QAI”. Our California locations are certified as Organic Handlers by QAI, with one location also being certified by California Organic Farmers. We are registered as Organic Handlers with the State of California Department of Public Health Food and Drug Branch and the California Department of Food and Agriculture. In addition, our Canadian distribution centers in British Columbia and Ontario hold an Organic Distributor certification from QAI.

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

Our Technology Investments

We continue to make significant investments in supply chain, financial, information and business applications and operating systems. We continually evaluate and upgrade our enterprise systems and supply chain infrastructure to enhance security, efficiency, cost-effectiveness and responsiveness to customer needs. We believe these systems include best in class functionality in order management systems, cloud-based warehouse management systems for inventory control and labor management, scan-based fulfillment applications, transportation management systems and warehouse automation and robotics. We continue to deploy our fulfillment technology with Universal Product Code (“UPC”) scan-based technology for selection, loading and customer deliveries to ensure order accuracy and traceability throughout the supply chain. We have expanded our portfolio of investments in AI-enabled warehouse automation and robotic solutions to support full case and unit pick fulfillment processes. These investments are intended to unlock our supply chain capabilities, improve customer experience and enable growth. We continue to leverage effective transportation management systems that enable us to lower inbound transportation costs by making optimum use of our own fleet of trucks and/or by consolidating deliveries to achieve full truckloads. In addition, we use cloud solutions to assist us in developing the most efficient routes, tracking vehicle maintenance and monitoring driver safety and the movement of trucks in real-time. We continue an effort to standardize to best in industry software solutions for inventory procurement, order management, transportation operations and warehouse management systems throughout our network. Our investment in technology is intended to improve our supply chain effectiveness for our suppliers, associates and customers enabling our collective success.

Competition

Our Natural, Conventional and Retail businesses operate in a highly competitive and rapidly evolving industry, which is characterized by low profit margins, new business models and the entry of new, non-traditional competitors that intensify competition. Our food distribution business competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with retailers that maintain or develop self-distribution systems, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. The primary competitive factors in the wholesale business include price, service level, product quality, variety, availability, location of distribution centers and other value-added services. In recent years, consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than we do.

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

Government Regulation

Our operations and many of the products that we distribute in the United States are subject to regulation by state and local health departments, the USDA and the United States Food and Drug Administration (the “FDA”), which generally impose standards for product quality, safety, labeling and defense. In the United States, our facilities generally are inspected at least annually by state or federal authorities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program.

The FDA Food Safety Modernization Act in the United States (administered by the FDA) and the Safe Foods for Canadians Act in Canada (administered by the Canadian Food Inspection Agency (“CFIA”)) have expanded food safety requirements across the food supply chain and, among other things, impose additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping, and improved tracing of food. Products that do not meet regulatory standards and/or comply with these regulations may be considered to be adulterated and/or misbranded and subject to recall.

The Surface Transportation Board and the Federal Highway Administration regulate our transportation operations in the United States. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Transport Canada regulates transportation operations in Canada, in coordination with various provincial/territorial and municipal authorities.

Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor and similar regulations by state agencies. Our facilities in Canada are subject to regulations issued pursuant to the Canadian Centre for Occupational Health and Safety and similar regulations by various provincial agencies. These regulations require us to comply with certain health and safety standards to protect our employees from recognized hazards. We are also subject to the National Labor Relations Act, which provides employees the right to organize and bargain collectively with their employer and to engage in other protected concerted activity, the Fair Labor Standards Act and other employment-related state and local regulations, which establish minimum wages and overtime standards, among other requirements.

Our facilities in the United States and in Canada are subject to various environmental protection statutes and regulations, including those relating to the discharge of materials into the environment, the disposal of food by-products, recycling/end of life product management, the handling, treatment and disposal of wastes, maintenance of refrigeration systems and fuel storage tanks and remediation of soil and groundwater contamination. Moreover, in some of our facilities we, or third parties with whom we contract, perform vehicle maintenance. Our policy is to comply with all applicable federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials.

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

Human Capital Management

Our employees are critical to supporting our values and achieving our strategic vision, and we are striving to be an employer of choice. We are focused on associate engagement, empowerment and safety to foster innovation and bring best-in-class solutions to our customers and suppliers in an ever-changing retail landscape, including new ways of work scheduling and productivity investments. The Compensation Committee of our Board of Directors has oversight of human capital management matters with a focus on associate well-being across a variety of measures.

As of August 2, 2025, we had approximately 25,600 full and part-time employees, 10,768 of whom (approximately 42%) are covered by 57 collective bargaining agreements, including existing agreements under negotiation. We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering flexibility to associates for how they work and develop. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We support their growth by offering robust leadership development programs, role-based training, on-the-job training and other career opportunities at every stage of their tenure. Designed to enhance the leadership capabilities of our people, we design and deliver optional programs to leaders across all departments that come together to learn and practice their management skills as well as identify opportunities to lead more effectively. The Elevate program for Director-level and above associates works to solidify our talent pipeline and promote the success of the organization’s future leaders. Our front-line leaders are supported through specific Learning and Development pipelines for corporate, wholesale and operations. Our Learning and Development teams partner with key groups such as Sales, Operations, Transportation and Environmental Health and Safety to develop role-based training to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from skills-based training deployed electronically through our BetterU learning system, to mentorship programs and career development discussions and beyond.

Compensation and Benefits

Our compensation and benefits programs are designed to promote a culture of well-being and recognize our associates for their outstanding achievements and dedication to serving our customers and keeping them safe during even the most challenging of times. We are committed to offering market competitive pay programs that reward high levels of performance and behaviors that challenge convention and drive company success. Our short-term incentive programs are tied to the Company’s financial goals and are intended to align our eligible associates’ rewards with our financial success. Long-term incentives, including restricted stock units and performance stock unit awards, are designed to attract and retain innovative leaders and align their financial interests with that of our shareholders and other stakeholders. As part of our commitment to recognize our associates’ “whole self” – health, finances and overall well-being – we offer a comprehensive health and welfare benefit program to eligible associates providing a variety of medical, dental and vision options plus additional voluntary benefits like long-term disability and optional life insurance. Additionally, we provide to eligible associates a leading edge, no-cost wellness program, paid time off programs including paid parental leave, an employee assistance program, 401(k) plan and a recently enhanced education assistance program.

Inclusion and Well-being

In order to recruit, inspire and retain the most talented team at all levels that maximizes speed, agility, innovation, execution and performance from the Boardroom to our distribution centers, we pledge to promote inclusion and well-being for all by delivering high-quality benefits and programs that attract and nurture high performance in a safe and inclusive culture. Our Board of Directors has a broad range of experience and represents a wide range of backgrounds and perspectives. We recognize that innovation thrives when there is unity and respect for all backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, empathy and inclusion through open dialogues and educational opportunities.

Our Vice President of Inclusion and Well-being oversees efforts around associate engagement and belongingness, Broad Market Access supplier initiatives and well-being programs. Our Inclusion and Well-being council and seven associate-led Belonging and Innovation Groups (all of which are open to all associates) actively strive to create a workplace where all associates feel welcome and are motivated to reach their full potential. We have revised policies and practices to better serve our workforce and business needs and developed a multi-pronged approach to educate and engage associates that includes open discussions on various dimensions of inclusion and well-being, a podcast, mental health awareness trainings on our associate platforms, targeted volunteerism, and campaigns encouraging respect and empathy. In fiscal 2025, the Inclusion and Well-being team partnered with Safety and Operations to launch a Mental Health First Aid initiative, reaching all distribution centers, to teach leaders skills needed to recognize and respond to signs and symptoms of mental health and substance use challenges, as well as how to provide someone with initial support until they are connected with appropriate professional help.

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

This past year, we focused on continuing to make meaningful reductions in both Occupational Safety and Health Administration (“OSHA”) recordable incidents and lost time injuries (“LTI”), such as through Lean daily management, which has been implemented in 28 of our distributions centers and is strengthening our performance across safety, quality, delivery and cost metrics; improving our root cause analysis process; enhancing our safety management software solution; completing internal and external audits and closing findings identified therein; creating more comprehensive reporting on key performance indicators, including adding a new injury severity metric, and continuing to build upon our safety culture. As part of our ongoing commitment to road safety, this year we have completed the installation of a video-based safety technology across our fleet. This investment enhances public safety and driver protection, promotes real-time coaching, strengthens our ability to proactively reduce risk and contributes to safer roads for all.

Our efforts with our food safety and quality assurance (“FSQA”) program intensified as we focused on delivering value to our customers and consumers. This included continuing on our path to creating a world-class food safety management system by creating Food Safety Fundamental Rules that are now part of our daily operations rhythms. Furthermore, we enhanced our internal audit program by making all audits unannounced so that we could continue towards our goal of being audit ready every day. Additionally, we created more comprehensive reporting on key performance indicators, invested in technology to allow for easier tracking of food safety incidents and proudly reached our milestone to have the last remaining eligible facilities SQF certified, thus promoting customer confidence in our food safety program.

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

Available Information

Our internet address is http://www.unfi.com. The contents of our website are not incorporated by reference into or considered to be part of this Annual Report, and our website address is included in this document as an inactive textual reference only. We make our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

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

A significant portion of our revenues is from our principal customers, and our success is heavily dependent on retaining this business and on our principal customers’ ability to maintain and grow their businesses. The loss or cancellation of business from our principal customers, including due to the utilization of alternative sources of products, whether through other distributors or increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, operational issues or our failure to comply with the terms of our distribution agreements, where applicable, could materially and adversely affect our business, financial condition or results of operations. For example, our largest customer accounted for approximately 25% of our Net sales in fiscal 2025. We serve as the primary distributor of natural, organic and specialty non-perishable products, and also distribute certain specialty protein, cheese, culinary items, deli items and products from health, beauty and supplement categories to this customer under the terms of our distribution agreement, which expires on May 20, 2032. A loss or significant decrease in volume with our largest customer could impact our ability to efficiently serve other, smaller customers in these categories who utilize these distribution centers. Our ability to maintain a close, mutually beneficial relationship with our principal customers is an important element to our continued growth. Similarly, if our largest customer diverts some or all of its purchases from us, our business, financial condition or results of operations may be materially and adversely affected.

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

Our ability to compete successfully is largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors, specialty or independent grocery distributors, mass market grocery distributors and cooperatives and customers with their own distribution channels. Mass market grocery distributors, many with substantially greater financial and other resources than us and that may be better established in their markets, continue to increase their offerings of natural and organic products, resulting in more direct competition with our natural and organic product offerings. While natural and organic products typically generate higher margins, these margins could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

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

The continuing consolidation of retailers, the growth of chains and closures of grocery locations may reduce our gross margins in the future should more customers qualify for greater volume discounts or we experience increased pricing pressure from suppliers and retailers. Sales to some of our largest customers generate a lower gross margin than sales to our smaller customers due to agreements that include volume discounts with many of these customers, including our largest customer. Increased sales to these customers results in downward pressure on our gross margins, which may or may not be offset by increases in sales or a reduction in expenses incurred to service these customers.

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

Further, because many of our sales are at prices that are based on our product cost plus a percentage markup, volatile food costs have a direct impact upon our profitability. We have experienced volatile levels of inflation during the past several years, which has had varying impacts on our business. For example, we experienced negative impacts on our profitability as inflation slowed in recent years and decreased the positive impact of inflation-related buying activities. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. In addition, product cost inflation may negatively impact consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, our profit levels may be negatively impacted during periods of slowing inflation or product cost deflation even though our Gross profit as a percentage of Net sales may remain relatively constant. If we are unable to reduce our expenses as a percentage of Net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be materially and adversely impacted.

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

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. For example, we experienced higher than usual levels of out-of-stocks leading to reduced fill rates during the COVID-19 pandemic. These shortages caused us to incur higher operating expenses due to the cost of moving products between our distribution and warehouse facilities to maintain expected service levels, and we cannot anticipate whether this trend will recur in the future. We are also subject to supply chain uncertainties and increases in product costs based on conditions outside of our control, which may impact our ability to procure products efficiently. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, challenges with workforce availability, short-term weather conditions or more prolonged climate change, crop conditions, animal diseases, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, geopolitical disruptions and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As consumer demand for natural and organic products continues to increase, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting availability for use in certain of our suppliers’ products. In addition, increased costs of imported goods, including due to tariffs, import restrictions, global conflict or otherwise, may reduce customer demand for affected products if the parties experiencing those increased costs increase their prices.

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

As of August 2, 2025, approximately 10,768 of our 25,600 employees (approximately 42%) were covered by 57 collective bargaining agreements, including existing agreements under negotiation, which expire through March 22, 2030. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time of any work stoppage or if we are required to employ replacement workers and implement security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future. We are in the process of negotiating collective bargaining agreements with newly certified units. New contracts could have substantially less favorable terms than our existing contracts.

Our growth plans may not produce the results that we expect.

Our future growth may be limited by our ability to optimize our distribution center network to serve our customers, retain existing customers, successfully integrate acquired entities or significant new customers, implement information systems and automation initiatives, or adequately manage our personnel. If we fail to optimize the volume of supply operations in our distribution center network, do not retain existing business or do not utilize added network capacity in line with our expectations, excess capacity may exist, which may lead to inefficiencies and adversely affect our business, financial condition or results of operations, including as a result of incurring operating costs for these facilities without sufficient corresponding sales revenue to cover these costs.

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

Our Conventional and Natural businesses could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers or if our customers are unable to grow their businesses.

The profitability of our Natural and Conventional businesses is dependent upon sufficient volume to support our operating infrastructure. The inability to attract new customers or the loss of existing customers from a decision to use alternative sources of distribution, whether through a competing wholesaler or by converting to self-distribution, or due to retail closure or industry consolidation may negatively impact our sales and operating margins. If there were a rapid reduction in demand for the products we distribute or services we offer, our results and cash flows may be negatively impacted if we are unable to reduce working capital maintained to support current sales levels.

Our success also depends in part on the financial success and cooperation of our wholesale customers. They may not experience an acceptable level of sales or profitability, and our revenues and gross margins could be negatively affected as a result. We may also need to extend credit to our wholesale customers. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Additionally, in the past we have entered into wholesale customer support arrangements to guaranty or subsidize real estate obligations, which make us contingently liable in the event our wholesale customers default. If sales trends or profitability worsen for wholesale customers, their financial results may deteriorate, which could result in, among other things, lost business for us, delayed or reduced payments to us or defaults on payments or other liabilities owed by wholesale customers to us, any of which could adversely impact our financial condition and results of operations, as well as our ability to grow our Natural and Conventional businesses. In this regard, our wholesale customers are affected by the same economic conditions, including food inflation and deflation, and competition that our Retail segment faces. The magnitude of these risks increases as the size of our wholesale customers increases.

Many of our customers are not obligated to continue purchasing products from us, and larger customers that have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend these contracts at expiration.

Many of our wholesale customers buy from us under purchase orders, and we generally do not have written agreements with or long-term commitments from these customers for the purchase of products. These customers may not maintain or increase their orders for the products supplied by us, and we may not be able to maintain or add to our existing customer base. Decreases in volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition or results of operations.

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

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers, employees and vendors and our proprietary business information. Our information technology systems and those of our customers, business partners, suppliers, and third-party providers have been, and will continue to be, subject to cyberthreats such as computer viruses or other malicious codes, security breaches, ransomware, unauthorized access attempts, business email compromise, cyber extortion, denial of service attacks, phishing, deepfakes, social engineering, unintentional or malicious actions of employees or contractors, hacking and other cyberattacks attempting to exploit vulnerabilities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations, which risks may be more pronounced as associates continue to work remotely. We have seen and may continue to see an increase in the number of such attacks. For example, in the fourth quarter of fiscal 2025, we experienced the Cybersecurity Incident, which temporarily disrupted our business and impacted our results of operations. For further information regarding the Cybersecurity Incident, see “Cybersecurity” in Item 1C of Part I of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of Part II of this Annual Report on Form 10-K.

The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may also increase the frequency and magnitude of cyberattacks on the Company and amplify our cybersecurity risks. Our security efforts and the security efforts of our third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of our databases or systems. The unavailability of information technology systems or failure of these systems or software to perform as anticipated for any reason, including a ransomware attack, and any inability to respond to, or recover from, such an event on a timely basis, could disrupt our ability to manage or conduct our business, impact our customers and result in decreased performance, reputational harm, governmental fines, penalties, regulatory proceedings, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

Further, we are in the process of upgrading certain of our digital capabilities, including hardware, software and operating systems. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise.

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

Additionally, certain multiemployer pension plans in which we participate are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets, in certain cases, by a wide margin. If a withdrawal were to occur for any reason, the withdrawal liability from our multiemployer plans could be material, our efforts to mitigate these liabilities may not be successful, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. It is possible that increases of unfunded liabilities of the multiemployer pension plans would result in increased future payments by us and the other participating employers over the next several years. Any changes to our pension plans that would impact associates covered by collective bargaining agreements will be subject to negotiation, which may limit our ability to manage our exposure to these plans. A significant increase to funding requirements could adversely affect our financial condition, results of operations or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access financial markets.

Our insurance and self-insurance programs may not be adequate to cover our claims.

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

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, severity of injuries and accidents, vocation rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, and actual claim settlement patterns. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves and any excess insurance coverage or is excluded under the terms of our insurance policies, the loss and attendant expenses could harm our business, financial condition, or results of operations.

The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.

Historically, capital expenditures and acquisitions have been large components of our growth may be important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, our not being in compliance with restrictive covenants under our debt agreements or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,730 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into in June 2022, as amended, and the term loan agreement (the “Term Loan Agreement”) related to our $500 million term loan facility (the “Term Loan Facility”) entered into on October 22, 2018, as amended, and the indenture governing our $500 million unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

Responding to such actions by activist investors can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board of Directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. For example, we have in the past retained the services of various professionals to advise us on activist stockholder matters, including legal, financial and other advisory fees. In the event of an activist campaign, we could be required to incur substantially increased legal, public relations and other advisory fees and proxy solicitation expenses. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist investors may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

Economic Risks

Changes in consumer purchasing habits could materially and adversely affect our business, financial condition or results of operations.

Changes in consumer purchasing habits may reduce demand for certain of the products we distribute. Consumer habits could be affected by a number of factors, including an increase in food-away-from home options, changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products, new information regarding the health effects of consuming certain foods, changes in disposable income levels, which may be impacted by a reduction in the level of government spending that supports grocery purchases, changes in product prices or other macro trends. Further, in a sustained economic downturn, consumers may shift their purchases to lower-cost, lower-margin products. For example, recent price changes have shifted consumer purchasing habits toward value-oriented categories and private brands, while dampening demand for certain discretionary and higher-margin products, a dynamic that continues to shape both retailer mix and wholesale distribution. We cannot be certain how consumer habits may continue to evolve. Although there is a growing consumer preference for sustainable, organic and locally grown products, which are higher margin products, there can be no assurance that such trend will continue. Changing consumer preferences also result from generational shifts, including younger generations seeking new and different foods, as well as more multi-cultural menu options and menu innovation. However, there can be no assurance that such trends will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to new or developing trends in eating habits, our business, financial condition, or results of operations could suffer.

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of August 2, 2025, we had approximately $1.9 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

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
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our indebtedness;
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

Environmental, Health and Safety: Our operations are subject to extensive and continually evolving laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the disposal of food by-products, recycling/end of life product management, the handling, treatment, and disposal of wastes, maintenance of refrigeration systems, and remediation of soil and groundwater contamination. Compliance with existing or changing environmental and safety requirements, including more stringent limitations imposed or expected to be imposed in any recently renewed or soon-to-be renewed environmental permits, may require capital expenditures. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, particularly with respect to diesel engine emissions, could result in substantial additional operating expenses. These expenses may include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles sooner than planned. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could result in material costs, which we may be unable to pass on to our customers.

Further, our business may be subject to climate-related transition risks, which arise from society’s transition toward a low-carbon economy due to changes in laws or regulations, technological advancements and investor and consumer sentiment. We also have announced third-party validated emissions reduction targets covering our operations and value chain. While many of our initiatives will create efficiencies and return on investment, the transition to a low-carbon economy generally and our own efforts to reduce emissions could lead to increased costs to transition to or invest in renewable energy sources, including electric vehicles, increased compliance costs, including tracking and reporting systems, and increased costs of products, commodities and energy.

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

Wage Rates and Paid Leave: Changes in federal, state or local minimum wage and overtime laws, laws relating to work productivity or employee paid leave laws could cause us to incur additional wage costs or state/local employment tax costs, which could adversely affect our operating margins. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs.

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

We have identified, and as a result monitor, cybersecurity as an enterprise risk of the Company. We have an Information Security Steering Committee that meets quarterly to review the cybersecurity threat landscape, current risks, incidents and program management. We routinely assess the cybersecurity threat landscape, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

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

In the fourth quarter of fiscal 2025, we became aware of unauthorized activity on certain of our information technology systems. We promptly activated our incident response plan and implemented containment measures, including proactively taking certain systems offline (the “Cybersecurity Incident”). As a result, our ability to fulfill and distribute customer orders was temporarily impacted until the unauthorized activity could be contained, and we could safely restore the core systems that our customers and suppliers use, enabling business operations to normalize. As a result of the Cybersecurity Incident, we experienced reduced sales volume and increased operational costs in the fourth quarter of fiscal 2025, which negatively impacted our results of operations.

Other than the Cybersecurity Incident, we have not experienced any cybersecurity incidents that have materially impacted or are likely to materially impact our business strategy, results of operations or financial condition. Although we cannot eliminate all potential threats, our cybersecurity program is operated in a manner to minimize the likelihood of any threat becoming material and to keep pace with a constantly evolving cybersecurity landscape. For more information on risks from cybersecurity threats, refer to the risks described under “Risk Factors” included in Part I, Item 1A in this Annual Report.

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

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

The information security function is led by our CISO, under the direction of our CIO. In fiscal 2025, following the retirement of our former CISO, we appointed an interim CISO who has over 20 years of experience in information technology and security and is a Certified Information Systems Security Professional. Our CISO maintains primary responsibility for developing cybersecurity strategies; cybersecurity governance; identifying, assessing and monitoring cybersecurity risks; preparing for and responding to cybersecurity incidents; verification and testing of cybersecurity; and disaster recovery governance. Our CISO may authorize specific Company associates to assist in managing these responsibilities if determined necessary, including the Crisis Response Team. Our CIO and CISO have oversight responsibilities of the Company’s cybersecurity program.

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

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 52 distribution centers and warehouses at August 2, 2025, which were utilized by our Natural and Conventional segments. Overlap between segments exists due to cross-docking and other supply chain integration. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of August 2, 2025, presented by the segment primarily served by the facility:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Natural:
Manchester, Pennsylvania	—	1,319	1,319
Riverside, California	—	1,171	1,171
Sarasota North, Florida	—	1,016	1,016
Ridgefield, Washington(2)	779	—	779
Sarasota, Florida	—	763	763
Atlanta, Georgia(2)	389	259	648
Lancaster, Texas	—	590	590
Aurora, Colorado	—	529	529
Montgomery, New York(2)	500	—	500
Rocklin, California(2)	469	—	469
Gilroy, California(2)	447	—	447
Sturtevant, Wisconsin(2)	442	—	442
Moreno Valley, California	—	434	434
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342
Dayville, Connecticut(2)	317	—	317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Iowa City, Iowa(2)	271	—	271
West Sacramento, California(2)	251	—	251
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
Richmond, British Columbia	—	126	126
Londonderry, New Hampshire	—	124	124
Philadelphia, Pennsylvania	—	100	100
West Sacramento, California(2)	85	—	85
Montreal, Quebec	—	31	31
Truckee, California	—	8	8
Total Natural	5,604	6,897	12,501

Conventional:
Hopkins, Minnesota(2)	1,866	—	1,866
Allentown, Pennsylvania	—	1,327	1,327
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Centralia, Washington	—	1,155	1,155
Green Bay, Wisconsin	—	1,080	1,080
Joliet, Illinois	—	988	988

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Champaign, Illinois	—	910	910
Pompano Beach, Florida	—	903	903
Harrisburg, Pennsylvania	—	883	883
Quincy, Florida(2)	758	—	758
Commerce, California	—	695	695
Pittsburgh, Pennsylvania	679	—	679
Anniston, Alabama	465	105	570
Indianola, Mississippi(2)	543	—	543
Stevens Point, Wisconsin(2)	314	146	460
Carlisle, Pennsylvania	—	423	423
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Santa Fe Springs, California	—	298	298
Anniston, Alabama	—	231	231
West Newell, Illinois(2)	155	—	155
Fife, Washington	—	39	39
Total Conventional	6,365	10,798	17,163
Total Distribution Centers	11,969	17,695	29,664
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers from these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes retail stores utilized by our Retail segment as of August 2, 2025:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)(2)	54	1,180	2,496	3,676
Shoppers	21	—	1,205	1,205
Total	75	1,180	3,701	4,881
(1)Cub Foods stores include stores in which we have a controlling ownership interest and excludes 32 franchised Cub Foods full-line and separate liquor stores in which we have no ownership interest or a minority interest.
(2)Includes 7 Cub Foods stores securing our Term Loan Facility.

Corporate

As of August 2, 2025, we had approximately 3 million square feet, 58% of which was leased, of surplus warehouses, distribution centers and retail stores, excluding assigned leases.

As of August 2, 2025, we utilized approximately 131 thousand square feet of corporate office space across the United States, including our corporate headquarters located in Providence, Rhode Island. We own approximately 61 thousand square feet and lease the remaining 70 thousand square feet of our corporate office space.

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

Environmental Matter

On December 31, 2024, the Company received a Notice of Potential Violation and Opportunity to Confer (“Notice”) from the U.S. Environmental Protection Agency (“EPA”) Region VI alleging violations of the Federal Clean Air Act Section 112(r) at one of the Company’s distribution centers. The alleged violations stem from an EPA inspection of the facility in December 2023. The Company conferred with the EPA and provided additional information with respect to the alleged violations and the Company’s corrective actions. Subsequent to the end of the fiscal year, on August 4, 2025, the EPA proposed a settlement and penalty based on the alleged violations. Confidential settlement negotiations with the EPA are ongoing and expected to be finalized in the form of a Consent Agreement and Final Order with an expected monetary penalty in excess of $300,000 by the end of the calendar year but is not expected to be material.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On September 25, 2025, we had 71 stockholders of record.

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

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on August 1, 2020 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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

$300
$250
$200
$150
$100
$50
$0
August 1, 2020
July 31, 2021
July 30, 2022
July 29, 2023
August 3, 2024
August 2, 2025
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group is the S&P SmallCap 600 Food Distributors Index, which includes SpartanNash Company, The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	August 1, 2020	July 31, 2021	July 30, 2022	July 29, 2023	August 3, 2024	August 2, 2025
United Natural Foods, Inc.	$100.00	$166.85	$214.16	$104.38	$73.55	$136.07
S&P SmallCap 600 Index	$100.00	$156.95	$147.16	$153.53	$166.23	$165.65
S&P SmallCap 600 Food Distributors Index	$100.00	$164.29	$222.24	$180.43	$171.40	$228.14

Issuer Purchases of Equity Securities

On September 21, 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). As of August 2, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program. We did not repurchase any shares of our common stock in fiscal 2025.

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

ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, “Risk Factors” included in Part I, Item IA, “Cautionary Note Regarding Forward-Looking Statements” and other risks described elsewhere in this Annual Report. The following includes a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2025 and 2024. In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 16—Business Segments in Part II, Item 8 of this Annual Report. For a comparison of our consolidated results of operations and financial position for fiscal years 2024 and 2023, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended August 3, 2024, filed with the Securities and Exchange Commission on October 1, 2024, as supplemented by the additional discussion below, which includes a comparison of our segment results for fiscal years 2024 and 2023 reflecting our updated segments.

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
•our ability to develop, implement, operate and maintain, and rely on third parties to operate and maintain, reliable and secure technology systems, and the effectiveness of our business continuity plans in response to an incident impacting our technology systems, such as the unauthorized incident on our technology systems;
•labor and other workforce shortages and challenges;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our ability to realize anticipated benefits of strategic transactions;
•our ability to continue to grow sales, including of our higher margin natural and organic foods and non-food products;
•our ability to maintain sufficient volume in our Natural and Conventional businesses to support our operating infrastructure;
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
•the effect of adverse decisions in, or settlement of, litigation or other proceedings to which we are subject;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs;
•changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations;
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

EXECUTIVE OVERVIEW

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products, programs and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller retailers. We offer approximately 230,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 52 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

We are executing against the strategy we introduced in October 2024 and three-year financial objectives that seek to add value to our customers and suppliers through our portfolio of products, programs, insights and services while improving our effectiveness, efficiency and cash flow. To accomplish the latter, we are focused on controllable variables in four key areas: intensifying and expanding our network optimization; reducing annual capital spending; optimizing our cost structure; and reducing our net working capital position. Our strategy includes the areas of focus detailed under “Business” included in Part 1, Item 1 of this Annual Report.

In the second quarter of fiscal 2025, we began realigning our commercial wholesale organization into two product-centered business divisions, Conventional Grocery Products (“Conventional”) and Natural, Organic, Specialty & Fresh Products (“Natural”), to enhance service to customers and suppliers through more customized, product- and service-focused commercial teams. In addition, capability centers of excellence in areas such as supply chain, professional and digital services, and private brands work across the divisions to help create customized programs to help customers and suppliers accelerate their growth strategies. In the fourth quarter of fiscal 2025, we restructured our internal financial reporting and management processes to align with the new divisional structure. Our new external reporting structure provides insight into each division’s performance in line with how the business is now managed.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our cost structure, increase sales of products and services, and position us to provide tailored, data-driven solutions to help our customers run their businesses more efficiently and expand our customer base.

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

Additionally, in the fourth quarter of fiscal 2025, we became aware of unauthorized activity on certain of our information technology systems. We promptly activated our incident response plan and implemented containment measures, including proactively taking certain systems offline (the “Cybersecurity Incident”, as discussed in Part I, Item 1C of this Annual Report). As a result, our ability to fulfill and distribute customer orders was temporarily impacted until the unauthorized activity could be contained, and we could safely restore the core systems that our customers and suppliers use, enabling business operations to normalize. As a result of the Cybersecurity Incident, we experienced reduced sales volume and increased operational costs in the fourth quarter of fiscal 2025, which negatively impacted our results of operations. We incurred incremental costs of approximately $26 million in the fourth quarter of fiscal 2025 as a result of the Cybersecurity Incident. These costs related to services provided to investigate and remediate the Cybersecurity Incident, such as third-party cybersecurity, legal and governance experts, as well as increased operating costs from the resulting disruption to our business operations. We have submitted, and intend to continue to submit, claims to our insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident and expect that the full claim and settlement process will extend throughout fiscal 2026.

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

In the fourth quarter of fiscal 2025, we came to a mutual agreement with a customer in the East region to terminate our supply agreement, pursuant to which we served as the primary grocery wholesaler to this customer’s locations in the Northeast. In connection with this termination, we ceased operations at our Allentown, Pennsylvania distribution center in early fiscal 2026 with the remaining volume consolidated into other facilities in the Northeast. Business with this customer in the Northeast accounted for approximately $1 billion in annual sales. The termination enables us to accelerate progress toward our longer-term strategic and three-year financial objectives.

In the first quarter of fiscal 2025, we began operating a new distribution center in Manchester, Pennsylvania, which has approximately 1.3 million square feet, optimizes volume from the other nearby distribution centers in the East region and primarily distributes natural products. In the third quarter of fiscal 2025, we implemented a full case automation system at the Manchester distribution center and are increasing the volume that utilizes this new solution. Also in the first quarter of fiscal 2025, we began the development of a new automated distribution center in Sarasota, Florida, which has approximately 1.0 million square feet, replaces a smaller legacy distribution center and primarily distributes natural products. We recognized a $118 million right-of-use asset and operating lease liability for this distribution center in the first quarter of fiscal 2025. We began operations in this facility in the fourth quarter of fiscal 2025, with volume expanding at the beginning of fiscal 2026.

We plan to continue to evaluate our distribution center network to further optimize performance and expect to incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize future costs and obtain new business to further improve the efficiency of our distribution network.

Retail Operations

We operated 75 grocery stores, including 54 Cub Foods stores and 21 Shoppers stores, as of August 2, 2025. In addition, we supplied another 26 Cub Foods stores operated by our wholesale customers through franchise and minority equity ownership arrangements. We operated 80 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operated 24 “Cub Wine and Spirit” and “Cub Liquor” stores.

We plan to continue to invest in and optimize our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools.

Impact of Product Cost Changes

We experienced a mix of inflation across product categories during fiscal 2025. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately two percent in fiscal 2025 as compared to fiscal 2024. Cost inflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

Generally, in an inflationary environment as a wholesaler, rising vendor costs result in higher Net sales driven by higher vendor prices when other variables such as quantities sold, mix of units sold and vendor promotions are constant. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation. In fiscal 2025, we experienced fewer and less significant vendor product cost increases as compared to fiscal 2024. These decreases negatively impacted our gross profit rate when comparing fiscal 2025 to fiscal 2024.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

(in millions)	2025 (52 weeks)	2024 (53 weeks)	Increase (Decrease)
Net sales	$31,784	$30,980	$804
Cost of sales	27,562	26,779	783
Gross profit	4,222	4,201	21
Operating expenses	4,117	4,100	17
Restructuring, acquisition and integration related expenses	94	36	58
Loss on sale of assets and other asset charges	42	57	(15)
Operating (loss) income	(31)	8	(39)
Net periodic benefit income, excluding service cost	(20)	(15)	(5)
Interest expense, net	146	162	(16)
Other income, net	(3)	(2)	(1)
Loss before income taxes	(154)	(137)	(17)
Benefit for income taxes	(39)	(27)	(12)
Net loss including noncontrolling interests	(115)	(110)	(5)
Less net income attributable to noncontrolling interests	(3)	(2)	(1)
Net loss attributable to United Natural Foods, Inc.	$(118)	$(112)	$(6)

Adjusted EBITDA	$552	$518	$34

The following table reconciles Net loss including noncontrolling interests to Adjusted EBITDA.

(in millions)	2025 (52 weeks)	2024 (53 weeks)
Net loss including noncontrolling interests	$(115)	$(110)
Adjustments to net loss including noncontrolling interests:
Less net income attributable to noncontrolling interests	(3)	(2)
Net periodic benefit income, excluding service cost	(20)	(15)
Interest expense, net	146	162
Other income, net	(3)	(2)
Benefit for income taxes	(39)	(27)
Depreciation and amortization	321	319
Share-based compensation	43	37
LIFO (benefit) charge	(2)	7
Restructuring, acquisition and integration related expenses(1)	94	36
Loss on sale of assets and other asset charges(2)	42	57
Business transformation costs(3)	47	52
Cybersecurity incident(4)	26	—
Other adjustments(5)	15	4
Adjusted EBITDA	$552	$518

(1)Fiscal 2025 primarily reflects the $53 million charge related to the Company’s termination of its supply agreement with a customer in the East region and costs associated with certain employee severance and other employee separation costs and outsourcing certain corporate functions under restructuring initiatives. Fiscal 2024 primarily reflects costs associated with certain employee severance and other employee separation costs.
(2)Fiscal 2025 primarily includes a $24 million non-cash asset impairment charge related to a distribution center in our East region and $19 million in losses on the sales of receivables under the accounts receivable monetization program. Fiscal 2024 primarily includes a $21 million non-cash asset impairment charge related to one of our corporate-owned office locations, a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations, a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations and $21 million in losses on the sales of receivables under the accounts receivable monetization program. Refer to Note 3—Revenue Recognition and Note 5—Property and Equipment, Net in Part II, Item 8 of this Annual Report for additional information.
(3)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, and third-party professional service fees related to strategic initiatives and the board-led financial review in fiscal 2024, all of which are included within Operating expenses in the Consolidated Statements of Operations.
(4)Reflects costs and charges related to the Cybersecurity Incident, primarily including shrink and remediation costs related to third-party cybersecurity, legal and governance experts, of which $15 million are included within Gross profit and $11 million are included within Operating expenses in the Consolidated Statements of Operations.
(5)Fiscal 2025 primarily reflects certain accrued legal-related costs, which are included within Operating expenses in the Consolidated Statements of Operations. Fiscal 2024 primarily reflects third-party professional service fees related to shareholder negotiations, which are included within Operating expenses in the Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

Fiscal year ended August 2, 2025 (fiscal 2025) compared to fiscal year ended August 3, 2024 (fiscal 2024)

Net Sales

The following table sets forth our Net sales by segment. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information. Within the following table, we have estimated the impact of the additional 53rd week in fiscal 2024 to provide more comparable financial results on a year-over-year basis.

	2025 (52 weeks)	2024 (53 weeks)	2024 (53rd week estimated impact)	2024 (52 weeks)(1)	Comparable 52-Week Increase (Decrease)(1)
(in millions except percentages)					$	%
Natural	$16,017	$14,948	$280	$14,668	$1,349	9.2%
Conventional	14,667	14,946	280	14,666	1	—%
Retail	2,342	2,436	45	2,391	(49)	(2.0)%
Eliminations	(1,242)	(1,350)	(23)	(1,327)	85	(6.4)%
Total Net sales	$31,784	$30,980	$582	$30,398	$1,386	4.6%
(1)Excludes the estimated impact of the 53rd week in fiscal 2024.

Our Net sales for fiscal 2025 increased $804 million, or 2.6%, to $31.8 billion in fiscal 2025, from $31.0 billion in fiscal 2024, which included an estimated $582 million benefit from the 53rd week. Net sales increased approximately 4.6% when excluding the impact of the 53rd week in fiscal 2024. The increase in Net sales was primarily driven by an increase in Natural unit volumes, including new business with existing and new customers, as well as inflation. Net sales were adversely impacted by an estimated $400 million in lost sales related to the Cybersecurity Incident in fiscal 2025.

Natural Net sales increased $1,069, or 7.2%, to $16.0 billion in fiscal 2025, from $14.9 billion in fiscal 2024, which included an estimated $280 million benefit from the 53rd week. Natural Net sales increased approximately 9.2% when excluding the impact from the 53rd week in fiscal 2024. The increase in Natural Net sales, excluding the 53rd week, was primarily driven by an increase in unit volumes, including new business with existing and new customers, as well as inflation.

Conventional Net sales decreased $279 million, or 1.9%, to $14.7 billion in fiscal 2025, from $14.9 billion in fiscal 2024, which included an estimated $280 million benefit from the 53rd week. Conventional Net sales were approximately flat to fiscal 2024, when excluding the impact from the 53rd week in fiscal 2024, due to increases from inflation and new business with existing customers, which were largely offset by a decline in unit volumes.

Retail Net sales decreased $94 million, or 3.9%, to $2.3 billion in fiscal 2025, from $2.4 billion in fiscal 2024, which included an estimated $45 million benefit from the 53rd week. Retail Net sales decreased approximately 2.0% when excluding the impact from the 53rd week in fiscal 2024. The decrease in Retail Net sales was primarily driven by a 0.6% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales for fiscal 2025 as compared to fiscal 2024 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Cost of Sales and Gross Profit

Our Gross profit increased $21 million, or 0.5%, to $4,222 million in fiscal 2025, from $4,201 million in fiscal 2024. The 53rd week in fiscal 2024 contributed an estimated $82 million to Gross profit in fiscal 2024. Our Gross profit as a percentage of Net sales decreased to 13.3% in fiscal 2025 compared to 13.6% in fiscal 2024. The decrease in gross profit rate of 28 basis points was primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense. The reduction in shrink expense was compressed due to the adverse impact of the Cybersecurity Incident in fiscal 2025.

Operating Expenses

Operating expenses increased $17 million, or 0.4%, to $4,117 million, or 13.0% of Net sales, in fiscal 2025 compared to $4,100 million, or 13.2% of Net sales, in fiscal 2024. The 53rd week in fiscal 2024 contributed an estimated $78 million to Operating expenses in fiscal 2024. The decrease in Operating expenses as a percentage of Net sales was primarily driven by benefits from cost saving initiatives and the leveraging impact of higher sales, partially offset by higher costs associated with occupancy, union and other employee benefits and costs related to the Cybersecurity Incident in fiscal 2025.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses increased $58 million to $94 million for fiscal 2025, from $36 million for fiscal 2024. The increase was primarily driven by the $53 million charge related to the Company’s termination of its supply agreement with a customer in the East region, increased costs associated with outsourcing certain corporate functions under restructuring initiatives and higher closed property charges and costs, partially offset by a decrease in certain employee severance and other employee separation costs.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges decreased $15 million to $42 million for fiscal 2025, from $57 million for fiscal 2024. The decrease in fiscal 2025 was primarily driven by lower asset impairment charges. Fiscal 2025 primarily included a $24 million asset impairment charge related to our Allentown, Pennsylvania distribution center and $19 million in losses on the sales of receivables. Fiscal 2024 primarily included $43 million in asset impairment charges related to one of our corporate-owned office locations, certain leased and owned distribution centers and certain retail store locations and $21 million in losses on the sales of receivables.

Operating (Loss) Income

Reflecting the factors described above, Operating loss was $31 million for fiscal 2025, a $39 million decrease from Operating income of $8 million in fiscal 2024. The decrease was primarily driven by an increase in Restructuring, acquisition and integration related expenses and Operating expenses, partially offset by an increase in Gross profit and a decrease in Loss on sale of assets and other asset charges, each as described above.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost increased $5 million to $20 million in fiscal 2025, from $15 million in fiscal 2024. The increase in Net periodic benefit income, excluding service cost was primarily driven by lower interest costs from a lower discount rate utilized in the measurement of pension liabilities.

Interest Expense, Net

(in millions)	2025 (52 weeks)	2024 (53 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$137	$144	$(7)
Interest expense on finance lease obligations	2	2	—
Amortization of financing costs and discounts	6	9	(3)
Loss on debt extinguishment	4	10	(6)
Interest income	(3)	(3)	—
Interest expense, net	$146	$162	$(16)

The decrease in Interest expense, net for fiscal 2025 compared to fiscal 2024 includes an estimated $3 million impact from the 53rd week in fiscal 2024. The remaining decrease was primarily driven by lower outstanding long-term debt balances and lower losses on debt extinguishment.

Benefit for Income Taxes

The effective tax rate was a benefit rate of 25.3% on a pre-tax loss for fiscal 2025 compared to a benefit rate of 19.7% on a pre-tax loss for fiscal 2024. For fiscal 2025, the effective tax rate was impacted by the establishment of valuation allowances against deferred tax assets with limited lives resulting from the One, Big, Beautiful Bill Act (“OBBBA”), partially offset by the tax credit impact of a fiscal 2025 investment in an equity method partnership. For fiscal 2024, the effective tax rate was impacted by non-deductible share-based compensation and the establishment of valuation allowances against deferred tax assets with limited lives.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $118 million, or $1.95 per diluted common share, for fiscal 2025, compared to Net loss attributable to United Natural Foods, Inc. of $112 million, or $1.89 per diluted common share, for fiscal 2024.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information. As a result of the Cybersecurity Incident, we experienced reduced sales volume as described above, which is estimated to have adversely impacted our Adjusted EBITDA results in fiscal 2025 by approximately $50 million.

(in millions)	2025 (52 weeks)	2024 (53 weeks)	Increase (Decrease)
Natural	$442	$350	$92
Conventional	174	219	(45)
Retail	6	8	(2)
Corporate and Other	(70)	(59)	(11)
Total Adjusted EBITDA(1)	$552	$518	$34
(1)Fiscal 2024 Adjusted EBITDA included an approximate $10 million benefit from the additional week. The estimated contribution from the additional week is calculated by taking one-fifth of Adjusted EBITDA for the last five-week period within the fourth quarter of fiscal 2024.

Natural Adjusted EBITDA increased 26.3% for fiscal 2025 as compared to fiscal 2024. The increase was driven by an increase in gross profit, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO (benefit) charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $104 million. The 53rd week in fiscal 2024 contributed an estimated $38 million to Natural Gross profit in fiscal 2024. Natural gross profit rate decreased approximately 25 basis points primarily driven by lower product margin rates and customer and product mix, which were partially offset through supplier programs and the benefit of lower shrink expense.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $12 million. The 53rd week in fiscal 2024 contributed an estimated $32 million to Natural Operating expense in fiscal 2024. Natural operating expense rate decreased approximately 67 basis points primarily due to benefits from cost saving initiatives and the leveraging impact of higher sales, partially offset by higher rent and other occupancy costs primarily resulting from new leased distribution centers.

Conventional Adjusted EBITDA decreased 20.5% for fiscal 2025 as compared to fiscal 2024. The decrease was driven by a decrease in gross profit, partially offset by a decrease in operating expenses.

•Conventional Gross profit, which excludes the LIFO (benefit) charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $48 million. The 53rd week in fiscal 2024 contributed an estimated $29 million to Conventional Gross profit in fiscal 2024. Conventional gross profit rate decreased approximately 13 basis points primarily driven by recoveries from vendors related to legal settlements in fiscal 2024 and lower product margin rates, which were partially offset through supplier programs and the benefit of lower shrink expense.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $3 million. The 53rd week in fiscal 2024 contributed an estimated $25 million to Conventional Operating expense in fiscal 2024. Conventional operating expense rate increased approximately 15 basis points primarily due to higher costs associated with union and other employee benefits, transportation fleet and maintenance, and insurance, all of which were partially offset by benefits from cost saving initiatives.

Retail Adjusted EBITDA decreased $2 million to $6 million for fiscal 2025 as compared to fiscal 2024.

•Retail Gross profit, which excludes the LIFO (benefit) charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $25 million. The 53rd week in fiscal 2024 contributed an estimated $11 million to Retail Gross profit in fiscal 2024. Retail gross profit rate was approximately flat to fiscal 2024, while dollars decreased primarily due to lower sales volume and store closures, offset by a reduction in shrink.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $23 million. The 53rd week in fiscal 2024 contributed an estimated $11 million to Retail Operating expense in fiscal 2024. Retail operating expense rate was approximately flat to fiscal 2024 primarily driven by the deleveraging impact of lower sales and increases in labor costs, offset by operating efficiencies and lower costs from store closures.

Fiscal year ended August 3, 2024 (fiscal 2024) compared to fiscal year ended July 29, 2023 (fiscal 2023)

The updates to our segment reporting structure resulted in a recast of prior period financial information to conform with current period presentation, and as a result the following reflects an updated segment results discussion for fiscal 2024 compared to fiscal 2023.

Net Sales

The following table sets forth our Net sales by segment. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information. Within the following table, we have estimated the impact of the additional 53rd week in fiscal 2024 to provide more comparable financial results on a year-over-year basis.

	2024 (53 weeks)	2024 (53rd week estimated impact)	2024 (52 weeks)(1)	2023 (52 weeks)	Comparable 52-Week Increase (Decrease)(1)
(in millions except percentages)					$	%
Natural	$14,948	$280	$14,668	$14,164	$504	3.6%
Conventional	14,946	280	14,666	15,029	(363)	(2.4)%
Retail	2,436	45	2,391	2,480	(89)	(3.6)%
Eliminations	(1,350)	(23)	(1,327)	(1,401)	74	(5.3)%
Total Net sales	$30,980	$582	$30,398	$30,272	$126	0.4%
(1)Excludes the estimated impact of the 53rd week in fiscal 2024.

Natural Net sales increased $784 million, or 5.5%, to $14.9 billion in fiscal 2024, from $14.2 billion in fiscal 2023. The 53rd week in fiscal 2024 contributed an estimated $280 million to Natural Net sales. Excluding the impact of the 53rd week, Natural Net sales were $14.7 billion, an increase of approximately 3.6% from fiscal 2023. The increase in Natural Net sales was primarily driven by inflation and new business with existing customers. These increases were partially offset by a decline in unit volumes.

Conventional Net sales decreased $83 million, or 0.6%, to $14.9 billion in fiscal 2024, from $15.0 billion in fiscal 2023. The 53rd week in fiscal 2024 contributed an estimated $280 million to Conventional Net sales. Excluding the impact of the 53rd week, Conventional Net sales were $14.7 billion, a decrease of approximately 2.4% from fiscal 2023. The decrease in Conventional Net sales was primarily driven by a decline in unit volumes, which was partially offset by inflation and new business with existing customers.

Retail Net sales decreased $44 million, or 1.8%, to $2.4 billion in fiscal 2024, from $2.5 billion in fiscal 2023. The 53rd week in fiscal 2024 contributed an estimated $45 million to Retail Net sales. Excluding the impact of the 53rd week, Retail Net sales decreased approximately 3.6%, primarily due to lower volume and store closures. Identical store sales decreased 3.7%.

Lower eliminations of Net sales for fiscal 2024 as compared to fiscal 2023 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information.

(in millions)	2024 (53 weeks)	2023 (52 weeks)	Increase (Decrease)
Natural	$350	$328	$22
Conventional	219	301	(82)
Retail	8	72	(64)
Corporate and Other	(59)	(61)	2
Total Adjusted EBITDA(1)	$518	$640	$(122)
(1)Fiscal 2024 Adjusted EBITDA included an approximate $10 million benefit from the additional week. The estimated contribution from the additional week is calculated by taking one-fifth of Adjusted EBITDA for the last five-week period within the fourth quarter of fiscal 2024.

Natural Adjusted EBITDA increased 6.7% for fiscal 2024 as compared to fiscal 2023. The increase was driven by an increase in gross profit, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $60 million. The 53rd week in fiscal 2024 contributed an estimated $38 million to Natural Gross profit in fiscal 2024. Natural gross profit rate decreased approximately 32 basis points primarily driven by lower levels of procurement gains resulting from decelerating inflation, partially offset by the benefit of lower shrink expense.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $38 million. The 53rd week in fiscal 2024 contributed an estimated $32 million to Natural Operating expense in fiscal 2024. Natural operating expense rate decreased approximately 35 basis points primarily due to lower transportation costs and other operational supply chain efficiencies, partially offset by higher incentive compensation expense and higher occupancy-related costs.

Conventional Adjusted EBITDA decreased 27.2% for fiscal 2024 as compared to fiscal 2023. The decrease was driven by a decrease in gross profit, combined with an increase in operating expenses.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $62 million. The 53rd week in fiscal 2024 contributed an estimated $29 million to Conventional Gross profit in fiscal 2024. Conventional gross profit rate decreased approximately 35 basis points primarily driven by lower levels of procurement gains resulting from decelerating inflation, partially offset by the benefit of lower shrink expense and recoveries from vendors related to legal settlements.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $20 million. The 53rd week in fiscal 2024 contributed an estimated $25 million to Conventional Operating expense in fiscal 2024. Conventional operating expense rate increased approximately 18 basis points primarily due to higher incentive compensation expense and the deleveraging impact of lower sales on higher costs, partially offset by lower transportation costs.

Retail Adjusted EBITDA decreased 88.9% for fiscal 2024 as compared to fiscal 2023.

•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $44 million. The 53rd week in fiscal 2024 contributed an estimated $11 million to Retail Gross profit in fiscal 2024. Retail gross profit rate decreased approximately 132 basis points from margin rate investments intended to drive traffic and lower sales volume.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $20 million. The 53rd week in fiscal 2024 contributed an estimated $11 million to Retail Operating expense in fiscal 2024. Retail operating expense rate increased approximately 125 basis points primarily driven by the deleveraging impact of lower sales and higher fixed and variable costs.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of August 2, 2025 was $1,497 million and consisted of the following:
◦$1,453 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which increased $218 million from $1,235 million as of August 3, 2024, primarily due to a reduction of net borrowings under the ABL Credit Facility and an increase in the borrowing base; and
◦$44 million of cash and cash equivalents, which increased $4 million from $40 million as of August 3, 2024.
•Total debt decreased $223 million to $1,862 million as of August 2, 2025 from $2,085 million as of August 3, 2024, primarily related to debt repayments and a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures and investments.
•Working capital decreased $216 million to $821 million as of August 2, 2025 from $1,037 million as of August 3, 2024, primarily due to an increase in accounts payable to support higher purchasing levels combined with a decrease in inventory levels, partially offset by increases in accounts receivable from higher sales.

•In the fourth quarter of fiscal 2025, we made a voluntary prepayment of $100 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility.
•In connection with the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses, we paid $18 million in the fourth quarter of fiscal 2025 and an additional $18 million was paid subsequent to the end of fiscal 2025. Remaining installments totaling $17 million are expected to be paid in the first quarter of fiscal 2026.
•In fiscal 2026, scheduled debt maturities are expected to be $5 million. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2025, no prepayment from Excess Cash Flow in fiscal 2025 is required to be made on the Term Loan Facility in fiscal 2026.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2026 with internally generated funds and borrowings under the ABL Credit Facility.

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

Long-Term Debt

During fiscal 2025, we reduced borrowings under the ABL Credit Facility by a net $114 million, and made voluntary and mandatory prepayments on the Term Loan Facility totaling $116 million. Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

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

Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for further detail of our scheduled debt maturities by fiscal year and by debt instrument, which excludes debt prepayments that may be required from Excess Cash Flow (as defined in the Term Loan Agreement) generated or sales of mortgaged properties in fiscal 2026 or beyond. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2025, no prepayment from Excess Cash Flow in fiscal 2025 is required to be made on the Term Loan Facility in fiscal 2026.

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

As of August 2, 2025, we had an aggregate of $750 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 2.475% to 4.130%, with maturities between October 2025 and June 2028. The fair values of these interest rate derivatives represent a total net liability of $2 million as of August 2, 2025, and are subject to volatility based on changes in market interest rates. Refer to Note 8—Derivatives in Part II, Item 8 and Interest Rate Risk in Part II, Item 7A of this Annual Report for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of August 2, 2025, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2025 were $231 million compared to $345 million for fiscal 2024, a decrease of $114 million. Our capital spending for fiscal 2025 and 2024 principally included supply chain and information technology expenditures, including investments in growth initiatives and maintenance expenditures. Fiscal 2025 included $193 million of distribution center improvements, technology and other expenditures, including investments in automation, $20 million of Retail expenditures and $18 million of investments in new distribution centers. Fiscal 2024 included $280 million of distribution center improvements, technology and other expenditures, $41 million of investments in new distribution centers, primarily the new Manchester, Pennsylvania distribution center, and $24 million of Retail expenditures. Cloud technology implementation expenditures, which are included in operating activities in the Consolidated Statements of Cash Flows, were $7 million for fiscal 2025 compared to $25 million for fiscal 2024.

Fiscal 2026 capital and cloud implementation spending is expected to be approximately $250 million and includes technology platform investments and projects that automate and optimize our distribution network. The components of capital and cloud implementation expenditures for fiscal 2026 will be primarily dependent on the nature of certain contracts to be executed. We expect to finance fiscal 2026 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

(in millions)	2025 (52 weeks)	2024 (53 weeks)	Change
Net cash provided by operating activities	$470	$253	$217
Net cash used in investing activities	(218)	(342)	124
Net cash (used in) provided by financing activities	(248)	92	(340)
Effect of exchange rate on cash	—	—	—
Net increase in cash and cash equivalents	4	3	1
Cash and cash equivalents, at beginning of period	40	37	3
Cash and cash equivalents at end of period	$44	$40	$4

The increase in net cash provided by operating activities was primarily due to higher levels of cash generated by net working capital, primarily resulting from an increase in Accounts payable in fiscal 2025 related to higher purchasing levels to support higher sales levels.

The decrease in net cash used in investing activities was primarily due to lower payments for capital expenditures.

The increase in net cash used in financing activities was primarily due to an increase in net repayments of borrowings under the ABL Credit Facility resulting from the increase in net cash provided by operating activities and the decrease in net cash used in investing activities, as described above, partially offset by lower levels of repayments of long-term debt and finance leases.

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

Pension and Other Postretirement Benefit Obligations

We contributed $1 million and $1 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2025. In fiscal 2026, no minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions is expected to be made to other defined benefit pension plans and postretirement benefit plans in fiscal 2026. We fund our tax-qualified defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412 of the Internal Revenue Code. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense of $48 million, $47 million and $48 million in fiscal 2025, 2024 and 2023, respectively. In fiscal 2026, we expect to contribute approximately $50 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. If we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). As of August 2, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program. We did not repurchase any shares of our common stock in fiscal 2025.

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

Inventories

Inventories are predominantly valued at the lower of cost or market. Substantially all of our inventories consist of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on physical counts in our facilities. The majority of our inventory is valued under the LIFO method, which allows for matching of costs and revenues, as the current acquisition cost is used to value cost of goods sold as inventory is sold in an inflationary environment. During fiscal 2025 and fiscal 2024, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2025 and fiscal 2024 purchases, the effect of which decreased Cost of sales by approximately $28 million in fiscal 2025 and $15 million in fiscal 2024. If the first-in, first-out (“FIFO”) method had been used, Inventories, net, would have been higher by approximately $349 million and $351 million at August 2, 2025 and August 3, 2024, respectively. As of August 2, 2025, approximately $1.8 billion or 81% of inventory was valued under the LIFO method, before the application of any LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out method and primarily included meat, dairy and deli products. When holding inventory levels and mix constant, as of August 2, 2025, we estimate a 50 basis point increase in the inflation rate on our ending LIFO-based inventory would result in an $8 million increase in the LIFO charge on an annualized basis.

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25-basis point reduction in the discount rate would increase our projected pension benefit obligation by $32 million, as of August 2, 2025, and for fiscal 2025 would increase Net periodic benefit income by approximately $2 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets was 6.25% for fiscal 2025. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 7.5% based on returns from 2016 to 2025. Each 25-basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2025 by approximately $4 million.

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

Multiemployer pension plans

We contribute to various multiemployer pension plans based on obligations arising from collective bargaining agreements. These multiemployer pension plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees are typically responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration.

We continue to evaluate and address our potential exposure to underfunded multiemployer pension plans as it relates to our associates who are or were beneficiaries of these plans. In the future, we may consider opportunities to limit our exposure to underfunded multiemployer pension obligations by moving our active associates in such plans to defined contribution plans, and withdrawing from the pension plan or continuing to participate in the plans for prior obligations. As we continue to work to find solutions to underfunded multiemployer pension plans, it is possible we could incur withdrawal liabilities for certain additional multiemployer pension plan obligations in the future as we actively negotiate new collective bargaining agreements with a number of our unions in due course.

The American Rescue Plan Act (“ARPA”) established the Special Financial Assistance (“SFA”) Program for financially troubled multiemployer pension plans. Under ARPA, eligible multiemployer pension plans can apply to receive a cash payment intended to keep the plans solvent and able to pay pension benefits through the plan year ending 2051. As of the end of fiscal 2025, two plans in which we participate have received SFA, and one other plan in which we participate received SFA funding subsequent to the end of fiscal 2025. Although these liabilities are not a direct obligation or liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for more information relating to our participation in these multiemployer pension plans and to the actuarial assumptions used in determining pension and other postretirement liabilities and expenses.

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $100 million and $89 million as of August 2, 2025 and August 3, 2024, respectively.

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

In fiscal 2025, we recognized a $24 million non-cash asset impairment charge related to a distribution center in our East region.

Income taxes

We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized within the provision for income tax in the period that includes the enactment date.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations and is based on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Addressing these uncertainties requires judgment and estimates; however, actual results could differ, and we may be exposed to losses or gains. Our effective tax rate in a given financial statement period could be affected based on favorable or unfavorable tax settlements. Unfavorable tax settlements will generally require the use of cash and may result in an increase to our effective tax rate in the period of resolution. Favorable tax settlements may be recognized as a reduction to our effective tax rate in the period of resolution.

We regularly review our deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, we consider the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing and future taxable temporary differences, tax planning strategies, history of taxable income and projections of future income. We give more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods and a history of earnings. A valuation allowance is provided when we conclude, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period.

The OBBBA was signed into law on July 4, 2025. Accounting Standards Codification (“ASC”) 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The OBBBA includes numerous provisions that affect corporate taxation, including the immediate expensing of domestic research and development costs and modifying the interest expense limitation. Refer to Note 14—Income Taxes in Part II, Item 8 of this Annual Report for more information relating to effects of the new tax legislation on the Company.

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

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to SOFR. As of August 2, 2025, we estimate that a 100-basis point increase in the interest rates related to our variable rate borrowings would increase our annualized interest expense by approximately $6 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of August 2, 2025, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $9 million; while a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $9 million. Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of August 2, 2025, excluding any original issue and purchase accounting discounts and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity.

	August 2, 2025		Expected Fiscal Year of Maturity
	Fair Value	Total	2026	2027	2028	2029	2030	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,385	$1,382	$5	$1,004	$5	$5	$5	$358
Weighted average interest rate(1)		6.7%	9.1%	5.8%	9.1%	9.1%	9.1%	9.1%
Fixed rate—principal payments	$497	$500	$—	$—	$—	$500	$—	$—
Weighted average interest rate		6.8%	—%	—%	—%	6.8%	—%	—%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$—	$750	$200	$450	$100	$—	$—	$—
Weighted average pay rate		3.5%	2.8%	3.7%	4.1%	—%	—%	—%
Weighted average receive rate		3.4%	3.7%	3.4%	3.4%	—%	—%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

Investment Risk

The SUPERVALU INC. Retirement Plan holds investments in fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. Given the relationships between discount rates that impact the valuation of fixed income plan assets and the impact of discount rates in measuring plan obligations, the SUPERVALU INC. Retirement Plan is subject to less volatility in the net plan assets as a result of its prior investment de-risking compared to the plan assets before the investments were de-risked. As of August 2, 2025, a 10% unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2025, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2026 of $2 million and would have reduced Stockholders’ equity by $148 million on a pre-tax basis as of August 2, 2025.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of August 2, 2025, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of August 2, 2025 and August 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended August 2, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 2, 2025 and August 3, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 2, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the value of the defined benefit pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company sponsors a defined benefit pension plan, covering employees who meet certain eligibility requirements. The value of the defined benefit pension obligation at year end was $1.41 billion, offset by plan assets totaling $1.48 billion. The determination of the Company’s defined benefit pension obligation with respect to the plan is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate used.
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
Minneapolis, Minnesota
September 30, 2025

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for par values)

	August 2, 2025	August 3, 2024
ASSETS
Cash and cash equivalents	$44	$40
Accounts receivable, net	1,093	953
Inventories, net	2,095	2,179
Prepaid expenses and other current assets	191	230
Total current assets	3,423	3,402
Property and equipment, net	1,749	1,820
Operating lease assets	1,474	1,370
Goodwill	19	19
Intangible assets, net	576	649
Deferred income taxes	162	87
Other long-term assets	192	181
Total assets	$7,595	$7,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,875	$1,688
Accrued expenses and other current liabilities	319	288
Accrued compensation and benefits	227	197
Current portion of operating lease liabilities	173	181
Current portion of long-term debt and finance lease liabilities	8	11
Total current liabilities	2,602	2,365
Long-term debt	1,859	2,081
Long-term operating lease liabilities	1,400	1,263
Long-term finance lease liabilities	11	12
Pension and other postretirement benefit obligations	14	15
Other long-term liabilities	155	151
Total liabilities	6,041	5,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 63.1 shares issued and 60.6 shares outstanding at August 2, 2025; 62.0 shares issued and 59.5 shares outstanding at August 3, 2024	1	1
Additional paid-in capital	658	635
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(42)	(47)
Retained earnings	1,020	1,138
Total United Natural Foods, Inc. stockholders’ equity	1,551	1,641
Noncontrolling interests	3	—
Total stockholders’ equity	1,554	1,641
Total liabilities and stockholders’ equity	$7,595	$7,528

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended
	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)
Net sales	$31,784	$30,980	$30,272
Cost of sales	27,562	26,779	26,141
Gross profit	4,222	4,201	4,131
Operating expenses	4,117	4,100	3,973
Restructuring, acquisition and integration related expenses	94	36	8
Loss on sale of assets and other asset charges	42	57	30
Operating (loss) income	(31)	8	120
Net periodic benefit income, excluding service cost	(20)	(15)	(29)
Interest expense, net	146	162	144
Other income, net	(3)	(2)	(2)
(Loss) income before income taxes	(154)	(137)	7
Benefit for income taxes	(39)	(27)	(23)
Net (loss) income including noncontrolling interests	(115)	(110)	30
Less net income attributable to noncontrolling interests	(3)	(2)	(6)
Net (loss) income attributable to United Natural Foods, Inc.	$(118)	$(112)	$24

Basic (loss) earnings per share	$(1.95)	$(1.89)	$0.41
Diluted (loss) earnings per share	$(1.95)	$(1.89)	$0.40

Weighted average shares outstanding:
Basic	60.2	59.3	59.2
Diluted	60.2	59.3	60.7

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Fiscal Year Ended
	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)
Net (loss) income including noncontrolling interests	$(115)	$(110)	$30
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	6	(1)	(18)
Recognition of interest rate swap cash flow hedges, net of tax(2)	(2)	(15)	14
Foreign currency translation adjustments	1	(3)	(2)
Recognition of other cash flow derivatives, net of tax(3)	—	—	(2)
Total other comprehensive income (loss)	5	(19)	(8)
Less comprehensive income attributable to noncontrolling interests	(3)	(2)	(6)
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(113)	$(131)	$16
(1)Amounts are net of tax expense (benefit) of $2 million, $0 million and $(7) million, respectively.
(2)Amounts are net of tax (benefit) expense of $(1) million, $(5) million and $5 million, respectively.
(3)Amounts are net of tax benefit of $0 million, $0 million, and $(1) million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at July 30, 2022	58.9	$1	0.6	$(24)	$608	$(20)	$1,226	$1,791	$1	$1,792
Restricted stock vestings	2.1	—	—	—	(40)	—	—	(40)	—	(40)
Share-based compensation	—	—	—	—	38	—	—	38	—	38
Repurchases of common stock	—	—	1.9	(62)	—	—	—	(62)	—	(62)
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)	—	(8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	—	24	24	6	30
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	1.0	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	—	—	39	—	—	39	—	39
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Net (loss) income	—	—	—	—	—	—	(112)	(112)	2	(110)
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.1	—	—	—	(10)	—	—	(10)	—	(10)
Share-based compensation	—	—	—	—	37	—	—	37	—	37
Other comprehensive income	—	—	—	—	—	5	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	(4)	—	—	(4)	4	—
Net (loss) income	—	—	—	—	—	—	(118)	(118)	3	(115)
Balances at August 2, 2025	63.1	$1	2.5	$(86)	$658	$(42)	$1,020	$1,551	$3	$1,554
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in millions)	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)	July 29, 2023 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(115)	$(110)	$30
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	321	319	304
Share-based compensation	43	39	38
Gain on sale of assets	(4)	(7)	(9)
Long-lived asset impairment charges	25	43	25
Net pension and other postretirement benefit income	(20)	(15)	(29)
Deferred income tax benefit	(56)	(49)	(36)
LIFO (benefit) charge	(2)	7	119
Provision (recoveries) for losses on receivables	3	3	(1)
Loss on debt extinguishment	4	—	—
Non-cash interest expense and other adjustments	5	18	13
Changes in operating assets and liabilities
Accounts and notes receivable	(142)	(68)	327
Inventories	87	104	(57)
Prepaid expenses and other assets	276	(157)	(108)
Accounts payable	200	(81)	53
Accrued expenses and other liabilities	(155)	207	(45)
Net cash provided by operating activities	470	253	624
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(231)	(345)	(323)
Proceeds from dispositions of assets	30	25	16
Payments for investments	(17)	(22)	(32)
Net cash used in investing activities	(218)	(342)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	3,528	2,571	2,976
Proceeds from issuance of other loans	13	15	—
Repayments of borrowings under revolving credit line	(3,642)	(2,270)	(3,004)
Repayments of long-term debt and finance leases	(124)	(191)	(154)
Repurchases of common stock	—	—	(62)
Payments of employee restricted stock tax withholdings	(10)	(7)	(40)
Payments for debt issuance costs	(1)	(18)	—
Distributions to noncontrolling interests	(4)	(4)	(6)
Repayments of other loans	(8)	(2)	(2)
Other	—	(2)	—
Net cash (used in) provided by financing activities	(248)	92	(292)
EFFECT OF EXCHANGE RATE ON CASH	—	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	3	(7)
Cash and cash equivalents, at beginning of period	40	37	44
Cash and cash equivalents, at end of period	$44	$40	$37
Supplemental disclosures of cash flow information:
Cash paid for interest	$147	$159	$133
Cash payments (refunds) for federal, state and foreign income taxes, net	$4	$(14)	$(5)
Additions of property and equipment included in Accounts payable	$7	$21	$32
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

Effective for the fourth quarter of fiscal 2025, the Company updated its segment reporting structure to align with how the business is now operated and managed, following the divisional realignment and organizational changes that began during the second quarter of fiscal 2025. Prior periods have been recast to conform to the Company’s new reportable segments, which are as follows:

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

Refer to Note 16—Business Segments for additional information.

Cybersecurity Incident

In the fourth quarter of fiscal 2025, the Company became aware of unauthorized activity on certain information technology systems. The Company promptly activated its incident response plan and implemented containment measures, including proactively taking certain systems offline (the “Cybersecurity Incident”).

During fiscal 2025, the Company recognized expenses related to the Cybersecurity Incident in Gross profit and Operating expenses in the Consolidated Statements of Operations. The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company has submitted, and intends to continue to submit, claims to its insurers for reimbursement of some of the costs, expenses, and losses stemming from the Cybersecurity Incident and expects that the full claim and settlement process will extend throughout fiscal 2026. The timing of recognizing insurance recoveries will differ from the timing of recognizing the associated expenses.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2025, fiscal 2024 and fiscal 2023, or 2025, 2024 and 2023, as presented in tabular disclosure, relate to the 52-week, 53-week and 52-week fiscal periods ended August 2, 2025, August 3, 2024 and July 29, 2023, respectively. Fiscal 2024 contained 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks.

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

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,686 million, $1,674 million and $1,745 million for fiscal 2025, 2024 and 2023, respectively.

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

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges primarily includes losses (gains) on sales of assets, losses on sales of financial assets, and asset impairments. In fiscal 2025, the Company recorded an impairment charge related to its Allentown, Pennsylvania distribution center. Refer to Note 5—Property and Equipment, Net and Note 11—Leases for additional information on this impairment charge. In fiscal 2024, the Company recorded impairment charges related to one of its corporate-owned office locations, certain leased and owned distribution centers and certain retail store locations. Refer to Note 5—Property and Equipment, Net for additional information on these impairment charges. In fiscal 2023, the Company recorded an impairment charge related to intangible assets associated with its Blue Marble Brands portfolio. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information on this impairment charge.

Interest Expense, Net

Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, loss on debt extinguishment, interest expense on finance lease obligations, amortization of financing costs and discounts, and interest income.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of August 2, 2025 and August 3, 2024, the Company had net book overdrafts of $267 million and $243 million, respectively.

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

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. During fiscal 2025 and fiscal 2024, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2025 and fiscal 2024 purchases, the effect of which decreased Cost of sales by approximately $28 million in fiscal 2025 and $15 million in fiscal 2024. As of August 2, 2025 and August 3, 2024, approximately $1.8 billion and $1.9 billion, respectively, of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out (“FIFO”) method and primarily included meat, dairy and deli products. The LIFO reserve was $349 million and $351 million as of August 2, 2025 and August 3, 2024, respectively, which is recorded within Inventories, net on the Consolidated Balance Sheets.

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

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. The capitalized implementation costs associated with these cloud computing arrangements are included in Prepaid expenses and other current assets and Other long-term assets within the Consolidated Balance Sheets, and the related cash flows are included within operating activities in the Consolidated Statements of Cash Flows. Once a cloud computing arrangement is ready for its intended use, the capitalized implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised, and expensed in the same line item in the Consolidated Statements of Operations as the associated hosting fees. The net book value of these capitalized implementation costs was $52 million and $51 million as of August 2, 2025 and August 3, 2024, respectively. Amortization expense was $8 million, $4 million and $2 million for fiscal 2025, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized. A valuation allowance is established when necessary to reduce deferred tax assets to amounts that are more likely than not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Share-Based Compensation

Share-based compensation consists of time-based restricted stock units, performance-based restricted stock units and stock options. Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes Share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to Share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted stock units. The Company classifies certain restricted stock unit awards that can or will be settled in cash as liability awards. The fair value of liability-classified awards is remeasured at the end of each reporting period and adjustments resulting from remeasurement are recognized in earnings over the requisite service period. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes Share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

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

On September 21, 2022, our Board of Directors authorized a repurchase program for up to $200 million of the Company’s common stock over a term of four years (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased approximately 1.9 million shares of its common stock for a total cost of $62 million in fiscal 2023. The Company did not repurchase any shares of its common stock in fiscal 2025 or 2024. As of August 2, 2025, the Company had $138 million remaining authorized under the 2022 Repurchase Program. Refer to Note 9—Long-Term Debt for information on the Company’s credit facilities’ limitations on its ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

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

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 3.8% and 4.8% as of August 2, 2025 and August 3, 2024, respectively.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2025	2024	2023
Beginning balance	$89	$97	$98
Expense	66	57	52
Claim payments	(65)	(56)	(57)
Reclassifications	10	(9)	4
Ending balance	$100	$89	$97
The current portion of the self-insurance liability was $31 million and $33 million as of August 2, 2025 and August 3, 2024, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $69 million and $56 million as of August 2, 2025 and August 3, 2024, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $9 million and $12 million as of August 2, 2025 and August 3, 2024, respectively. Amounts due from insurance companies were $25 million and $33 million as of August 2, 2025 and August 3, 2024, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

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

Operating and finance lease assets are reviewed for impairment based on an ongoing review of circumstances that indicate the assets may no longer be recoverable, such as closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations, and other factors. The Company calculates operating and finance lease impairments using a discount rate to calculate the present value of estimated subtenant rentals that could be reasonably obtained for the property. Lease impairment charges for properties no longer used in operations are recorded as a component of Loss on sale of assets and other asset charges in the Consolidated Statements of Operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company adopted this standard in the fourth quarter of fiscal 2025, which resulted in additional disclosures in the notes to the consolidated financial statements. Refer to Note 16—Business Segments for additional information.

Recently Issued Accounting Pronouncements

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

Disaggregation of Revenues

Effective for the fourth quarter of fiscal 2025, the Company updated its segment reporting structure to align with how the business is operated and managed, following the divisional realignment and organizational changes announced during the second quarter of fiscal 2025. The Company disaggregates revenue by business division based on product and service offerings, and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 16—Business Segments for Net sales by reportable segment.

Sales to one customer in the Natural segment, which includes customers under common control, accounted for approximately 25%, 23% and 22% of the Company’s net sales for fiscal 2025, 2024 and 2023, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	August 2, 2025	August 3, 2024
Customer accounts receivable	$1,062	$936
Allowance for uncollectible receivables	(37)	(21)
Other receivables, net	68	38
Accounts receivable, net	$1,093	$953

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$3
Long-term notes receivable, net, included within Other long-term assets	$7	$7

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2025	2024	2023
Balance at beginning of year	$21	$17	$18
Provision for losses in Operating expenses	14	9	2
Reductions (increases) to Net sales	14	(2)	6
Write-offs charged against the allowance	(12)	(3)	(9)
Balance at end of year	$37	$21	$17

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of August 2, 2025 and August 3, 2024, was approximately $380 million and $322 million, respectively. As of the end of fiscal 2025, the agreement allows for the Company to sell up to a maximum amount of $500 million of accounts receivable. Net proceeds received are included within cash from operating activities in the Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $19 million and $21 million for fiscal 2025 and fiscal 2024, respectively, and is recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
Restructuring, acquisition and integration related expenses were as follows:

(in millions)	2025	2024	2023
Contract termination charges and costs	$53	$—	$—
Restructuring and integration costs	30	30	8
Closed property charges and costs, net	11	6	—
Total	$94	$36	$8

Contract Termination Charges and Costs

In fiscal 2025, the Company mutually agreed to terminate its supply agreement with a customer in the East region, pursuant to which the Company served as the customer’s primary grocery wholesaler in the Northeast. The supply agreement terminated on September 6, 2025, and the customer’s conventional products business in the Northeast transitioned to another wholesaler. In connection with this termination agreement, the Company incurred a $53 million charge for contract termination payments that was recorded in the fourth quarter of fiscal 2025. The first installment payment of $18 million was paid in the fourth quarter of fiscal 2025 and $35 million remained outstanding as of August 2, 2025. Subsequent to the end of fiscal 2025, an additional $18 million was paid and remaining installments are expected to be paid over a transition period ending in the first quarter of fiscal 2026.

Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2025 primarily relate to costs associated with certain employee severance and other employee separation costs and outsourcing certain corporate functions under restructuring initiatives. Restructuring and integration costs for fiscal 2024 and 2023 primarily relate to costs associated with certain employee severance and other employee separation costs.

Closed Property Charges and Costs

Closed property charges for fiscal 2025 and 2024 primarily relate to non-operating distribution centers as the Company optimizes its distribution center network, and non-operating retail stores.

The following table provides the activity of restructuring liabilities for fiscal 2025 and fiscal 2024, which are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Consolidated Balance Sheets:

(in millions)	Severance and other employee separation costs	Contract termination charges and costs
Balances at July 29, 2023	$5	$—
Restructuring-related charges	27	—
Cash settlements	(16)	—
Balances at August 3, 2024	16	—
Contract termination charges	—	53
Restructuring-related charges	20	—
Cash settlements	(26)	(18)
Balances at August 2, 2025	$10	$35

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2025	2024
Land		$113	$123
Buildings and improvements	10 - 40 years	1,003	1,034
Leasehold improvements	10 - 20 years	304	303
Equipment	3 - 25 years	1,663	1,477
Motor vehicles	5 - 8 years	48	50
Finance lease assets	1 - 9 years	38	51
Construction in progress		200	215
Property and equipment		3,369	3,253
Less accumulated depreciation and amortization		1,620	1,433
Property and equipment, net		$1,749	$1,820

The Company capitalized $9 million, $11 million and $5 million of interest during fiscal 2025, 2024 and 2023, respectively.

Depreciation and amortization expense on property and equipment was $250 million, $247 million and $232 million for fiscal 2025, 2024 and 2023, respectively.

In fiscal 2025, as a result of the expected loss in volume related to the termination of the Company’s supply agreement with a customer in the East region, the Company determined that it was more likely than not that it would discontinue operations at the Allentown, Pennsylvania distribution center. As a result, the Company conducted an impairment review and recorded a $24 million non-cash asset impairment charge during the third quarter of fiscal 2025, of which $11 million related to property and equipment. The fair value utilized in the Company’s impairment analysis was determined based on the income approach, and the impairment charge is recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations. Refer to Note 11—Leases for additional information.

In fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in fiscal 2024. The fair value utilized in the Company’s impairment review was determined based on the market approach, and the impairment charge is recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2024, the Company sold certain long-lived assets related to this corporate-owned office location for an amount that approximated its net book value at the time of the sale.

During the fourth quarter of fiscal 2024, the Company recorded a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations. During the third quarter of fiscal 2024, the Company recorded a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations. The impairment charges are recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations.

There were no property and equipment impairment charges recorded for fiscal 2023.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

Resulting from a change in reportable segments as described in Note 16—Business Segments, the Company reassessed its goodwill reporting units. As a result, certain reporting units were combined. The Company now has four goodwill reporting units: Natural, Conventional and Retail, which are each separate operating and reportable segments; and Woodstock Farms, which does not meet the criteria of an operating segment and is reported within the Natural segment.

In the fourth quarter of fiscal 2025, 2024 and 2023 the Company performed its annual goodwill qualitative impairment review and determined that a quantitative impairment test was not required for any of its reporting units.

Goodwill and Intangible Assets Changes

The Company’s Goodwill balance as of August 2, 2025 and August 3, 2024 was $19 million, net of accumulated goodwill impairment charges of $727 million, and was only attributable to the Natural reporting unit. There were no goodwill impairment charges during fiscal 2025, 2024 or 2023. Changes in the carrying value of Goodwill for fiscal 2025 and fiscal 2024 were due to changes in foreign exchange rates.

Identifiable intangible assets, net consisted of the following:

	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$472	$535	$1,007	$413	$594
Pharmacy prescription files	33	32	1	33	27	6
Operating lease intangibles	3	3	—	6	5	1
Trademarks and tradenames	85	70	15	88	65	23
Total amortizing intangible assets	1,128	577	551	1,134	510	624
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,153	$577	$576	$1,159	$510	$649

The Company performed annual qualitative reviews of its indefinite lived trademarks and tradenames in fiscal 2025 and 2024, which indicated a quantitative assessment was not required.

In the fourth quarter of fiscal 2023, the Company decided to rationalize certain of its brands within its Blue Marble Brands portfolio, resulting in an abandonment of certain brands and a shortened life of remaining brand-related intangible assets. These changes were part of an effort for the Company to focus on its core private brand offerings. As a result, the Company recorded a $25 million intangible asset impairment charge in fiscal 2023 and began amortizing the remaining intangible assets associated with its Blue Marble Brands portfolio. The fair values utilized in the Company’s quantitative assessment were determined using the income approach, discounting projected future net cash flows based on management’s expectations of the current and future operating environment for each brand. The impairment charge is recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations.

Amortization expense was $71 million, $72 million and $72 million for fiscal 2025, 2024 and 2023, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of August 2, 2025 is as shown below:

Fiscal Year:	(in millions)
2026	$66
2027	63
2028	61
2029	51
2030	48
Thereafter	262
$551

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at August 2, 2025
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—

		Fair Value at August 3, 2024
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Foreign currency derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Fuel derivatives designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$5	$—

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

	August 2, 2025		August 3, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$13	$8	$14	$8
Long-term debt, including current portion	$1,862	$1,882	$2,085	$2,072

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

Details of active swap contracts as of August 2, 2025, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
October 26, 2018	October 22, 2025	$50	2.8725%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8750%	One-Month Term SOFR	Monthly
November 16, 2018	October 22, 2025	50	2.8380%	One-Month Term SOFR	Monthly
January 24, 2019	October 22, 2025	50	2.4750%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1175%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1300%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.5965%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.6000%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	50	3.6000%	One-Month Term SOFR	Monthly
		$750

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (loss) (outside of earnings) in the Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified to earnings in Interest expense, net in the Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	Interest Expense, net
(In millions)	2025	2024	2023
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$146	$162	$144
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive (loss) income into earnings	$9	$19	$12

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at August 2, 2025	Fiscal Maturity Year	August 2, 2025	August 3, 2024
Term Loan Facility (1)	9.11%	2031	$383	$499
ABL Credit Facility (2)	5.79%	2027	999	1,113
Senior Notes (3)	6.75%	2029	500	500
Other secured loans	—%	2025	—	1
Debt issuance costs, net			(13)	(18)
Original issue discount on debt			(7)	(10)
Long-term debt, including current portion			1,862	2,085
Less: current portion of long-term debt			(3)	(4)
Long-term debt			$1,859	$2,081
(1) Face value before debt issuance costs of $4 million and $6 million, respectively and an original issue discount on debt of $7 million and $10 million, respectively.
(2) Face value before debt issuance costs of $5 million and $7 million, respectively.
(3) Face value before debt issuance costs of $4 million and $5 million, respectively.

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of August 2, 2025, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2026	$5	$127
2027	1,004	118
2028	5	68
2029	505	51
2030	5	34
2031 and thereafter	358	24
	$1,882	$422

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

Under the Term Loan Agreement, the Company may, at its option, increase the amount of the Term Loan Facility or add one or more additional tranches of term loans or revolving credit commitments, without the consent of any lenders not participating in such additional borrowings, up to an aggregate amount of $546 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of August 2, 2025 and August 3, 2024, there was $642 million and $686 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2025, no such prepayment will be required under the Term Loan Facility in fiscal 2026.

As of August 2, 2025, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

On May 5, 2025, the Company made a voluntary prepayment of $100 million on the Term Loan Facility funded with incremental borrowings under the ABL Credit Facility. In connection with this prepayment, the Company incurred a loss on debt extinguishment of $4 million related to unamortized debt issuance costs, unamortized original issue discount and the required 1.00% prepayment premium, which was recorded within Interest expense, net in the Consolidated Statements of Operations in the fourth quarter of fiscal 2025.

On May 30, 2025, the Company made a voluntary prepayment of $10 million and a mandatory prepayment of $1 million on the Term Loan Facility with proceeds from the sale of the Billings, Montana distribution center.

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

	Range of Facility Rates and Fees (per annum)	August 2, 2025
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	August 2, 2025	August 3, 2024
Certain inventory assets included in Inventories, net	$1,830	$1,915
Certain receivables included in Accounts receivable, net	780	611
Pharmacy prescription files included in Intangible assets, net	1	6
Total	$2,611	$2,532

As of August 2, 2025, the borrowing base was $2,636 million, reflecting the advance rates described above and $105 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,636 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	August 2, 2025
Total availability for ABL loans and letters of credit	$2,636
ABL loans outstanding	999
Letters of credit outstanding	184
Unused credit	$1,453

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

NOTE 10—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2025, 2024 and 2023 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive income (loss) at July 30, 2022	$2	$(3)	$(19)	$—	$(20)
Other comprehensive (loss) income before reclassifications	—	(20)	(2)	23	1
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	(2)	—	—	(9)	(11)
Net current period Other comprehensive (loss) income	(2)	(18)	(2)	14	(8)
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive (loss) income before reclassifications	(2)	(3)	(3)	(1)	(9)
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	(14)	(12)
Net current period Other comprehensive (loss) income	—	(1)	(3)	(15)	(19)
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive (loss) income before reclassifications	(1)	5	1	4	9
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	1	—	—	(6)	(5)
Net current period Other comprehensive income (loss)	—	6	1	(2)	5
Accumulated other comprehensive loss at August 2, 2025	$—	$(16)	$(23)	$(3)	$(42)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

(in millions)	2025	2024	2023	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit (income) cost(1)	$1	$2	$3	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	(1)	Benefit for income taxes
Total reclassifications, net of tax	$1	$2	$2

Swap agreements:
Reclassification of cash flow hedge	$(9)	$(19)	$(12)	Interest expense, net
Income tax expense	3	5	3	Benefit for income taxes
Total reclassifications, net of tax	$(6)	$(14)	$(9)

Other cash flow hedges:
Reclassification of cash flow hedge	$2	$2	$(3)	Cost of sales
Income tax (benefit) expense	(1)	—	1	Benefit for income taxes
Total reclassifications, net of tax	$1	$2	$(2)
(1)Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost and reclassification of net actuarial gain loss as reflected in Note 13—Benefit Plans.

As of August 2, 2025, the Company expects to reclassify a de minimis amount related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	August 2, 2025	August 3, 2024
Operating lease assets	Operating lease assets	$1,474	$1,370
Finance lease assets	Property and equipment, net	15	16
Total lease assets		$1,489	$1,386

Operating liabilities	Current portion of operating lease liabilities	$173	$181
Finance liabilities	Current portion of long-term debt and finance lease liabilities	5	7
Operating liabilities	Long-term operating lease liabilities	1,400	1,263
Finance liabilities	Long-term finance lease liabilities	11	12
Total lease liabilities		$1,589	$1,463

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2025	2024	2023
Operating lease cost	Operating expenses	$316	$298	$261
Short-term lease cost	Operating expenses	6	10	17
Variable lease cost	Operating expenses	94	87	73
Sublease income	Operating expenses	(4)	(5)	(8)
Sublease income	Net sales	(7)	(10)	(14)
Other sublease income, net	Restructuring, acquisition and integration related expenses(1)	6	—	(1)
Net operating lease cost		411	380	328
Amortization of leased assets	Operating expenses	6	6	7
Interest on lease liabilities	Interest expense, net	2	2	3
Finance lease cost		8	8	10
Total net lease cost		$419	$388	$338
(1)Includes $32 million, $28 million and $27 million of lease expense in fiscal 2025, 2024 and 2023, respectively, and $(26) million, $(28) million, and $(28) million of lease income in fiscal 2025, 2024 and 2023, respectively, that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

As discussed in Note 5—Property and Equipment, Net, the Company recorded a $24 million non-cash asset impairment charge related to our Allentown, Pennsylvania distribution center during the third quarter of fiscal 2025, of which $13 million related to operating lease assets. The impairment charge is recorded within Loss on sale of assets and other asset charges in the Consolidated Statements of Operations.

During fiscal 2025, the Company entered into a lease agreement for a new distribution center in Sarasota, Florida. We recognized a $118 million right-of-use asset and operating lease liability for this distribution center in the Consolidated Balance Sheets upon its commencement in the first quarter of fiscal 2025.

During fiscal 2023, the Company entered into a lease agreement for a new distribution center in Manchester, Pennsylvania. We recognized a $205 million right-of-use asset and operating lease liability for this distribution center in the Consolidated Balance Sheets upon its commencement in the second quarter of fiscal 2024.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of August 2, 2025, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases (2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2026	$311	$6	$(31)	$—	$280	$6
2027	254	4	(23)	—	231	4
2028	259	3	(20)	—	239	3
2029	227	3	(15)	—	212	3
2030	223	2	(12)	—	211	2
Thereafter	1,258	2	(25)	—	1,233	2
Total undiscounted lease liabilities and receipts	$2,532	$20	$(126)	$—	$2,406	$20
Less interest(3)	(959)	(4)
Present value of lease liabilities	1,573	16
Less current lease liabilities	(173)	(5)
Long-term lease liabilities	$1,400	$11
(1)There were no operating leases for which the extension options are reasonably certain of being exercised, nor were there any excluded legally binding minimum lease payments for leases signed but not yet commenced.
(2)There were no finance leases for which the extension options are reasonably certain of being exercised, nor were there any excluded legally binding minimum lease payments for leases signed but not yet commenced.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	August 2, 2025	August 3, 2024
Weighted-average remaining lease term (years)
Operating leases	9.9 years	9.9 years
Finance leases	4.6 years	4.1 years
Weighted-average discount rate
Operating leases	9.6%	9.4%
Finance leases	9.6%	9.9%

Other Information
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$311	$284	$249
Operating cash flows from finance leases	$2	$2	$2
Financing cash flows from finance leases	$7	$12	$10
Leased assets obtained in exchange for new finance lease liabilities	$5	$8	$—
Leased assets obtained in exchange for new operating lease liabilities	$321	$361	$237

NOTE 12—SHARE-BASED AWARDS

As of August 2, 2025, the Company had restricted stock awards and performance share units outstanding under the 2020 Equity Incentive Plan, as amended and restated from time to time (the “2020 Equity Incentive Plan”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee thereof. As of August 2, 2025, the Company had 2.6 million shares authorized and available for grant under the 2020 Equity Incentive Plan.

Share-Based Compensation Expense

The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2025	2024	2023
Restricted stock awards	$33	$33	$35
Performance-based share awards	10	4	3
Share-based compensation expense recorded in Operating expenses	43	37	38
Income tax benefit	(12)	(10)	(10)
Share-based compensation expense, net of tax	$31	$27	$28

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses	$—	$2	$—
Income tax benefit	—	(1)	—
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$—	$1	$—

Vesting requirements for awards are generally at the discretion of the Company’s Board of Directors or the Compensation Committee thereof. Time-based vesting awards for employees typically vest in three equal installments. The Board of Directors has adopted a policy in connection with the 2020 Equity Incentive Plan that sets forth grant, vesting and settlement dates for equity awards, a one-year vesting period for awards issued to non-employee directors, and a three-year equal installment vesting period for designated employee restricted stock awards. Performance awards have a three-year cliff vest, subject to achievement of the performance objective. As of August 2, 2025, there was $82 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. Restricted stock units include liability-classified awards granted during fiscal 2025, that can or will be settled in cash. Liability-classified awards are remeasured at the end of each reporting period. The Company recorded total liabilities for cash-settled share-based compensation awards of $6 million as of August 2, 2025, of which the entire amount was classified as current. The Company had no liabilities for cash-settled share-based compensation awards as of August 3, 2024. No amounts were paid related to settlement for liability-classified awards in fiscal 2025, 2024 or 2023.

The following summary presents information regarding restricted stock units and performance share units:

	Equity-Classified		Liability-Classified
	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at July 30, 2022	4.9	$20.02	—	$—
Granted	1.7	35.01	—	—
Vested	(3.1)	35.48	—	—
Forfeited/Canceled	(0.3)	21.55	—
Outstanding at July 29, 2023	3.2	32.11	—	—
Granted	3.7	15.99	—	—
Vested	(1.5)	14.56	—	—
Forfeited/Canceled	(0.8)	10.42	—	—
Outstanding at August 3, 2024	4.6	22.66	—	—
Granted	1.2	26.26	0.9	26.18
Vested	(1.6)	23.70	—	26.59
Forfeited/Canceled	(0.5)	20.02	(0.1)	27.32
Outstanding at August 2, 2025	3.7	$21.83	0.8	$27.01

(in millions)	2025	2024	2023
Intrinsic value of restricted stock units vested	$37	$22	$113

Performance-Based Share Awards

During fiscal 2025, the Company granted 0.5 million equity-classified performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.5 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $28.22. These performance units are tied to 3-year cumulative fiscal 2025, 2026 and 2027 performance metrics, including adjusted earnings per share (“EPS”) and free cash flow. An insignificant amount of performance share units granted in fiscal 2025 were forfeited during fiscal 2025.

During fiscal 2024, the Company granted 0.8 million equity-classified performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 1.0 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $16.38. These performance units are tied to fiscal 2024, 2025 and 2026 performance metrics, including adjusted EPS growth and adjusted return on invested capital (“ROIC”). An insignificant amount of performance share units granted in fiscal 2024 were forfeited during fiscal 2025.

During fiscal 2023, the Company granted 0.4 million equity-classified performance share units, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.4 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $36.87. These performance units were tied to fiscal 2023, 2024 and 2025 performance metrics, including adjusted EPS growth and adjusted ROIC. An insignificant amount of performance share units granted in fiscal 2023 were forfeited during fiscal 2025.

Stock Options

The Company did not grant options in fiscal 2025, 2024 or 2023. The following summary presents information regarding outstanding stock options as of August 2, 2025 and changes during the fiscal year then ended:

	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	0.1	$58.45	0.6 years
Exercised	—	—
Canceled	(0.1)	58.45
Outstanding at end of year	—	—	0.0 years	$—
Exercisable at end of year	—	$—	0.0 years	$—

The aggregate intrinsic value of options exercised was $0 million for each of the fiscal 2025, 2024 and 2023 years.

NOTE 13—BENEFIT PLANS

The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan and certain supplemental executive retirement plans. All of these plans are closed to new participants. Service crediting in the SUPERVALU INC. Retirement Plan ended for all participants as of December 31, 2007, and pay increases were reflected in the amount of benefits accrued in this plan until December 31, 2012. Approximately 62% of the 10,768 union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2025		2024
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit obligation at beginning of year	$1,505	$11	$1,545	$11
Actuarial gain	(50)	(1)	(14)	—
Benefits paid	(107)	(1)	(100)	(1)
Interest cost	70	1	74	1
Benefit obligation at end of year	1,418	10	1,505	11
Changes in Plan Assets
Fair value of plan assets at beginning of year	1,534	—	1,559	—
Actual return on plan assets	48	—	74	—
Benefits paid	(107)	(1)	(100)	(1)
Employer contributions	1	1	1	1
Fair value of plan assets at end of year	1,476	—	1,534	—
Funded (unfunded) status at end of year	$58	$(10)	$29	$(11)

The actuarial gain on projected pension benefit obligations in fiscal 2025 was primarily the result of a 28 basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan. The actuarial gain on projected pension benefit obligations in fiscal 2024 was primarily the result of an 8 basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan.

The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
August 2, 2025:
Fair value of plan assets at end of year	$1,476	$—	$1,476
Benefit obligation at end of year	(1,413)	(5)	(1,418)
Funded (unfunded) status at end of year	$63	$(5)	$58

	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
August 3, 2024:
Fair value of plan assets at end of year	$1,534	$—	$1,534
Benefit obligation at end of year	(1,499)	(6)	(1,505)
Funded (unfunded) status at end of year	$35	$(6)	$29

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2025		2024		2023
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected return on plan assets	$(92)	$—	$(92)	$—	$(95)	$—
Interest cost	70	1	74	1	63	—
Amortization of prior service cost	—	2	—	3	—	3
Amortization of net actuarial gain	—	(1)	—	(1)	—	—
Net periodic benefit (income) cost	(22)	2	(18)	3	(32)	3
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	(6)	(1)	3	—	29	(1)
Amortization of prior service cost	—	(2)	—	(3)	—	(3)
Amortization of net actuarial loss	—	1	—	1	—	—
Total (benefit) expense recognized in Other comprehensive income (loss)	(6)	(2)	3	(2)	29	(4)
Total (benefit) expense recognized in net periodic benefit (income) cost and Other comprehensive income (loss)	$(28)	$—	$(15)	$1	$(3)	$(1)

Amounts recognized in the Consolidated Balance Sheets as of August 2, 2025 and August 3, 2024 consist of the following:

	August 2, 2025		August 3, 2024
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$63	$—	$35	$—
Pension and other postretirement benefit obligations	(5)	(9)	(5)	(10)
Accrued compensation and benefits	—	(1)	(1)	(1)
Total	$58	$(10)	$29	$(11)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit (income) cost consisted of the following:

	2025	2024	2023
Benefit obligation assumptions:
Discount rate	5.37% - 5.43%	5.09% - 5.12%	5.01% - 5.03%
Net periodic benefit (income) cost assumptions:
Discount rate	5.09% - 5.12%	5.01% - 5.03%	4.20% - 4.26%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	6.25%	6.25%	6.00%
Interest credit	5.00%	5.00%	5.00%
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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 8.30% as of August 2, 2025. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2035, until it reaches the ultimate trend rate of 4.50%. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.60% as of August 2, 2025.

Pension Plan Assets

Pension plan assets are held in a master trust and invested in separately managed accounts and commingled investment vehicles holding fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities. The Company employs a liability hedging approach, targeting a level of risk commensurate with keeping pace with the long-term cost of funding plan liabilities. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2025	2024
Fixed income	85.0%	84.9%	85.9%
Domestic equity	6.9%	6.9%	5.5%
Private equity	2.0%	2.5%	3.3%
International equity	4.1%	4.1%	3.7%
Real estate	2.0%	1.6%	1.6%
Total	100.0%	100.0%	100.0%

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

The fair value of assets held in the master trust for defined benefit pension plans as of August 2, 2025, by asset category, consisted of the following (in millions):

	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$49	$—	$—	$—	$49
Common collective trusts	—	523	—	—	523
Corporate bonds	—	573	—	—	573
Government securities	—	148	—	—	148
Mortgage-backed securities	—	25	—	—	25
Other	94	4	—	—	98
Private equity and real estate partnerships	—	—	—	60	60
Total plan assets at fair value	$143	$1,273	$—	$60	$1,476

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

Contributions

No minimum pension contributions were required to be made under the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2025. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2026.

The Company funds its defined benefit pension plans based on the minimum contribution required under the Internal Revenue Code, ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by our external actuarial consultant, and additional contributions made at its discretion. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2026	$114	$1
2027	114	1
2028	114	1
2029	114	1
2030	113	1
Years 2031-2035	548	4

Defined Contribution Plan

The Company sponsors a defined contribution and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax Roth basis. The Company matches a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plan is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for this plan were $31 million, $30 million and $30 million for fiscal 2025, 2024 and 2023, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

As of August 2, 2025 there was $3 million of Accrued compensation and benefits and $1 million of Other long-term liabilities recognized in the Consolidated Balance Sheets. As of August 3, 2024 there was $3 million of Accrued compensation and benefits and $2 million of Other long-term liabilities.

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
•If the Company chose to stop participating in some multiemployer plans, or to make market exits or closures or otherwise have participation in the plan drop below certain levels, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status relates to the plans’ most recent fiscal year-end for which information is available. The zone status is based on information that we received from the plan or that the plan otherwise makes available and is annually certified by each plan’s actuary. Among other factors, deep red zone status or critical and declining plans are generally less than 65% funded and are projected to become insolvent within 15 to 20 years, red zone status plans are generally less than 65% funded and are considered in critical status, yellow zone status plans are less than 80% funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. The American Rescue Plan Act of 2021 (“ARPA”) established the Special Financial Assistance (“SFA”) Program to permit financially troubled multiemployer plans to apply to receive a cash payment intended to keep plans solvent and able to pay benefits through 2051. As of August 2, 2025, two plans in which the Company participates have received SFA, and one other plan in which the Company participates received SFA subsequent to the end of fiscal 2025.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. The collective bargaining agreements specify the contribution rates per unit to these plans and do not specify a minimum dollar amount.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2024.

The following table contains information about the Company’s significant multiemployer plans from which the Company has not withdrawn (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	Most Recent Available	FIP/RP Status Pending/Implemented	2025	2024	2023	Surcharges Imposed(1)
Teamsters Retirement Pension Plan (f/k/a/ Minneapolis Food Distributing Industry Pension Plan)	416047047-001	12/31	Green	No	$11	$11	$12	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Red	Implemented	10	11	13	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	3	3	3	NA
Central States, Southeast & Southwest Areas Pension Plan	366044243-001	12/31	Red	Implemented	5	5	5	No
UFCW Unions and Participating Employers Pension Plan	526117495-002	12/31	Red	Implemented	3	3	3	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	14	12	10	No
All Other Multiemployer Pension Plans(2)					2	2	2
Total					$48	$47	$48
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

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2024
Teamsters Retirement Pension Plan (f/k/a/ Minneapolis Food Distributing Industry Pension Plan)	5/31/2026	1	5/31/2026	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/4/2028	1	3/4/2028	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund	3/4/2028	1	3/4/2028	100.0%	☒
Central States, Southeast and Southwest Areas Pension Fund	6/1/2026 - 9/15/2029	4	5/31/2029	59.2%	☐
UFCW Unions and Participating Employers Pension Fund	7/11/2026	2	7/11/2026	74.9%	☒
Western Conference of Teamsters Pension Plan Trust	9/20/2026 - 2/28/2029	17	3/20/2027	36.8%	☐
(1)    Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees represented under the applicable collective bargaining agreements.

As of August 2, 2025, accrued multiemployer pension plan withdrawal liabilities included in Other long-term liabilities and Accrued compensation and benefits were $61 million and $6 million, respectively, for 13 multiemployer plans. As of August 3, 2024 amounts included in Other long-term liabilities and Accrued compensation and benefits were $66 million and $6 million, respectively. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

Multiemployer Benefit Plans Other than Pensions

The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. With respect to most multiemployer health and welfare plans to which the Company contributes, contribution amounts to postretirement benefit plans are not able to be separated from contribution amounts paid to benefit active employees.

The Company contributed $90 million, $88 million and $85 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of August 2, 2025, we had approximately 25,600 employees. Approximately 10,768 employees are covered by 57 collective bargaining agreements, including existing agreements under negotiation. During fiscal 2025, 10 collective bargaining agreements covering approximately 3,385 employees were renegotiated, including 1 collective bargaining agreement that had expired in fiscal 2024 but was negotiated in fiscal 2025. Additionally, 10 new collective bargaining agreements covering approximately 1,119 employees were negotiated. During fiscal 2026, 12 collective bargaining agreements covering approximately 3,381 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax Benefit

For fiscal 2025, (loss) income before income taxes consists of $(163) million from U.S. operations and $9 million from foreign operations. (Loss) income before income taxes for fiscal 2024 consists of $(145) million from U.S. operations and $8 million from foreign operations. (Loss) income before income taxes for fiscal 2023 consists of ($1) million from U.S. operations and $8 million from foreign operations.

The income tax benefit was allocated as follows:

(in millions)	2025	2024	2023
Income tax benefit	$(39)	$(27)	$(23)
Other comprehensive income (loss)	2	(6)	(2)
Total	$(37)	$(33)	$(25)

Total federal, state and foreign income tax benefit consists of the following:

(in millions)	Current	Deferred	Total
Fiscal 2025
U.S. Federal	$11	$(42)	$(31)
State and Local	3	(14)	(11)
Foreign	3	—	3
	$17	$(56)	$(39)
Fiscal 2024
U.S. Federal	$15	$(41)	$(26)
State and Local	5	(8)	(3)
Foreign	2	—	2
	$22	$(49)	$(27)
Fiscal 2023
U.S. Federal	$23	$(36)	$(13)
State and Local	(11)	(1)	(12)
Foreign	1	1	2
	$13	$(36)	$(23)

Total income tax benefit was different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

(in millions)	2025	2024	2023
Computed “expected” tax expense	$(32)	$(29)	$1
State and local income tax, net of Federal income tax benefit	(10)	(9)	(1)
Non-deductible expenses	3	2	3
Tax effect of share-based compensation	—	5	(9)
General business credits	(4)	(2)	(8)
Unrecognized tax benefits	—	—	(16)
Enhanced inventory donations	(1)	(1)	(1)
Changes in valuation allowance	7	6	4
Other, net	(2)	1	4
Total income tax benefit	$(39)	$(27)	$(23)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of period	$7	$11	$19
Unrecognized tax benefits added during the period	2	1	5
Decreases in unrecognized tax benefits due to statute expiration	—	(3)	(5)
Decreases in unrecognized tax benefits due to settlements	(1)	(2)	(8)
Unrecognized tax benefits at end of period	$8	$7	$11

In addition, the Company has nothing paid on deposit to any governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2025, 2024 and 2023, total accrued interest and penalties was $2 million, $2 million and $1 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of August 2, 2025, the Company is no longer subject to comprehensive federal income tax examinations for fiscal years before 2016 and in most states is no longer subject to state income tax examinations for fiscal years before 2016 for Supervalu and the Company. Due to the implementation of the CARES Act, net operating losses were carried back into fiscal years 2014 and 2015, which extends the federal statute of limitations on those years up to the amount of the carryback claim.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by approximately $5 million during the next 12 months.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 2, 2025 and August 3, 2024 are presented below:

(in millions)	August 2, 2025	August 3, 2024
Deferred tax assets:
Compensation and benefits related	$33	$35
Accounts receivable, principally due to allowances for uncollectible accounts	9	4
Accrued expenses	39	27
Capitalized research and development	56	49
Net operating loss carryforwards	18	13
Other tax carryforwards	107	59
Foreign tax credits	1	1
Intangible assets	37	45
Lease liabilities	414	381
Interest rate swap agreements	1	—
Other deferred tax assets	3	1
Total gross deferred tax assets	718	615
Less valuation allowance	(17)	(9)
Net deferred tax assets	$701	$606
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$126	$133
Inventories	25	25
Lease right of use assets	388	361
Total deferred tax liabilities	539	519
Net deferred tax assets	$162	$87

Tax Credits and Valuation Allowances

At August 2, 2025, the Company had gross deferred tax assets of approximately $718 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of August 2, 2025, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits, charitable contribution carryovers and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its charitable contribution carryovers, state net operating losses and foreign tax credits that, in the Company’s judgment, are not likely to be realized within the applicable recovery periods.

At August 2, 2025, the Company had net operating loss carryforwards of approximately $0.2 million for federal income tax purposes that are subject to an annual limitation of approximately $0.1 million under Internal Revenue Code Section 382. These Section 382-limited carryforwards expire at various times through fiscal year 2027. As of August 2, 2025, the Company anticipates sufficient future taxable income over the periods in which the net operating losses can be utilized. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of net operating losses for federal purposes appears more likely than not at August 2, 2025 and correspondingly no valuation allowance has been established.

At August 2, 2025, the Company had gross disallowed charitable contribution carryforwards of approximately $76 million that are available for carryforward over five years. As of August 2, 2025, the Company anticipates sufficient future taxable income to utilize $37 million of these gross charitable contribution carryovers within the applicable five-year carryforward periods. The Company has established a valuation allowance against the gross $39 million of charitable contribution carryovers that, in the Company’s judgment, are not likely to be realized within the applicable recovery period.

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

One Big Beautiful Bill Act

The One, Big, Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The OBBBA includes numerous provisions that affect corporate taxation, including the immediate expensing of domestic research and development costs and modifying the interest expense limitation. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. The impact of these changes required the Company to re-evaluate its deferred taxes and subsequently record an increase in the valuation allowance of $7 million in the quarter related to future anticipated expirations of charitable carryovers. The provisions in the legislation are generally effective for the Company beginning in fiscal 2026 and is ultimately expected to decrease its fiscal 2026 cash tax payments, due to the increase in the interest expense limitation to tax EBITDA and the current expensing of domestic research costs.

Effective Tax Rate

The Company’s effective tax rate was a benefit rate of 25.3% on pre-tax loss for fiscal 2025 as compared to benefit rate of 19.7% on pre-tax loss for fiscal 2024 and a benefit rate of 328.6% on pre-tax income for fiscal 2023. For fiscal 2023, the effective tax rate was impacted by solar credits, including the tax credit impact of a fiscal 2023 investment in an equity method partnership and solar credits associated with a solar array installation at the Company’s Howell Township, New Jersey facility. The effective tax rate was also impacted by the recognition of previously unrecognized tax benefits and excess tax deductions attributable to share-based compensation. The combined impact of these fiscal 2023 tax benefits exceeded pre-tax income, generating an overall tax benefit rate for fiscal 2023. For fiscal 2024, the effective tax rate was impacted by non-deductible share-based compensation and the establishment of valuation allowances against deferred tax assets with limited lives. For fiscal 2025, the effective tax rate was impacted by the establishment of valuation allowances against deferred tax assets with limited lives resulting from the OBBBA, partially offset by the tax credit impact of a fiscal 2025 investment in an equity method partnership.

NOTE 15—(LOSS) EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

(in millions, except per share data)	2025	2024	2023
Basic weighted average shares outstanding	60.2	59.3	59.2
Net effect of dilutive stock awards based upon the treasury stock method	—	—	1.5
Diluted weighted average shares outstanding	60.2	59.3	60.7

Basic (loss) earnings per share(1)	$(1.95)	$(1.89)	$0.41
Diluted (loss) earnings per share(1)	$(1.95)	$(1.89)	$0.40

Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	3.1	2.1	0.8
(1)(Loss) earnings per share amounts are calculated using actual unrounded figures.

NOTE 16—BUSINESS SEGMENTS

The Company regularly monitors for events or circumstances that would indicate a change in reportable segments. Effective for the fourth quarter of fiscal 2025, the Company restructured its internal financial reporting and management processes to align with its new product-centered divisional structure, which required the Company to reevaluate its operating segments. Based on the changes to the commercial wholesale organizational structure and how the Company’s CODM assesses performance and makes decisions about the allocation of resources to each operating segment, operations previously reported in Wholesale are now included in the Natural and Conventional segments, and certain operations previously reported in Other are now included in the Natural segment. The Company now has three reportable segments: Natural, Conventional and Retail. Prior periods have been recast to conform to the Company’s new reportable operating segments. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Natural reportable segment is engaged in the wholesale distribution of natural, organic and specialty grocery and non-food products and services and includes the Company’s portfolio of natural owned brands and natural and organic snack food manufacturing business. The Conventional reportable segment is engaged in the wholesale distribution of conventional grocery and non-food products and services and includes the Company’s portfolio of conventional owned brands. The Retail reportable segment derives revenues from the sale of groceries and other products at the Company’s grocery and liquor stores operating under the Cub® Foods and Shoppers® banners. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Intersegment transactions are generally recorded at amounts that approximate market value.

The Company’s CODM is the Chief Executive Officer. The Company’s CODM uses segment Adjusted EBITDA as the measure of segment profitability to assess the performance and core business trends of each segment through regular review of financial information, and when making decisions about the allocation of resources to each segment. The Company’s CODM uses segment Adjusted EBITDA primarily as a part of the annual budget and forecasting process. Segment Adjusted EBITDA includes revenues and costs attributable to each of the respective business segments and certain allocated corporate expenses, based on the segment’s estimated consumption of corporately managed resources.

During the fourth quarter of fiscal year 2025, the Company updated allocation methodologies for its measure of segment Adjusted EBITDA to exclude a portion of centrally-managed corporate functions, which include, but are not limited to, corporate legal operations, investor relations, treasury, certain enterprise-wide information technology and other corporate operating expenses that are not integral to segment performance and are included in Corporate and Other. The prior period segment financial results have been recast to conform to the current allocation methodology. This change did not impact the Company’s previously reported consolidated results. Corporate and Other excludes items such as restructuring, acquisition and integration related expenses and share-based compensation. These items are excluded from the definition of Adjusted EBITDA and are added back to reconcile segment Adjusted EBITDA to (Loss) income before income taxes.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance or allocate resources based on segment assets. Additionally, the Company does not record its revenues within its Natural nor Conventional reportable segments for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

The following tables provide financial information for each reportable segment and Corporate and Other, along with a reconciliation to (Loss) income before income taxes:

	2025
(in millions)	Natural	Conventional	Retail	Corporate and Other	Consolidated Totals
Net sales (revenues from external customers)	$15,964	$13,478	$2,342	$—	$31,784
Intersegment Net sales	53	1,189	—	—	1,242
	16,017	14,667	2,342	—	$33,026
Elimination of intersegment Net sales					(1,242)
Net sales					$31,784

Less:
Cost of sales(1)	13,904	13,137	1,746	—
Distribution expenses(1)	1,263	1,003	—	—
Other(2)	408	353	590	70
Adjusted EBITDA	442	174	6	(70)	$552

Adjustments:
Net income attributable to noncontrolling interests					3
Net periodic benefit income, excluding service cost					20
Interest expense, net					(146)
Other income, net					3
Depreciation and amortization					(321)
Share-based compensation					(43)
LIFO benefit					2
Restructuring, acquisition, and integration related expenses					(94)
Loss on sale of assets and other asset charges					(42)
Business transformation costs					(47)
Cybersecurity incident					(26)
Other adjustments					(15)
Loss before income taxes					$(154)

Other Segment Disclosures:
Depreciation and amortization	$103	$178	$36	$4	$321
Payments for capital expenditures	$164	$43	$20	$4	$231
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment include:

•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

	2024(1)
(in millions)	Natural	Conventional	Retail	Corporate and Other	Consolidated Totals
Net sales (revenues from external customers)	$14,869	$13,675	$2,436	$—	$30,980
Intersegment Net sales	79	1,271	—	—	1,350
	14,948	14,946	2,436	—	$32,330
Elimination of intersegment Net sales					(1,350)
Net sales					$30,980

Less:
Cost of sales(2)	12,939	13,368	1,815	—
Distribution expenses(2)	1,230	1,009	—	—
Other(3)	429	350	613	59
Adjusted EBITDA	350	219	8	(59)	$518

Adjustments:
Net income attributable to noncontrolling interests					2
Net periodic benefit income, excluding service cost					15
Interest expense, net					(162)
Other income, net					2
Depreciation and amortization					(319)
Share-based compensation					(37)
LIFO charge					(7)
Restructuring, acquisition, and integration related expenses					(36)
Loss on sale of assets and other asset charges					(57)
Business transformation costs					(52)
Other adjustments					(4)
Loss before income taxes					$(137)

Other Segment Disclosures:
Depreciation and amortization	$101	$172	$35	$11	$319
Payments for capital expenditures	$171	$140	$24	$10	$345
(1)Effective for the fourth quarter of fiscal 2025, the Company updated its segment reporting structure as described above. Prior periods have been recast to conform to the Company’s new reportable operating segments and current allocation methodology. There was no impact to the Company’s consolidated results.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(3)Other segment items for each reportable segment include:
•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

	2023(1)
(in millions)	Natural	Conventional	Retail	Corporate and Other	Consolidated Totals
Net sales (revenues from external customers)	$14,094	$13,698	$2,480	$—	$30,272
Intersegment Net sales	70	1,331	—	—	1,401
	14,164	15,029	2,480	—	$31,673
Elimination of intersegment Net sales					(1,401)
Net sales					$30,272

Less:
Cost of sales(2)	12,215	13,389	1,815	—
Distribution expenses(2)	1,217	1,022	—	—
Other(3)	404	317	593	61
Adjusted EBITDA	328	301	72	(61)	$640

Adjustments:
Net income attributable to noncontrolling interests					6
Net periodic benefit income, excluding service cost					29
Interest expense, net					(144)
Other income, net					2
Depreciation and amortization					(304)
Share-based compensation					(38)
LIFO charge					(119)
Restructuring, acquisition, and integration related expenses					(8)
Loss on sale of assets and other asset charges					(30)
Multi-employer pension plan withdrawal (charges) benefit					(1)
Other retail expense					(1)
Business transformation costs					(25)
Income before income taxes					$7

Other Segment Disclosures:
Depreciation and amortization	$96	$168	$36	$4	$304
Payments for capital expenditures	$110	$177	$34	$2	$323
(1)Effective for the fourth quarter of fiscal 2025, the Company updated its segment reporting structure as described above. Prior periods have been recast to conform to the Company’s new reportable operating segments and current allocation methodology. There was no impact to the Company’s consolidated results.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(3)Other segment items for each reportable segment include:
•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of August 2, 2025. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of August 2, 2025, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $10 million ($9 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of August 2, 2025, the Company has recorded a de minimis total estimated loss in the Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of August 2, 2025, the Company had approximately $436 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

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

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about UNFI’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company filed its response on June 13, 2025. A mediation has been scheduled for November 17, 2025. The Company intends to vigorously defend this matter.

The Company is named in a putative class action lawsuit that was filed on November 3, 2024. The case is captioned NYSM Organics LLC v. United Natural Foods, Inc., and is pending in the Rhode Island Superior Court. In the Amended Complaint, which was filed on December 30, 2024, the plaintiff alleges that the Company took prompt-pay discounts improperly. The Amended Complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and violation of the Massachusetts Consumer Protection Act. In an order dated June 5, 2025, the Court dismissed the Massachusetts Consumer Protection Act claim. The Company filed its answer to the Amended Complaint on June 16, 2025.

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution, such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law, including wage and hour (including class actions); pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations and other matters; supplier, customer and service provider contract terms and claims, including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; product liability claims, including those where the supplier may be insolvent and customers or consumers are seeking recovery against the Company; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Additionally, costs could result from claims from customers or suppliers related to the Cybersecurity Incident. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of August 2, 2025, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

Our management, including our Chief Executive Officer and President and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 2, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of August 2, 2025, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of August 2, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Financial Statements and Supplementary Data in Part II, Item 8 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Securities Exchange Act of 1934, as amended Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended August 2, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On September 25, 2025, the Compensation Committee adopted the United Natural Foods, Inc. Executive Severance Plan (the “Severance Plan”), which will provide severance payments and benefits to eligible employees of the Company (“Eligible Associates”) in connection with certain terminations of employment. The Severance Plan will become effective on October 24, 2025 (the “Effective Date”). Eligible Associates include each of the Named Executive Officers, as well as executive officers and certain other officers of the Company who had preexisting severance agreements in place. For executive officers and officers who are party to an existing severance agreement with the Company that expires after the Effective Date, such executive officer will become an Eligible Associate on the day immediately following the expiration date of the current severance agreement.

Under the Severance Plan, if the Company terminates an Eligible Associate’s employment without Cause (as defined in the Severance Plan) or such Eligible Associate resigns for Good Reason (as defined in the Severance Plan), in either case, other than in connection with or during the two-year period following a Change in Control, and subject to the effectiveness of a release in favor of the Company, (i) the Eligible Associate (other than the CEO) will continue to receive his or her base salary for one year, a lump sum cash payment equal to one time the Eligible Associate’s target bonus amount, a prorated portion of incentive compensation earned based on the number of days of service in the year and a lump sum cash payment of $35,000 for medical benefits and (ii) the CEO will continue to receive his or her base salary for two years, a lump sum cash payment equal to two times the CEO’s target bonus amount, a prorated portion of incentive compensation earned based on the number of days of service in the year and a lump sum cash payment of $70,000 for medical benefits.

The description above is a summary of the Severance Plan and is subject to and qualified in its entirety by the terms of the Severance Plan, a copy of which is filed herewith as Exhibit 10.39 and incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 16, 2025 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Anti-Hedging and Insider Trading Policies,” “Committees of the Board of Directors,” “Nomination of Directors” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

We have adopted a code of conduct and ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 15 Park Row West, Suite 302, Providence, RI 02903, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.

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

10.9**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).

Exhibit No.	Description
10.10**	Amended and Restated Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
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

10.17**	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).
10.18**
Form of RSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.19**
Form of PSU Award Agreement pursuant to the Registrant’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).

10.20**	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).
10.21**
Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.22**
Form of RSU Award Agreement pursuant to Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.23**
Form of PSU Award Agreement pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.24**
Form of RSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.25**
Form of PSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.26**
Form of RSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.27**
Form of PSU Award Agreement (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.28**
Form of RSU Award Agreement (Director) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.29**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
10.30**	Third Amended and Restated United Natural Foods, Inc. 2020 Equity Plan Incentive (Filed as Annex A to the Registrant’s Proxy Statement on FORM DEF14A filed on November 8, 2023).
10.31**
Form of Indemnification Agreement (for agreements entered into after February 29, 2024) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2024).

Exhibit No.	Description
10.32**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 26, 2024 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024).

10.33**	Form of PSU Award Agreement (CEO, Retail) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024).
10.34**	Fourth Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed on November 6, 2024).
10.35**
Form of RSU Award Agreement (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.36**
Form of PSU Award Agreement (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.37**
Form of RSU Award Agreement (CEO) (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.38**
Form of PSU Award Agreement (CEO) (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.39* **	United Natural Foods, Inc. Executive Severance Plan.
19*	UNFI Amended and Restated Policy Regarding Trading in Company Securities.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Erroneously Awarded Incentive-Based Compensation Clawback Policy, effective October 2, 2023 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 2, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended August 2, 2025, formatted in Inline XBRL (included in Exhibit 101).
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
Dated: September 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer) and Director	September 30, 2025
J. Alexander Miller Douglas
/s/ GIORGIO MATTEO TARDITI	President and Chief Financial Officer (Principal Financial Officer)	September 30, 2025
Giorgio Matteo Tarditi
/s/ R. ERIC ESPER	Chief Accounting Officer (Principal Accounting Officer)	September 30, 2025
R. Eric Esper
/s/ JACK L. STAHL	Chairman	September 30, 2025
Jack L. Stahl
/s/ LYNN S. BLAKE	Director	September 30, 2025
Lynn S. Blake
/s/ GLORIA R. BOYLAND	Director	September 30, 2025
Gloria R. Boyland
/s/ DAPHNE J. DUFRESNE	Director	September 30, 2025
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 30, 2025
Michael S. Funk
/s/ JAMES M. LOREE	Director	September 30, 2025
James M. Loree
/s/ JAMES L. MUEHLBAUER	Director	September 30, 2025
James L. Muehlbauer
/s/ JAMES C. PAPPAS	Director	September 30, 2025
James C. Pappas
/s/ MOHAMMAD SHAMIM	Director	September 30, 2025
Mohammad Shamim