Form 10-Q
period 2025-11-01
UNITED NATURAL FOODS INC
filed 2025-12-02
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 26, 2025 there were 60,931,817 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	November 1, 2025	August 2, 2025
ASSETS
Cash and cash equivalents	$38	$44
Accounts receivable, net	1,028	1,093
Inventories, net	2,237	2,095
Prepaid expenses and other current assets	194	191
Total current assets	3,497	3,423
Property and equipment, net	1,703	1,749
Operating lease assets	1,424	1,474
Goodwill	19	19
Intangible assets, net	558	576
Deferred income taxes	162	162
Other long-term assets	198	192
Total assets	$7,561	$7,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,926	$1,875
Accrued expenses and other current liabilities	288	319
Accrued compensation and benefits	157	227
Current portion of operating lease liabilities	150	173
Current portion of long-term debt and finance lease liabilities	7	8
Total current liabilities	2,528	2,602
Long-term debt	1,917	1,859
Long-term operating lease liabilities	1,384	1,400
Long-term finance lease liabilities	11	11
Pension and other postretirement benefit obligations	14	14
Other long-term liabilities	159	155
Total liabilities	6,013	6,041
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 63.4 shares issued and 60.9 shares outstanding at November 1, 2025; 63.1 shares issued and 60.6 shares outstanding at August 2, 2025	1	1
Additional paid-in capital	659	658
Treasury stock at cost	(86)	(86)
Accumulated other comprehensive loss	(43)	(42)
Retained earnings	1,016	1,020
Total United Natural Foods, Inc. stockholders’ equity	1,547	1,551
Noncontrolling interests	1	3
Total stockholders’ equity	1,548	1,554
Total liabilities and stockholders’ equity	$7,561	$7,595

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended
	November 1, 2025	November 2, 2024
Net sales	$7,840	$7,871
Cost of sales	6,789	6,833
Gross profit	1,051	1,038
Operating expenses	996	1,015
Restructuring, acquisition and integration related expenses	22	12
Loss on sale of assets and other asset charges	14	6
Operating income	19	5
Net periodic benefit income, excluding service cost	(6)	(5)
Interest expense, net	34	36
Other income, net	—	(2)
Loss before income taxes	(9)	(24)
Benefit for income taxes	(5)	(4)
Net loss including noncontrolling interests	(4)	(20)
Less net income attributable to noncontrolling interests	—	(1)
Net loss attributable to United Natural Foods, Inc.	$(4)	$(21)

Basic loss per share	$(0.06)	$(0.35)
Diluted loss per share	$(0.06)	$(0.35)

Weighted average shares outstanding:
Basic	60.7	59.6
Diluted	60.7	59.6

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in millions)

	13-Week Period Ended
	November 1, 2025	November 2, 2024
Net loss including noncontrolling interests	$(4)	$(20)
Other comprehensive (loss) income:
Recognition of interest rate swap cash flow hedges, net of tax(1)	(1)	2
Foreign currency translation adjustments	(1)	—
Recognition of other cash flow derivatives, net of tax	1	—
Total other comprehensive (loss) income	(1)	2
Less comprehensive income attributable to noncontrolling interests	—	(1)
Total comprehensive loss attributable to United Natural Foods, Inc.	$(5)	$(19)

(1)Amounts are net of tax expense of $0 million and $1 million for the first quarters of fiscal 2026 and 2025, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended November 1, 2025 and November 2, 2024
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 2, 2025	63.1	$1	2.5	$(86)	$658	$(42)	$1,020	$1,551	$3	$1,554
Restricted stock vestings	0.3	—	—	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	(4)	(4)	—	(4)
Balances at November 1, 2025	63.4	$1	2.5	$(86)	$659	$(43)	$1,016	$1,547	$1	$1,548

Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	0.4	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(21)	(21)	1	(20)
Balances at November 2, 2024	62.4	$1	2.5	$(86)	$638	$(45)	$1,117	$1,625	$—	$1,625

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(4)	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	80
Share-based compensation	11	7
Gain on sale of assets	—	(1)
Long-lived asset impairment charges	10	—
Net pension and other postretirement benefit income	(6)	(5)
LIFO charge	5	7
Provision for losses on receivables	27	1
Non-cash interest expense and other adjustments	1	1
Changes in operating assets and liabilities
Accounts and notes receivable	38	(149)
Inventories	(147)	(230)
Prepaid expenses and other assets	42	79
Accounts payable	53	224
Accrued expenses and other liabilities	(145)	(104)
Net cash used in operating activities	(38)	(110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(16)	(49)
Proceeds from dispositions of assets	—	4
Payments for investments	—	(2)
Net cash used in investing activities	(16)	(47)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	809	339
Repayments of borrowings under revolving credit line	(751)	(176)
Repayments of long-term debt and finance leases	(3)	(4)
Payments of employee restricted stock tax withholdings	(5)	(4)
Distributions to noncontrolling interests	(2)	(1)
Net cash provided by financing activities	48	154
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6)	(3)
Cash and cash equivalents, at beginning of period	44	40
Cash and cash equivalents, at end of period	$38	$37
Supplemental disclosures of cash flow information:
Cash paid for interest	$44	$48
Cash refunds for federal, state, and foreign income taxes, net	$(1)	$(2)
Leased assets obtained in exchange for new operating lease liabilities	$6	$183
Leased assets obtained in exchange for new finance lease liabilities	$—	$1
Additions of property and equipment included in Accounts payable	$5	$14

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarter of fiscal 2026 and 2025 relate to the 13-week fiscal quarters ended November 1, 2025 and November 2, 2024, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2025 (the “Annual Report”). There were no material changes in significant accounting policies from those described in the Annual Report.

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

Cybersecurity Incident

As previously disclosed, in the fourth quarter of fiscal 2025, the Company became aware of unauthorized activity on certain information technology systems. The Company promptly activated its incident response plan and implemented containment measures, including proactively taking certain systems offline (the “Cybersecurity Incident”).

During the first quarter of fiscal 2026, the Company recognized $14 million of incremental costs and charges related to the Cybersecurity Incident, of which $13 million is included in Gross profit and $1 million is included in Operating expenses in the Condensed Consolidated Statements of Operations.

The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company has submitted, and intends to continue to submit, claims to its insurers for reimbursement of costs, expenses, and losses stemming from the Cybersecurity Incident and expects that the full claim and settlement process will extend throughout fiscal 2026. In the first quarter of fiscal 2026, the Company received $10 million in cybersecurity insurance proceeds related to the Cybersecurity Incident the Company experienced in the fourth quarter of fiscal 2025, which was recognized as a reduction to Operating expenses in the Condensed Consolidated Statements of Operations. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 1, 2025 and August 2, 2025, the Company had net book overdrafts of $328 million and $267 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $354 million and $349 million as of November 1, 2025 and August 2, 2025, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disclosure on an annual basis of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. In addition, the amendments require disclosures of disaggregated pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company is required to adopt the amendments in this update in fiscal 2026. Early adoption is permitted. The amendments in this update should be applied on a prospective basis but can also be applied retrospectively. The Company continues to evaluate the impact of adopting the amendments in this update on its consolidated financial statements. Other than the new annual disclosure requirements, the ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The Company disaggregates revenue by business division based on product and service offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14—Business Segments for Net sales by reportable segment.

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	November 1, 2025	August 2, 2025
Customer accounts receivable	$1,009	$1,062
Allowance for uncollectible receivables	(62)	(37)
Other receivables, net	81	68
Accounts receivable, net	$1,028	$1,093

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$2
Long-term notes receivable, net, included within Other long-term assets	$7	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. As of November 1, 2025, the agreement allows for the Company to sell up to a maximum amount of $500 million of accounts receivable. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of November 1, 2025 and August 2, 2025, was approximately $394 million and $380 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $4 million and $5 million for the first quarters of fiscal 2026 and 2025, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024
Restructuring and integration costs	$16	$11
Closed property charges and costs, net	6	1
Total	$22	$12
Restructuring and Integration Costs

Restructuring and integration costs for the first quarter of fiscal 2026 primarily include an adjustment to previously recorded multiemployer pension plan withdrawal liabilities and costs associated with certain employee severance and other employee separation costs. Restructuring and integration costs for the first quarter of fiscal 2025 primarily relate to costs associated with certain employee severance and other employee separation costs.

Closed Property Charges and Costs

Closed property charges for the first quarters of fiscal 2026 and 2025 primarily relate to non-operating distribution centers as the Company optimizes its distribution center network, and non-operating retail stores.

The following table provides the activity of certain restructuring liabilities for the first quarter of fiscal 2026, which are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets:

(in millions)	Severance and other employee separation costs	Contract termination charges and costs
Balances at August 2, 2025	$10	$35
Restructuring-related charges	4	—
Cash settlements	(5)	(35)
Balances at November 1, 2025	$9	$—

Contract Termination Charges and Costs

In the fourth quarter of fiscal 2025, the Company mutually agreed to terminate its supply agreement with a customer in the East region, pursuant to which the Company served as the customer’s primary grocery wholesaler in the Northeast. In connection with this termination agreement, the Company incurred a $53 million charge in the fourth quarter of fiscal 2025 for contract termination payments. The supply agreement terminated on September 6, 2025, and the customer’s conventional products business in the Northeast transitioned to another wholesaler. All installment amounts owed related to the contract termination have been paid as of November 1, 2025.

NOTE 5—ASSET IMPAIRMENT CHARGES

During the first quarter of fiscal 2026, the Company recorded a $10 million non-cash asset impairment charge related to the decision to close certain retail store locations, all of which related to operating lease assets. The impairment charge is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. There were no asset impairment charges recorded in the first quarter of fiscal 2025.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s Goodwill balance as of November 1, 2025 and August 2, 2025 was $19 million, net of accumulated goodwill impairment charges of $727 million, and was only attributable to the Natural reporting unit. There were no goodwill impairment charges during the first quarters of fiscal 2026 and 2025. Changes in the carrying value of Goodwill for the first quarters of fiscal 2026 and 2025 were due to changes in foreign exchange rates.

Identifiable intangible assets, net consisted of the following:

	November 1, 2025			August 2, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$487	$520	$1,007	$472	$535
Pharmacy prescription files	33	33	—	33	32	1
Operating lease intangibles	3	3	—	3	3	—
Trademarks and tradenames	85	72	13	85	70	15
Total amortizing intangible assets	1,128	595	533	1,128	577	551
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,153	$595	$558	$1,153	$577	$576

Amortization expense was $18 million for the first quarters of fiscal 2026 and 2025. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of November 1, 2025 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2026	$49
2027	63
2028	61
2029	51
2030	44
Thereafter	265
$533

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at November 1, 2025
(in millions)		Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 2, 2025
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of November 1, 2025, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $8 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $8 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

	November 1, 2025		August 2, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$12	$8	$13	$8
Long-term debt, including current portion	$1,920	$1,940	$1,862	$1,882

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of November 1, 2025. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of November 1, 2025, which are all pay fixed and receive floating, are as follows:

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
		$550

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended
	November 1, 2025	November 2, 2024
(in millions)	Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$34	$36
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive loss into earnings	$1	$4

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at November 1, 2025	Fiscal Maturity Year	November 1, 2025	August 2, 2025
Term Loan Facility (1)	8.71%	2031	$382	$383
ABL Credit Facility (2)	5.34%	2027	1,057	999
Senior Notes (3)	6.75%	2029	500	500
Debt issuance costs, net			(12)	(13)
Original issue discount on debt			(7)	(7)
Long-term debt, including current portion			1,920	1,862
Less: current portion of long-term debt			(3)	(3)
Long-term debt			$1,917	$1,859
(1) Face value before debt issuance costs of $4 million and $4 million, respectively, and an original issue discount on debt of $7 million and $7 million, respectively.
(2) Face value before debt issuance costs of $4 million and $5 million, respectively.
(3) Face value before debt issuance costs of $4 million and $4 million, respectively.
Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) provides for a senior secured first lien term loan (the “Term Loan Facility”) in an initial principal amount of $500 million, which is scheduled to mature on May 1, 2031, with a springing maturity of 91 days prior to the maturity of the Senior Notes (defined below), in the event that at least $100 million in principal amount outstanding of such Senior Notes remains outstanding on such date.

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of November 1, 2025 and August 2, 2025, there was $633 million and $642 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

As of November 1, 2025, the borrowings under the Term Loan Facility bear interest at rates that, at the Company’s option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

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

	Range of Facility Rates and Fees (per annum)	November 1, 2025
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

As of November 1, 2025, the borrowing base was $2,530 million, reflecting the advance rates described above and $98 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,530 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	November 1, 2025
Total availability for ABL loans and letters of credit	$2,530
ABL loans outstanding	1,057
Letters of credit outstanding	184
Unused credit	$1,289

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility.

NOTE 10—COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2026 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 2, 2025	$—	$(16)	$(23)	$(3)	$(42)
Other comprehensive loss before reclassifications	—	—	(1)	—	(1)
Amortization of cash flow hedges	1	—	—	(1)	—
Net current period Other comprehensive income (loss)	1	—	(1)	(1)	(1)
Accumulated other comprehensive income (loss) at November 1, 2025	$1	$(16)	$(24)	$(4)	$(43)

Changes in Accumulated other comprehensive loss by component, net of tax, for the first quarter of fiscal 2025 were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income before reclassifications	1	—	—	5	6
Amortization of cash flow hedges	(1)	—	—	(3)	(4)
Net current period Other comprehensive income	—	—	—	2	2
Accumulated other comprehensive (loss) income at November 2, 2024	$—	$(22)	$(24)	$1	$(45)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	November 1, 2025	November 2, 2024
Swap agreements:
Reclassification of cash flow hedges	$(1)	$(4)	Interest expense, net
Income tax expense	—	1	Benefit for income taxes
Total reclassifications, net of tax	$(1)	$(3)

Other cash flow hedges:
Reclassification of cash flow hedge	$1	$(1)	Cost of sales
Income tax expense	—	—	Benefit for income taxes
Total reclassifications, net of tax	$1	$(1)

As of November 1, 2025, the Company expects to reclassify $1 million related to unrealized derivative losses out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension plans consisted of the following:

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024
Interest cost	$17	$18
Expected return on plan assets	(23)	(23)
Net periodic benefit income	$(6)	$(5)

Other postretirement benefits costs were de minimis for the first quarters of fiscal 2026 and 2025.

Contributions

No minimum pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in fiscal 2026. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2026. Contributions for the first quarters of fiscal 2026 and 2025 were de minimis.

Multiemployer Pension Plans

The Company contributed $12 million and $13 million in the first quarters of fiscal 2026 and 2025, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the first quarter of fiscal 2026 was a benefit rate of 55.6% on pre-tax loss compared to a benefit rate of 16.7% on pre-tax loss for the first quarter of fiscal 2025. The change from the first quarter of fiscal 2025 is primarily driven by discrete tax benefits from favorable tax audit settlements and employee stock awards in the first quarter of fiscal 2026, as well as the tax credit benefit of a solar array that was placed in service during the first quarter of fiscal 2026. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were favorable audit settlements and the solar tax credit benefit.

NOTE 13—LOSS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	13-Week Period Ended
(in millions, except per share data)	November 1, 2025	November 2, 2024
Basic weighted average shares outstanding	60.7	59.6
Net effect of dilutive stock awards based upon the treasury stock method	—	—
Diluted weighted average shares outstanding	60.7	59.6

Basic loss per share(1)	$(0.06)	$(0.35)
Diluted loss per share(1)	$(0.06)	$(0.35)

Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	2.1	1.8
(1)Loss per share amounts are calculated using actual unrounded figures.

NOTE 14—BUSINESS SEGMENTS

As disclosed in the Annual Report, the Company updated its segment reporting structure effective for the fourth quarter of fiscal 2025 to reflect organizational changes and align with how the business is now operated and managed. The Company has three reportable segments: Natural, Conventional and Retail. Prior periods have been recast to conform to the new reportable operating segments. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company’s CODM uses segment Adjusted EBITDA as the measure of segment profitability to assess the performance and core business trends of each segment through regular review of financial information, and when making decisions about the allocation of resources to each segment. The Company’s CODM uses segment Adjusted EBITDA primarily as a part of the annual budget and forecasting process. Segment Adjusted EBITDA includes revenues and costs attributable to each of the respective business segments and certain allocated corporate expenses, based on the segment’s estimated consumption of corporately managed resources.

Corporate and Other includes a portion of centrally-managed corporate functions, which include, but are not limited to, corporate legal operations, investor relations, treasury, certain enterprise-wide information technology and other corporate operating expenses that are not integral to segment performance. Corporate and Other excludes items such as restructuring, acquisition and integration related expenses and share-based compensation. These items are excluded from the definition of Adjusted EBITDA and are added back to reconcile segment Adjusted EBITDA to Loss before income taxes.

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

The following tables provide financial information for each reportable segment and Corporate and Other, along with a reconciliation to Loss before income taxes:

	13-Week Period Ended November 1, 2025
(in millions)	Natural	Conventional	Retail	Corporate and Other	Consolidated Totals
Net sales (revenues from external customers)	$4,229	$3,057	$554	$—	$7,840
Intersegment Net sales	11	268	—	—	279
	4,240	3,325	554	—	$8,119
Elimination of intersegment Net sales					(279)
Net sales					$7,840

Less:
Cost of sales(1)	3,692	2,951	420	—
Distribution expenses(1)	331	226	—	—
Other(2)	90	78	143	21
Adjusted EBITDA	127	70	(9)	(21)	$167

Adjustments:
Net income attributable to noncontrolling interests					—
Net periodic benefit income, excluding service cost					6
Interest expense, net					(34)
Other income, net					—
Depreciation and amortization					(77)
Share-based compensation					(11)
LIFO benefit					(5)
Restructuring, acquisition, and integration related expenses					(22)
Loss on sale of assets and other asset charges					(14)
Business transformation costs					(4)
Cybersecurity incident					(4)
Other adjustments					(11)
Loss before income taxes					$(9)

Other Segment Disclosures:
Depreciation and amortization	$26	$42	$9	$—	$77
Payments for capital expenditures	$9	$5	$2	$—	$16
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

	13-Week Period Ended November 2, 2024(1)
(in millions)	Natural	Conventional	Retail	Corporate and Other	Consolidated Totals
Net sales (revenues from external customers)	$3,821	$3,464	$586	$—	$7,871
Intersegment Net sales	17	300	—	—	317
	3,838	3,764	586	—	$8,188
Elimination of intersegment Net sales					(317)
Net sales					$7,871

Less:
Cost of sales(2)	3,326	3,379	438	—
Distribution expenses(2)	308	251	—	—
Other(3)	102	89	147	14
Adjusted EBITDA	102	45	1	(14)	$134

Adjustments:
Net income attributable to noncontrolling interests					1
Net periodic benefit income, excluding service cost					5
Interest expense, net					(36)
Other income, net					2
Depreciation and amortization					(80)
Share-based compensation					(7)
LIFO benefit					(7)
Restructuring, acquisition, and integration related expenses					(12)
Loss on sale of assets and other asset charges					(6)
Business transformation costs					(18)
Loss before income taxes					$(24)

Other Segment Disclosures:
Depreciation and amortization	$25	$45	$9	$1	$80
Payments for capital expenditures	$38	$9	$2	$—	$49
(1)Prior periods have been recast to conform to the Company’s new reportable operating segments effective for the fourth quarter of fiscal 2025. There was no impact to the Company’s consolidated results.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of November 1, 2025. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of November 1, 2025, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $9 million ($8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of November 1, 2025, the Company has recorded a de minimis total estimated loss in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 1, 2025, the Company had approximately $455 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. In the first quarter of fiscal 2026, the Company reached an agreement to settle these cases for $23.4 million and is in the process of negotiating the terms of the settlement agreement. The Company has recorded a liability related to this agreement within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The trial date is set for February 18, 2027. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company determining that the Company has no liability. On April 1, 2025, the relators filed a motion asking the District Court to alter or amend the judgment to enter judgment for relators on penalties and a new trial on damages. The Company filed its response in opposition to the motion on April 29, 2025. On October 31, 2025, the Court denied the relators’ motions. On November 26, 2025, the relators filed a notice of appeal.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about UNFI’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company filed its response on June 13, 2025. The parties are waiting for the court to schedule a hearing or rule on the motion for class certification. The Company intends to vigorously defend this matter.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of November 1, 2025, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended August 2, 2025 (the “Annual Report”), as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

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

Business Overview

UNFI is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products, programs and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller retailers. We offer approximately 230,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 49 distribution centers and warehouses representing approximately 28 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

We are executing against the strategy we introduced in October 2024 and three-year financial objectives that seek to add value to our customers and suppliers through our portfolio of products, programs, insights and services while improving our effectiveness, efficiency and cash flow. To accomplish the latter, we are focused on controllable variables in four key areas: intensifying and expanding our network optimization; managing annual capital spending; optimizing our cost structure; and reducing our net working capital position.

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

Wholesale Distribution Network Optimization

In connection with the termination of our supply agreement with a customer in the East region in fiscal 2025, we ceased operations at our Allentown, Pennsylvania distribution center in the first quarter of fiscal 2026 with the remaining volume consolidated into other facilities in the Northeast. Business with this customer in the Northeast accounted for approximately $1 billion in annual sales. The termination enables us to accelerate progress toward our longer-term strategic and three-year financial objectives.

We continue to evaluate our distribution center network to better and more efficiently service customers and suppliers and further optimize performance. We could incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize future costs and obtain new business to further improve the efficiency of our distribution network.

Retail Operations

We operated 70 grocery stores, including 53 Cub Foods stores and 17 Shoppers stores, as of November 1, 2025. In addition, we supplied another 24 Cub Foods stores operated by our wholesale customers through franchise and minority equity ownership arrangements. We operated 77 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operated 23 “Cub Wine and Spirit” and “Cub Liquor” stores.

Subsequent to the end of the first quarter of fiscal 2026, we closed four Shoppers stores which were previously announced for closure during the first quarter of fiscal 2026. We plan to continue to invest in and optimize our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the first quarter of fiscal 2026. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately three percent in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024	Change
Net sales	$7,840	$7,871	$(31)
Cost of sales	6,789	6,833	(44)
Gross profit	1,051	1,038	13
Operating expenses	996	1,015	(19)
Restructuring, acquisition and integration related expenses	22	12	10
Loss on sale of assets and other asset charges	14	6	8
Operating income	19	5	14
Net periodic benefit income, excluding service cost	(6)	(5)	(1)
Interest expense, net	34	36	(2)
Other income, net	—	(2)	2
Loss before income taxes	(9)	(24)	15
Benefit for income taxes	(5)	(4)	(1)
Net loss including noncontrolling interests	(4)	(20)	16
Less net income attributable to noncontrolling interests	—	(1)	1
Net loss attributable to United Natural Foods, Inc.	$(4)	$(21)	$17

Adjusted EBITDA	$167	$134	$33

The following table reconciles Net loss including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024
Net loss including noncontrolling interests	$(4)	$(20)
Adjustments to net loss including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	(1)
Net periodic benefit income, excluding service cost	(6)	(5)
Interest expense, net	34	36
Other income, net	—	(2)
Benefit for income taxes	(5)	(4)
Depreciation and amortization	77	80
Share-based compensation	11	7
LIFO charge	5	7
Restructuring, acquisition and integration related expenses(1)	22	12
Loss on sale of assets and other asset charges(2)	14	6
Business transformation costs(3)	4	18
Cybersecurity incident(4)	4	—
Other adjustments(5)	11	—
Adjusted EBITDA	$167	$134
(1)Fiscal 2026 primarily reflects adjustments to previously recorded multiemployer pension plan withdrawal liabilities, distribution center and store closure charges and costs and costs associated with certain employee severance and other employee separation costs. Fiscal 2025 primarily reflects costs associated with certain employee severance and other employee separation costs.
(2)Fiscal 2026 primarily includes a $10 million non-cash asset impairment charge related to the decision to close certain retail store locations.
(3)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(4)Fiscal 2026 includes costs and charges related to the Cybersecurity Incident, of which $13 million are included within Gross profit and $1 million are included within Operating expenses in the Condensed Consolidated Statements of Operations. These were partially offset by $10 million of insurance recoveries which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(5)Fiscal 2026 reflects accrued costs related to an agreement to settle certain legal proceedings, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Net Sales

The following table sets forth Net sales by segment. Prior periods have been recast to conform to our current period presentation. Refer to Note 14—Business Segments in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our category definitions and additional information.

	13-Week Period Ended		Increase (Decrease)
(in millions, except percentages)	November 1, 2025	November 2, 2024	$	%
Natural	$4,240	$3,838	$402	10.5%
Conventional	3,325	3,764	(439)	(11.7)%
Retail	554	586	(32)	(5.5)%
Eliminations	(279)	(317)	38	(12.0)%
Total net sales	$7,840	$7,871	$(31)	(0.4)%

Our Net sales for the first quarter of fiscal 2026 decreased approximately 0.4% from the first quarter of fiscal 2025. The decrease in Net sales was primarily driven by a decrease in unit volumes, partially offset by inflation.

Natural Net sales for the first quarter of fiscal 2026 increased approximately 10.5% from the first quarter of fiscal 2025. The increase was primarily driven by an increase in unit volumes, including new business with existing and new customers, as well as inflation.

Conventional Net sales for the first quarter of fiscal 2026 decreased approximately 11.7% from the first quarter of fiscal 2025. The decrease was driven by a decline in unit volumes primarily due to the transition out of our Allentown, Pennsylvania distribution center, partially offset by increases from inflation.

Retail Net sales for the first quarter of fiscal 2026 decreased approximately 5.5% from the first quarter of fiscal 2025. The decrease was primarily driven by a 3.1% decrease in identical store sales from lower volume, and store closures.

Lower eliminations of Net sales for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Cost of Sales and Gross Profit

Our Gross profit increased $13 million, or 1.3%, to $1,051 million for the first quarter of fiscal 2026, from $1,038 million for the first quarter of fiscal 2025. Our Gross profit as a percentage of Net sales increased to 13.4% for the first quarter of fiscal 2026 compared to 13.2% for the first quarter of fiscal 2025. The increase in gross profit rate of 22 basis points was primarily driven by the positive impact of network optimization and customer mix, the favorable impact of supplier programs and higher levels of procurement gains, which were partially offset by lower product margin rates and $13 million of charges associated with the previously disclosed Cybersecurity Incident.

Operating Expenses

Operating expenses decreased $19 million, or 1.9%, to $996 million, or 12.7% of Net sales, for the first quarter of fiscal 2026 compared to $1,015 million, or 12.9% of Net sales, for the first quarter of fiscal 2025. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the benefits from cost saving initiatives and a $10 million cybersecurity insurance recovery.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses increased $10 million to $22 million for the first quarter of fiscal 2026, compared to $12 million for the first quarter of fiscal 2025. The increase was primarily driven by an adjustment to previously recorded multiemployer pension plan withdrawal liabilities in the first quarter of fiscal 2026.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $8 million to $14 million for the first quarter of fiscal 2026, from $6 million for the first quarter of fiscal 2025. The first quarter of fiscal 2026 primarily included a $10 million non-cash asset impairment charge related to the decision to close certain retail store locations, while there were no asset impairment charges in the first quarter of fiscal 2025. The first quarters of fiscal 2026 and 2025 included losses on the sales of receivables under the accounts receivable monetization program.

Operating Income

Reflecting the factors described above, Operating income increased $14 million to $19 million for the first quarter of fiscal 2026, compared to Operating income of $5 million for the first quarter of fiscal 2025. The increase in Operating income was primarily driven by a decrease in Operating expenses and an increase in Gross profit, partially offset by an increase in Restructuring, acquisition and integration related expenses and Loss on sale of asset and other asset charges and in the first quarter of fiscal 2026, each as described above.

Interest Expense, Net

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024
Interest expense on long-term debt, net of capitalized interest	$32	$35
Amortization of financing costs and discounts	2	2
Interest income	—	(1)
Interest expense, net	$34	$36

The decrease in interest expense, net, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily driven by lower outstanding long-term debt balances.

Benefit for Income Taxes

The effective tax rate for the first quarter of fiscal 2026 was a benefit rate of 55.6% on pre-tax loss compared to a benefit rate of 16.7% on pre-tax loss for the first quarter of fiscal 2025. The change from the first quarter of fiscal 2025 is primarily driven by discrete tax benefits from favorable tax audit settlements and employee stock awards in the first quarter of fiscal 2026, as well as the tax credit benefit of a solar array that was placed in service during the first quarter of fiscal 2026.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net loss attributable to United Natural Foods, Inc. was $4 million, or $0.06 per diluted common share, for the first quarter of fiscal 2026, compared to Net loss attributable to United Natural Foods, Inc. of $21 million, or $0.35 per diluted common share, for the first quarter of fiscal 2025.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Prior periods have been recast to conform to our current period presentation. Refer to Note 14—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024	Increase (Decrease)
Natural	$127	$102	$25
Conventional	70	45	25
Retail	(9)	1	(10)
Corporate and Other	(21)	(14)	(7)
Total Adjusted EBITDA	$167	$134	$33

Natural Adjusted EBITDA increased $25 million, or 24.5%, for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The increase was driven by an increase in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, increased $48 million. Natural gross profit rate decreased approximately 17 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through supplier programs and higher levels of procurement gains.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, increased $23 million. Natural operating expense rate decreased approximately 50 basis points primarily due to the leveraging impact of higher sales and the benefits from cost saving initiatives, partially offset by increases in bad debt expense and costs associated with union and other employee benefits.

Conventional Adjusted EBITDA increased $25 million, or 55.6%, for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The increase was driven by a decrease in operating expenses, partially offset by a decrease in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $10 million. Conventional gross profit rate increased approximately 105 basis points driven primarily by customer mix, higher levels of procurement gains and recoveries related to settlements with customers and suppliers in the first quarter of fiscal 2026.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $35 million. Conventional operating expense rate increased approximately 14 basis points primarily due to the deleveraging impact of lower sales on fixed costs, partially offset by benefits from cost saving initiatives.

Retail Adjusted EBITDA decreased $10 million for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The decrease was driven by a decrease in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses.

•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $14 million. Retail gross profit rate decreased approximately 107 basis points driven primarily by lower sales volume and changes in category mix.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $4 million. Retail operating expense rate increased approximately 73 basis points primarily due to the deleveraging impact of lower sales, partially offset by lower labor costs from operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of November 1, 2025 was $1,327 million and consisted of the following:
◦$1,289 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which decreased $164 million from $1,453 million as of August 2, 2025, primarily due to increased cash utilized to fund seasonal working capital increases and a reduction in the borrowing base; and
◦$38 million of cash and cash equivalents, which decreased $6 million from $44 million as of August 2, 2025.
•Total debt increased $58 million to $1,920 million as of November 1, 2025 from $1,862 million as of August 2, 2025, primarily related to an increase in net borrowings under the ABL Credit Facility due to net cash used in operating activities and payments for capital expenditures.
•Working capital increased $148 million to $969 million as of November 1, 2025 from $821 million as of August 2, 2025, primarily due to a seasonal increase in inventory levels combined with a decrease in accrued compensation and benefits, partially offset by a decrease in accounts receivable and an increase in accounts payable to support higher inventory levels.
•In connection with the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses, we paid the remaining installments totaling $35 million in the first quarter of fiscal 2026.

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

Long-Term Debt

During the first quarter of fiscal 2026, we borrowed a net $58 million under the ABL Credit Facility. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2026 that may be required in fiscal 2027 is not reasonably estimable as of November 1, 2025.

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

As of November 1, 2025, we had an aggregate of $550 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 3.597% to 4.130%, with maturities between October 2026 and June 2028. The fair values of these interest rate derivatives represent a total net liability of $3 million as of November 1, 2025, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of November 1, 2025, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for the first quarter of fiscal 2026 were $16 million compared to $49 million for the first quarter of fiscal 2025, a decrease of $33 million. Our capital spending for the first quarter of fiscal 2026 and 2025 principally included supply chain and information technology expenditures, including maintenance expenditures and investments in growth initiatives. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $1 million for the first quarter of fiscal 2026 compared to $4 million for the first quarter of fiscal 2025.

Fiscal 2026 capital and cloud implementation spending is expected to be approximately $250 million and include technology platform investments and projects that automate and optimize our distribution network. The components of capital and cloud implementation expenditures for fiscal 2026 will be primarily dependent on the nature of certain contracts to be executed. The timing of capital and cloud implementation spending is expected to vary based on a number of factors such as project execution milestones, which can result in fluctuations in cash outflows that are not necessarily indicative of future trends. We expect to finance fiscal 2026 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024	Change
Net cash used in operating activities	$(38)	$(110)	$72
Net cash used in investing activities	(16)	(47)	31
Net cash provided by financing activities	48	154	(106)
Net decrease in cash and cash equivalents	(6)	(3)	(3)
Cash and cash equivalents, at beginning of period	44	40	4
Cash and cash equivalents, at end of period	$38	$37	$1

The decrease in net cash used in operating activities for the first quarter of 2026 compared to the first quarter of fiscal 2025 was primarily due to lower levels of cash utilized in net working capital, including lower inventory and receivable levels compared to the first quarter of fiscal 2025. These decreases were partially offset by lower levels of cash generated by an increase in Accounts payable due to the lower inventory levels in the first quarter of fiscal 2026 and payments related to the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses in the first quarter of fiscal 2026.

The decrease in net cash used in investing activities was primarily due to lower payments for capital expenditures in the first quarter of fiscal 2026.

The decrease in net cash provided by financing activities for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to a decrease in net borrowings under the ABL Credit Facility resulting from the decreases in net cash used in operating activities and investing activities, as described above.

Other Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under our long-term debt, interest on long-term debt, operating and finance leases, purchase obligations, self-insurance liabilities and multiemployer plan withdrawal liabilities.

Except as otherwise disclosed in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements and Note 9—Long-Term Debt, there have been no material changes in our contractual obligations since the end of fiscal 2025. Refer to Item 7 of the Annual Report for additional information regarding our contractual obligations.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412 of the Internal Revenue Code. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans and recognized expense of $48 million in fiscal 2025. In fiscal 2026, we expect to contribute approximately $50 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. If we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). As of November 1, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program. We did not repurchase any shares of our common stock in the first quarter of fiscal 2026.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matter

On December 31, 2024, the Company received a Notice of Potential Violation and Opportunity to Confer (“Notice”) from the U.S. Environmental Protection Agency (“EPA”) Region VI alleging violations of the Federal Clean Air Act Section 112(r) at one of the Company’s distribution centers. The alleged violations stem from an EPA inspection of the facility in December 2023. The Company conferred with the EPA and provided additional information with respect to the alleged violations and the Company’s corrective actions. On October 10, 2025, the Company entered into a Consent Agreement and Final Order with the EPA and agreed to pay a monetary penalty of approximately $540,000, which the Company has paid.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $200 million of our common stock over a term of four years. We did not repurchase any shares of our common stock in the first quarter of fiscal 2026. As of November 1, 2025, we had $138 million remaining authorized under the 2022 Repurchase Program.

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

Item 5. Other Information

On October 17, 2025, Danielle Benedict, our Chief Human Resources Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides for the potential sale, on the dates and at the prices set forth in the plan, of up to 8,973 shares of common stock. The plan terminates upon the earlier of October 16, 2026 or the date all trades pursuant to such sales plan are executed.

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015).

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).
10.1**	United Natural Foods, Inc. Executive Severance Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 2, 2025).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: December 2, 2025