Form 10-Q
period 2026-01-31
UNITED NATURAL FOODS INC
filed 2026-03-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 5, 2026 there were 60,751,965 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	January 31, 2026	August 2, 2025
ASSETS
Cash and cash equivalents	$52	$44
Accounts receivable, net	994	1,093
Inventories, net	1,989	2,095
Prepaid expenses and other current assets	212	191
Total current assets	3,247	3,423
Property and equipment, net	1,682	1,749
Operating lease assets	1,388	1,474
Goodwill	19	19
Intangible assets, net	542	576
Deferred income taxes	158	162
Other long-term assets	209	192
Total assets	$7,245	$7,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,788	$1,875
Accrued expenses and other current liabilities	310	319
Accrued compensation and benefits	183	227
Current portion of operating lease liabilities	150	173
Current portion of long-term debt and finance lease liabilities	7	8
Total current liabilities	2,438	2,602
Long-term debt	1,713	1,859
Long-term operating lease liabilities	1,356	1,400
Long-term finance lease liabilities	10	11
Pension and other postretirement benefit obligations	14	14
Other long-term liabilities	162	155
Total liabilities	5,693	6,041
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 64.0 shares issued and 60.8 shares outstanding at January 31, 2026; 63.1 shares issued and 60.6 shares outstanding at August 2, 2025	1	1
Additional paid-in capital	666	658
Treasury stock at cost	(111)	(86)
Accumulated other comprehensive loss	(41)	(42)
Retained earnings	1,036	1,020
Total United Natural Foods, Inc. stockholders’ equity	1,551	1,551
Noncontrolling interests	1	3
Total stockholders’ equity	1,552	1,554
Total liabilities and stockholders’ equity	$7,245	$7,595

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Net sales	$7,947	$8,158	$15,787	$16,029
Cost of sales	6,901	7,086	13,690	13,919
Gross profit	1,046	1,072	2,097	2,110
Operating expenses	972	1,031	1,968	2,046
Restructuring, acquisition and integration related expenses	8	9	30	21
Loss on sale of assets and other asset charges	9	5	23	11
Operating income	57	27	76	32
Net periodic benefit income, excluding service cost	(6)	(5)	(12)	(10)
Interest expense, net	32	38	66	74
Other expense (income), net	8	(1)	8	(3)
Income (loss) before income taxes	23	(5)	14	(29)
Provision (benefit) for income taxes	3	(3)	(2)	(7)
Net income (loss) including noncontrolling interests	20	(2)	16	(22)
Less net income attributable to noncontrolling interests	—	(1)	—	(2)
Net income (loss) attributable to United Natural Foods, Inc.	$20	$(3)	$16	$(24)

Basic earnings (loss) per share	$0.32	$(0.05)	$0.26	$(0.39)
Diluted earnings (loss) per share	$0.31	$(0.05)	$0.25	$(0.39)

Weighted average shares outstanding:
Basic	60.9	60.2	60.8	59.9
Diluted	62.7	60.2	62.7	59.9

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	13-Week Period Ended		26-Week Period Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Net income (loss) including noncontrolling interests	$20	$(2)	$16	$(22)
Other comprehensive income (loss):
Recognition of interest rate swap cash flow hedges, net of tax(1)	—	1	(1)	3
Foreign currency translation adjustments	3	(3)	2	(3)
Recognition of other cash flow derivatives, net of tax	(1)	1	—	1
Total other comprehensive income (loss)	2	(1)	1	1
Less comprehensive income attributable to noncontrolling interests	—	(1)	—	(2)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$22	$(4)	$17	$(23)

(1)Amounts are net of tax expense of $0 million for the second quarters of fiscal 2026 and 2025, and $0 million and $1 million for fiscal 2026 and 2025 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended January 31, 2026 and February 1, 2025
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at November 1, 2025	63.4	$1	2.5	$(86)	$659	$(43)	$1,016	$1,547	$1	$1,548
Restricted stock vestings	0.6	—	—	—	(8)	—	—	(8)	—	(8)
Share-based compensation	—	—	—	—	15	—	—	15	—	15
Repurchases of common stock	—	—	0.7	(25)	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	20	20	—	20
Balances at January 31, 2026	64.0	$1	3.2	$(111)	$666	$(41)	$1,036	$1,551	$1	$1,552

Balances at November 2, 2024	62.4	$1	2.5	$(86)	$638	$(45)	$1,117	$1,625	$—	$1,625
Restricted stock vestings	0.6	—	—	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	9	—	—	9	—	9
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net (loss) income	—	—	—	—	—	—	(3)	(3)	1	(2)
Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 26-week periods ended January 31, 2026 and February 1, 2025
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 2, 2025	63.1	$1	2.5	$(86)	$658	$(42)	$1,020	$1,551	$3	$1,554
Restricted stock vestings	0.9	—	—	—	(13)	—	—	(13)	—	(13)
Share-based compensation	—	—	—	—	21	—	—	21	—	21
Repurchases of common stock	—	—	0.7	(25)	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	1	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	16	16	—	16
Balances at January 31, 2026	64.0	$1	3.2	$(111)	$666	$(41)	$1,036	$1,551	$1	$1,552

Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.0	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	1	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net (loss) income	—	—	—	—	—	—	(24)	(24)	2	(22)
Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$16	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151	161
Share-based compensation	27	18
Loss (gain) on sale of assets	7	(1)
Long-lived asset impairment charges	15	1
Net pension and other postretirement benefit income	(12)	(10)
Deferred income tax expense	4	—
LIFO charge	10	10
Provision for losses on receivables	28	1
Non-cash interest expense and other adjustments	3	3
Changes in operating assets and liabilities
Accounts and notes receivable	65	(78)
Inventories	98	(59)
Prepaid expenses and other assets	60	155
Accounts payable	(89)	83
Accrued expenses and other liabilities	(138)	(125)
Net cash provided by operating activities	245	137
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(56)	(103)
Proceeds from dispositions of assets	11	5
Payments for investments	(1)	(2)
Net cash used in investing activities	(46)	(100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	1,605	1,120
Repayments of borrowings under revolving credit line	(1,743)	(1,133)
Repayments of long-term debt and finance leases	(14)	(7)
Repurchases of common stock	(25)	—
Payments of employee restricted stock tax withholdings	(13)	(9)
Payments for debt issuance costs	—	(1)
Distributions to noncontrolling interests	(2)	(2)
Net cash used in financing activities	(192)	(32)
EFFECT OF EXCHANGE RATE ON CASH	1	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8	4
Cash and cash equivalents, at beginning of period	44	40
Cash and cash equivalents, at end of period	$52	$44
Supplemental disclosures of cash flow information:
Cash paid for interest	$67	$77
Cash payments (refunds) for federal, state, and foreign income taxes, net	$2	$(1)
Leased assets obtained in exchange for new operating lease liabilities	$19	$283
Leased assets obtained in exchange for new finance lease liabilities	$—	$5
Additions of property and equipment included in Accounts payable	$10	$19

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2026 and 2025 relate to the 13-week fiscal quarters ended January 31, 2026 and February 1, 2025, respectively. References to fiscal 2026 and 2025 year-to-date relate to the 26-week fiscal periods ended January 31, 2026 and February 1, 2025, respectively.

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

Reclassifications

Within the Condensed Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on reported net income (loss), net cash flows, or total assets and liabilities.

Cybersecurity Incident

As previously disclosed, in the fourth quarter of fiscal 2025, the Company became aware of unauthorized activity on certain information technology systems. The Company promptly activated its incident response plan and implemented containment measures, including proactively taking certain systems offline (the “Cybersecurity Incident”).

The Company recognized $7 million of incremental costs and charges related to the Cybersecurity Incident in the second quarter of fiscal 2026, of which $6 million is included in Gross profit and $1 million is included in Operating expenses in the Condensed Consolidated Statements of Operations. The Company recognized $21 million of incremental costs and charges related to the Cybersecurity Incident in fiscal 2026 year-to-date, of which $19 million is included in Gross profit and $2 million is included in Operating expenses in the Condensed Consolidated Statements of Operations.

The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company has submitted, and intends to continue to submit, claims to its insurers for reimbursement of costs, expenses, and losses stemming from the Cybersecurity Incident and expects that the full claim and settlement process will extend throughout fiscal 2026. The Company received insurance proceeds of $10 million in the second quarter of fiscal 2026 and $20 million in fiscal 2026 year-to-date, related to the Cybersecurity Incident the Company experienced in the fourth quarter of fiscal 2025, which were recognized as a reduction to Operating expenses in the Condensed Consolidated Statements of Operations. Subsequent to the end of the second quarter of fiscal 2026, on February 20, 2026, the Company received an incremental $10 million in cybersecurity insurance proceeds. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 31, 2026 and August 2, 2025, the Company had net book overdrafts of $287 million and $267 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $359 million and $349 million as of January 31, 2026 and August 2, 2025, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The Company is required to adopt the amendments in this update in the first quarter of fiscal 2029. Early adoption is permitted. The amendments in this update can be applied retrospectively, prospectively, or on a modified transition approach. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of required interim disclosures. The amendments also incorporate a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period. The Company is required to adopt the amendments in this update in the first quarter of fiscal 2029. Early adoption is permitted. The amendments in this update can be applied retrospectively or prospectively. The ASU is not expected to have a significant impact on the Company's consolidated financial statements.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	January 31, 2026	August 2, 2025
Customer accounts receivable	$964	$1,062
Allowance for uncollectible receivables	(41)	(37)
Other receivables, net	71	68
Accounts receivable, net	$994	$1,093

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$2
Long-term notes receivable, net, included within Other long-term assets	$13	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. As of January 31, 2026, the agreement allows for the Company to sell up to a maximum amount of $500 million of accounts receivable. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of January 31, 2026 and August 2, 2025, was approximately $393 million and $380 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $5 million and $4 million for the second quarters of fiscal 2026 and 2025, respectively, and $9 million for both fiscal 2026 and 2025 year-to-date, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Restructuring and integration costs	$1	$5	$17	$16
Closed property charges and costs, net	7	4	13	5
Total	$8	$9	$30	$21
Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2026 year-to-date primarily include an adjustment to previously recorded multiemployer pension plan withdrawal liabilities and costs associated with certain employee severance and other employee separation costs. Restructuring and integration costs for fiscal 2025 year-to-date primarily relate to costs associated with certain employee severance and other employee separation costs.

Closed Property Charges and Costs

Closed property charges for fiscal 2026 and 2025 year-to-date primarily relate to non-operating distribution centers as the Company optimizes its distribution center network, and non-operating retail stores.

Restructuring Liabilities

Changes in certain restructuring liabilities, which are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets, consisted of the following:

(in millions)	Severance and other employee separation costs	Contract termination charges and costs
Balances at August 2, 2025	$10	$35
Restructuring-related charges	4	—
Cash settlements	(9)	(35)
Balances at January 31, 2026	$5	$—

Contract Termination Charges and Costs

In the fourth quarter of fiscal 2025, the Company mutually agreed to terminate its supply agreement with a customer in the East region, pursuant to which the Company served as the customer’s primary grocery wholesaler in the Northeast. In connection with this termination agreement, the Company incurred a $53 million charge in the fourth quarter of fiscal 2025 for contract termination payments. The supply agreement terminated on September 6, 2025, and the customer’s conventional products business in the Northeast transitioned to another wholesaler. All installment amounts owed related to the contract termination have been paid.

NOTE 5—ASSET IMPAIRMENT CHARGES

In the first quarter of fiscal 2026, the Company recorded a $10 million non-cash asset impairment charge related to the decision to close certain retail store locations, all of which related to operating lease assets. In the second quarter of fiscal 2026, the Company recorded $5 million of non-cash asset impairment charges related to decisions to discontinue operations at certain leased distribution centers, warehouses or offsite storage facilities as the Company continues to optimize its distribution center network. These charges are recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations. There were no asset impairment charges recorded for fiscal 2025 year-to-date.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s Goodwill balance as of January 31, 2026 and August 2, 2025 was $19 million, net of accumulated goodwill impairment charges of $727 million, and was only attributable to the Natural reporting unit. There were no goodwill impairment charges during fiscal 2026 and 2025 year-to-date. Changes in the carrying value of Goodwill for fiscal 2026 and 2025 year-to-date were due to changes in foreign exchange rates.

Identifiable intangible assets, net consisted of the following:

	January 31, 2026			August 2, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$501	$506	$1,007	$472	$535
Pharmacy prescription files	33	33	—	33	32	1
Operating lease intangibles	3	3	—	3	3	—
Trademarks and tradenames	85	74	11	85	70	15
Total amortizing intangible assets	1,128	611	517	1,128	577	551
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,153	$611	$542	$1,153	$577	$576
Amortization expense was $16 million and $18 million for the second quarters of fiscal 2026 and 2025, respectively, and $34 million and $36 million for fiscal 2026 and 2025 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of January 31, 2026 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2026	$32
2027	63
2028	61
2029	51
2030	44
Thereafter	266
$517

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at January 31, 2026
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$2	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 2, 2025
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of January 31, 2026, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $9 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $9 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

	January 31, 2026		August 2, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$19	$14	$13	$8
Long-term debt, including current portion	$1,716	$1,736	$1,862	$1,882

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of January 31, 2026. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of January 31, 2026, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1175%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1300%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.5965%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.6000%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	50	3.6000%	One-Month Term SOFR	Monthly
December 22, 2025	December 29, 2028	100	3.3330%	One-Month Term SOFR	Monthly
		$650

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In subsequent reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (loss) (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$32	$38	$66	$74
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income (loss) into earnings	$1	$2	$2	$6

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at January 31, 2026	Fiscal Maturity Year	January 31, 2026	August 2, 2025
Term Loan Facility (1)	8.42%	2031	$372	$383
ABL Credit Facility (2)	5.13%	2027	861	999
Senior Notes (3)	6.75%	2029	500	500
Debt issuance costs, net			(11)	(13)
Original issue discount on debt			(6)	(7)
Long-term debt, including current portion			1,716	1,862
Less: current portion of long-term debt			(3)	(3)
Long-term debt			$1,713	$1,859
(1) Face value before debt issuance costs of $4 million and $4 million, respectively, and an original issue discount on debt of $6 million and $7 million, respectively.
(2) Face value before debt issuance costs of $3 million and $5 million, respectively.
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

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries (collectively, the “Guarantors”), subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of January 31, 2026 and August 2, 2025, there was $617 million and $642 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

As of January 31, 2026, the borrowings under the Term Loan Facility bear interest at rates that, at the Company’s option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

On December 8, 2025, the Company made a voluntary prepayment of $9 million on the Term Loan Facility funded with proceeds from the sale of the Bismarck, North Dakota distribution center. In connection with this prepayment, the Company incurred an insignificant loss on debt extinguishment which was recorded within Interest expense, net in the Consolidated Statements of Operations in the second quarter of fiscal 2026.

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

	Range of Facility Rates and Fees (per annum)	January 31, 2026
Applicable margin for revolver base rate loans	0.00% - 0.25%	0.00%
Applicable margin for revolver SOFR and BA loans(1)	1.00% - 1.25%	1.00%
Applicable margin for FILO base rate loans	1.50%	1.50%
Applicable margin for FILO SOFR loans	2.50%	2.50%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.125% - 1.375%	1.125%
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

As of January 31, 2026, the borrowing base was $2,330 million, reflecting the advance rates described above and $110 million of reserves, which is below the $2,730 million limit of availability. This resulted in total availability of $2,330 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	January 31, 2026
Total availability for ABL loans and letters of credit	$2,330
ABL loans outstanding	861
Letters of credit outstanding	184
Unused credit	$1,285

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by each of the Company’s subsidiaries that are borrowers under or that guarantee the ABL Credit Facility or the Term Loan Facility.

Subsequent to the end of the second quarter of fiscal 2026, on February 26, 2026, the Company redeemed $115 million aggregate principal amount of the Senior Notes. The redemption was funded with incremental borrowings under the ABL Credit Facility. In connection with this redemption, the Company expects to incur an insignificant loss on debt extinguishment, which will be recorded within Interest expense, net in the Consolidated Statements of Operations in the third quarter of fiscal 2026. Following the redemption, $385 million aggregate principal amount of the Senior Notes remain outstanding.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2026 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 2, 2025	$—	$(16)	$(23)	$(3)	$(42)
Other comprehensive loss before reclassifications	—	—	2	1	3
Amortization of cash flow hedges	—	—	—	(2)	(2)
Net current period Other comprehensive income (loss)	—	—	2	(1)	1
Accumulated other comprehensive loss at January 31, 2026	$—	$(16)	$(21)	$(4)	$(41)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2025 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income (loss) before reclassifications	2	—	(3)	7	6
Amortization of cash flow hedges	(1)	—	—	(4)	(5)
Net current period Other comprehensive income (loss)	1	—	(3)	3	1
Accumulated other comprehensive income (loss) at February 1, 2025	$1	$(22)	$(27)	$2	$(46)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Swap agreements:
Reclassification of cash flow hedges	$(1)	$(2)	$(2)	$(6)	Interest expense, net
Income tax expense	—	1	—	2	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$(1)	$(2)	$(4)

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$(1)	$—	$(2)	Cost of sales
Income tax expense	—	1	—	1	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$—	$—	$(1)

As of January 31, 2026, the Company expects to reclassify $1 million related to unrealized derivative losses out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension plans consisted of the following:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Interest cost	$16	$18	$33	$36
Expected return on plan assets	(22)	(23)	(45)	(46)
Net periodic benefit income	$(6)	$(5)	$(12)	$(10)

Other postretirement benefits costs for the second quarters and year-to-date fiscal 2026 and 2025 were de minimis.

Contributions

No cash pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in fiscal 2026. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2026. Contributions for the second quarters and year-to-date fiscal 2026 and 2025 were de minimis.

Multiemployer Pension Plans

The Company contributed $11 million and $12 million in the second quarters of fiscal 2026 and 2025, respectively, and $23 million and $25 million in fiscal 2026 and 2025 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the second quarter of fiscal 2026 was an expense rate of 13.0% on pre-tax income compared to a benefit rate of 60.0% on pre-tax loss for the second quarter of fiscal 2025. The change from the second quarter of fiscal 2025 is primarily driven by the increase in pre-tax income during the second quarter of fiscal 2026. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were discrete tax benefits resulting from employee stock award vestings.

The effective tax rate for fiscal 2026 year-to-date was a benefit rate of 14.3% on pre-tax income compared to a benefit rate of 24.1% on pre-tax loss for fiscal 2025 year-to-date. The change from fiscal 2025 year-to-date is primarily driven by the increase in pre-tax income, discrete tax benefits from favorable tax audit settlements and employee stock award vestings during fiscal 2026, as well as the tax credit benefit of a solar array placed in service during the first quarter of fiscal 2026. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were favorable audit settlements, discrete tax benefits resulting from employee stock award vestings and the solar tax credit benefit.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	13-Week Period Ended		26-Week Period Ended
(in millions, except per share data)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Basic weighted average shares outstanding	60.9	60.2	60.8	59.9
Net effect of dilutive stock awards based upon the treasury stock method	1.8	—	1.9	—
Diluted weighted average shares outstanding	62.7	60.2	62.7	59.9

Basic earnings (loss) per share(1)	$0.32	$(0.05)	$0.26	$(0.39)
Diluted earnings (loss) per share(1)	$0.31	$(0.05)	$0.25	$(0.39)

Anti-dilutive share-based awards excluded from the calculation of diluted earnings (loss) per share	—	1.8	0.1	2.1
(1)Earnings (loss) per share amounts are calculated using actual unrounded figures.

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

Unallocated corporate overhead includes a portion of centrally-managed corporate functions, which include, but are not limited to, corporate legal operations, investor relations, treasury, certain enterprise-wide information technology and other corporate operating expenses that are not integral to segment performance. Unallocated corporate overhead excludes items such as restructuring, acquisition and integration related expenses and share-based compensation. These items are excluded from the definition of Adjusted EBITDA and are added back to reconcile segment Adjusted EBITDA to Income (loss) before income taxes.

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

The following tables provide financial information for each reportable segment, along with a reconciliation to Income (loss) before income taxes:

	13-Week Period Ended January 31, 2026
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$4,279	$3,108	$560	$7,947
Intersegment Net sales	11	284	—	295
	4,290	3,392	560	$8,242
Elimination of intersegment Net sales				(295)
Net sales				$7,947

Less:
Cost of sales(1)	3,746	3,015	428
Distribution expenses(1)	320	223	—
Other(2)	94	80	137
Segment Adjusted EBITDA	130	74	(5)	$199

Adjustments:
Unallocated corporate overhead				(20)
Net periodic benefit income, excluding service cost				6
Interest expense, net				(32)
Other income, net				(8)
Depreciation and amortization				(74)
Share-based compensation				(16)
LIFO charge				(5)
Restructuring, acquisition, and integration related expenses				(8)
Loss on sale of assets and other asset charges				(9)
Business transformation costs				(13)
Cybersecurity incident				3
Income before income taxes				$23
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

	13-Week Period Ended February 1, 2025(1)
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$4,007	$3,541	$610	$8,158
Intersegment Net sales	14	320	—	334
	4,021	3,861	610	$8,492
Elimination of intersegment Net sales				(334)
Net sales				$8,158

Less:
Cost of sales(2)	3,500	3,460	454
Distribution expenses(2)	317	255	—
Other(3)	107	87	149
Segment Adjusted EBITDA	97	59	7	$163

Adjustments:
Elimination of intersegment loss				(2)
Unallocated corporate overhead				(16)
Net income attributable to noncontrolling interests				1
Net periodic benefit income, excluding service cost				5
Interest expense, net				(38)
Other income, net				1
Depreciation and amortization				(81)
Share-based compensation				(11)
LIFO charge				(3)
Restructuring, acquisition, and integration related expenses				(9)
Loss on sale of assets and other asset charges				(5)
Business transformation costs				(8)
Other adjustments				(2)
Loss before income taxes				$(5)
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

	26-Week Period Ended January 31, 2026
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$8,508	$6,165	$1,114	$15,787
Intersegment Net sales	22	552	—	574
	8,530	6,717	1,114	$16,361
Elimination of intersegment Net sales				(574)
Net sales				$15,787

Less:
Cost of sales(1)	7,438	5,966	848
Distribution expenses(1)	651	449	—
Other(2)	184	158	280
Segment Adjusted EBITDA	257	144	(14)	$387

Adjustments:
Elimination of intersegment loss				(1)
Unallocated corporate overhead				(40)
Net periodic benefit income, excluding service cost				12
Interest expense, net				(66)
Other income, net				(8)
Depreciation and amortization				(151)
Share-based compensation				(27)
LIFO charge				(10)
Restructuring, acquisition, and integration related expenses				(30)
Loss on sale of assets and other asset charges				(23)
Business transformation costs				(17)
Cybersecurity incident				(1)
Other adjustments				(11)
Income before income taxes				$14
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

	26-Week Period Ended February 1, 2025(1)
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$7,828	$7,005	$1,196	$16,029
Intersegment Net sales	31	620	—	651
	7,859	7,625	1,196	$16,680
Elimination of intersegment Net sales				(651)
Net sales				$16,029

Less:
Cost of sales(2)	6,826	6,839	892
Distribution expenses(2)	625	506	—
Other(3)	209	176	296
Segment Adjusted EBITDA	199	104	8	$311

Adjustments:
Unallocated corporate overhead				(32)
Net income attributable to noncontrolling interests				2
Net periodic benefit income, excluding service cost				10
Interest expense, net				(74)
Other income, net				3
Depreciation and amortization				(161)
Share-based compensation				(18)
LIFO charge				(10)
Restructuring, acquisition, and integration related expenses				(21)
Loss on sale of assets and other asset charges				(11)
Business transformation costs				(26)
Other adjustments				(2)
Loss before income taxes				$(29)
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

The following table provides other significant items by reportable segment, along with a reconciliation to consolidated totals:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025(1)	January 31, 2026	February 1, 2025(1)
Depreciation and amortization:
Natural	$27	$25	$53	$50
Conventional	38	44	80	89
Retail	7	9	16	18
Total segments	72	78	149	157
Unallocated corporate	2	3	2	4
Consolidated total	$74	$81	$151	$161

Payments for capital expenditures:
Natural	$21	$41	$30	$79
Conventional	17	9	22	18
Retail	1	4	3	6
Total segments	39	54	55	103
Unallocated corporate	1	—	1	—
Consolidated total	$40	$54	$56	$103
(1)Prior periods have been recast to conform to the Company’s new reportable operating segments effective for the fourth quarter of fiscal 2025. There was no impact to the Company’s consolidated results.

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of January 31, 2026. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of January 31, 2026, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $9 million ($8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of January 31, 2026, the Company has recorded a de minimis total estimated loss in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 31, 2026, the Company had approximately $513 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. In the first quarter of fiscal 2026, the Company reached an agreement to settle these cases for $23.4 million and has executed the settlement agreements. The Company has recorded a liability related to these agreements within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, which the Company expects to pay in the third quarter of fiscal 2026. The settlement notice and administration process is ongoing.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company determining that the Company has no liability. On April 1, 2025, the relators filed a motion asking the District Court to alter or amend the judgment to enter judgment for relators on penalties and a new trial on damages. The Company filed its response in opposition to the motion on April 29, 2025. On October 31, 2025, the Court denied the relators’ motions. On November 26, 2025, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals and the Company filed its cross appeal on December 5, 2025. The parties are engaged in briefing the appeal.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about the Company’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company filed its response on June 13, 2025. The parties are waiting for the court to schedule a hearing or rule on the motion for class certification. The Company intends to vigorously defend this matter.

On February 6, 2026, a shareholder filed a shareholder derivative lawsuit against the Company as a nominal defendant and certain current and former officers and directors of the Company as defendants. In Raye Stapleton v. J. Alexander Miller Douglas, et. al. pending in Delaware Chancery Court, the plaintiffs allege that defendants breached their fiduciary duties by causing, approving and/or acquiescing in the making of materially false and/or misleading statements and failing to disclose material facts about the Company’s business, operations and prospects based primarily on the same alleged conduct underlying the securities class action described above.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of January 31, 2026, amounts accrued for these legal proceedings not quantified above are not material, individually or in the aggregate.

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

Business Overview

United Natural Foods, Inc. and its subsidiaries (“UNFI”, “we”, “us”, “our”, the “Company”) is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products, programs and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller retailers. We offer approximately 230,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 48 distribution centers and warehouses representing approximately 27 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

We are executing against our value creation strategy, which seeks to build capabilities that add value to our customers and suppliers through our portfolio of products, programs, insights and services, while improving our effectiveness and efficiency. We are focused on controllable variables in several key areas: network optimization; managing annual capital spending; and optimizing our cost structure and net working capital position.

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

The U.S. economy continues to experience economic volatility, which has had, and we expect may continue to have, an impact on consumer confidence and behavior. Consumer spending may continue to be impacted by levels of discretionary income with consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, changes in pricing levels continue to affect our business, and fluctuating commodity and labor input costs may continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix. We are actively monitoring the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business.

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

Retail Operations

We operated 66 grocery stores, including 53 Cub Foods stores and 13 Shoppers stores, as of January 31, 2026. In addition, we supplied another 24 Cub Foods stores operated by our wholesale customers through franchise and minority equity ownership arrangements. We operated 77 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operated 23 “Cub Wine and Spirits” and “Cub Liquor” stores.

We plan to continue to invest in and optimize our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the second quarter of fiscal 2026. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately three percent in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	Change	January 31, 2026	February 1, 2025	Change
Net sales	$7,947	$8,158	$(211)	$15,787	$16,029	$(242)
Cost of sales	6,901	7,086	(185)	13,690	13,919	(229)
Gross profit	1,046	1,072	(26)	2,097	2,110	(13)
Operating expenses	972	1,031	(59)	1,968	2,046	(78)
Restructuring, acquisition and integration related expenses	8	9	(1)	30	21	9
Loss on sale of assets and other asset charges	9	5	4	23	11	12
Operating income	57	27	30	76	32	44
Net periodic benefit income, excluding service cost	(6)	(5)	(1)	(12)	(10)	(2)
Interest expense, net	32	38	(6)	66	74	(8)
Other expense (income), net	8	(1)	9	8	(3)	11
Income (loss) before income taxes	23	(5)	28	14	(29)	43
Provision (benefit) for income taxes	3	(3)	6	(2)	(7)	5
Net income (loss) including noncontrolling interests	20	(2)	22	16	(22)	38
Less net income attributable to noncontrolling interests	—	(1)	1	—	(2)	2
Net income (loss) attributable to United Natural Foods, Inc.	$20	$(3)	$23	$16	$(24)	$40

Adjusted EBITDA	$179	$145	$34	$346	$279	$67

The following table reconciles Net income (loss) including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Net income (loss) including noncontrolling interests	$20	$(2)	$16	$(22)
Adjustments to net income (loss) including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	(1)	—	(2)
Net periodic benefit income, excluding service cost	(6)	(5)	(12)	(10)
Interest expense, net	32	38	66	74
Other expense (income), net	8	(1)	8	(3)
Provision (benefit) for income taxes	3	(3)	(2)	(7)
Depreciation and amortization	74	81	151	161
Share-based compensation	16	11	27	18
LIFO charge	5	3	10	10
Restructuring, acquisition and integration related expenses(1)	8	9	30	21
Loss on sale of assets and other asset charges(2)	9	5	23	11
Business transformation costs(3)	13	8	17	26
Cybersecurity incident(4)	(3)	—	1	—
Other adjustments(5)	—	2	11	2
Adjusted EBITDA	$179	$145	$346	$279
(1)Fiscal 2026 primarily reflects distribution center and store closure charges, adjustments to previously recorded multiemployer pension plan withdrawal liabilities and costs associated with certain employee severance and other employee separation costs. Fiscal 2025 primarily reflects costs associated with certain employee severance and other employee separation costs and distribution center and store closure charges. See Notes to Condensed Consolidated Financial Statements for additional information.
(2)Fiscal 2026 primarily includes $5 million in non-cash impairment charges in the second quarter of fiscal 2026 related to the decision to discontinue operations at certain distribution centers, warehouses or offsite storage facilities, a $10 million non-cash asset impairment charge in the first quarter of fiscal 2026 related to the decision to close certain retail store locations and losses on the sales of receivables under the accounts receivable monetization program. Fiscal 2025 primarily includes losses on the sales of receivables under the accounts receivable monetization program. See Notes to Condensed Consolidated Financial Statements for additional information.
(3)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(4)Fiscal 2026 includes costs and charges and insurance recoveries related to the Cybersecurity Incident. See Notes to Condensed Consolidated Financial Statements for additional information.
(5)Fiscal 2026 reflects accrued costs related to an agreement to settle certain legal proceedings, which are included within Operating expenses in the Condensed Consolidated Statements of Operations. Fiscal 2025 reflects certain estimated accrued legal-related costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Net Sales

The following table sets forth Net sales by segment. Prior periods have been recast to conform to our current period presentation. Refer to Note 14—Business Segments in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our category definitions and additional information.

	13-Week Period Ended		Increase (Decrease)		26-Week Period Ended		Increase (Decrease)
(in millions, except percentages)	January 31, 2026	February 1, 2025	$	%	January 31, 2026	February 1, 2025	$	%
Natural	$4,290	$4,021	$269	6.7%	$8,530	$7,859	$671	8.5%
Conventional	3,392	3,861	(469)	(12.1)%	6,717	7,625	(908)	(11.9)%
Retail	560	610	(50)	(8.2)%	1,114	1,196	(82)	(6.9)%
Eliminations	(295)	(334)	39	N/M	(574)	(651)	77	N/M
Total net sales	$7,947	$8,158	$(211)	(2.6)%	$15,787	$16,029	$(242)	(1.5)%
N/M - not meaningful
Second Quarter

Our Net sales for the second quarter of fiscal 2026 decreased approximately 2.6% from the second quarter of fiscal 2025. The decrease in Net sales was primarily driven by a decrease in Conventional and Retail Net Sales, partially offset by an increase in Natural Net Sales.

Natural Net sales for the second quarter of fiscal 2026 increased approximately 6.7% from the second quarter of fiscal 2025. The increase was primarily driven by an increase in unit volumes, including new business with existing and new customers, as well as inflation.

Conventional Net sales for the second quarter of fiscal 2026 decreased approximately 12.1% from the second quarter of fiscal 2025. The decrease was driven by a decline in unit volumes including the impact from network optimization largely driven by the transition out of our Allentown, Pennsylvania distribution center, partially offset by increases from inflation.

Retail Net sales for the second quarter of fiscal 2026 decreased approximately 8.2% from the second quarter of fiscal 2025. The decrease was primarily driven by store closures and a 2.1% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Our Net sales for fiscal 2026 year-to-date decreased approximately 1.5% from fiscal 2025 year-to-date. The decrease in Net sales was primarily driven by a decrease in Conventional and Retail Net Sales, partially offset by an increase in Natural Net Sales.

Natural Net sales for fiscal 2026 year-to-date increased approximately 8.5% from fiscal 2025 year-to-date. The increase was primarily driven by an increase in unit volumes, including new business with existing and new customers, as well as inflation.

Conventional Net sales for fiscal 2026 year-to-date decreased approximately 11.9% from fiscal 2025 year-to-date. The decrease was driven by a decline in unit volumes including the impact from network optimization largely driven by the transition out of our Allentown, Pennsylvania distribution center, partially offset by increases from inflation.

Retail Net sales for fiscal 2026 year-to-date decreased approximately 6.9% from fiscal 2025 year-to-date. The decrease was primarily driven by store closures and a 2.5% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Cost of Sales and Gross Profit

Our Gross profit decreased $26 million, or 2.4%, to $1,046 million for the second quarter of fiscal 2026, from $1,072 million for the second quarter of fiscal 2025. Our Gross profit as a percentage of Net sales increased to 13.2% for the second quarter of fiscal 2026 compared to 13.1% for the second quarter of fiscal 2025. The gross profit rate was primarily impacted by the benefits of network optimization and customer mix as well as higher levels of procurement gains, which were partially offset by a lower margin rate in the Retail segment.

Our Gross profit decreased $13 million, or 0.6%, to $2,097 million for fiscal 2026 year-to-date, from $2,110 million for fiscal 2025 year-to-date. Our Gross profit as a percentage of Net sales increased to 13.3% for fiscal 2026 year-to-date compared to 13.2% for fiscal 2025 year-to-date. The increase in gross profit rate was primarily driven by the positive impact of network optimization and customer mix as well as higher levels of procurement gains, which were partially offset by a lower margin rate in the Retail segment and $19 million of charges associated with the previously disclosed Cybersecurity Incident.

Operating Expenses

Operating expenses decreased $59 million, or 5.7%, to $972 million, or 12.2% of Net sales, for the second quarter of fiscal 2026 compared to $1,031 million, or 12.6% of Net sales, for the second quarter of fiscal 2025. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the benefits from cost saving initiatives, including network optimization and higher levels of distribution center productivity, and insurance proceeds.

Operating expenses decreased $78 million, or 3.8%, to $1,968 million, or 12.5% of Net sales, for fiscal 2026 year-to-date compared to $2,046 million, or 12.8% of Net sales, for fiscal 2025 year-to-date. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the benefits from cost saving initiatives and $20 million in cybersecurity insurance recoveries.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses decreased $1 million to $8 million for the second quarter of fiscal 2026, compared to $9 million for the second quarter of fiscal 2025. The decrease was primarily driven by a decrease in certain employee severance and other employee separation costs and costs associated with outsourcing certain corporate functions under restructuring initiatives, partially offset by an increase in closed property charges and costs.

Restructuring, acquisition and integration related expenses increased $9 million to $30 million for fiscal 2026 year-to-date, compared to $21 million for fiscal 2025 year-to-date. The increase was primarily driven by an adjustment to previously recorded multiemployer pension plan withdrawal liabilities in the first quarter of fiscal 2026 and higher closed property charges and costs, partially offset by a decrease in certain employee severance and other employee separation costs.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges increased $4 million to $9 million for the second quarter of fiscal 2026, from $5 million for the second quarter of fiscal 2025. The second quarter of fiscal 2026 primarily included $5 million of non-cash asset impairment charges related to decisions to discontinue operations at certain leased distribution centers, warehouses or offsite storage facilities as we continue to optimize our distribution center network, while there were no asset impairment charges in the second quarter of fiscal 2025. The second quarters of fiscal 2026 and 2025 included losses on the sales of receivables under the accounts receivable monetization program.

Loss on sale of assets and other asset charges increased $12 million to $23 million for fiscal 2026 year-to-date, from $11 million for fiscal 2025 year-to-date. The increase was primarily driven by higher asset impairment charges. Fiscal 2026 year-to-date primarily included $15 million in non-cash asset impairment charges related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities, while there were no asset impairment charges in fiscal 2025 year-to-date. Fiscal 2026 and 2025 year-to-date included losses on the sales of receivables under the accounts receivable monetization program.

Operating Income

Reflecting the factors described above, Operating income increased $30 million to $57 million for the second quarter of fiscal 2026, compared to Operating income of $27 million for the second quarter of fiscal 2025. The increase in Operating income was primarily driven by a decrease in Operating expenses, partially offset by a decrease in Gross profit and an increase in Loss on sale of assets and other asset charges in the second quarter of fiscal 2026, each as described above.

Reflecting the factors described above, Operating income increased $44 million to $76 million for fiscal 2026 year-to-date, compared to Operating income of $32 million for fiscal 2025 year-to-date. The increase in Operating income was primarily driven by a decrease in Operating expenses, partially offset by a decrease in Gross profit and an increase in Loss on sale of assets and other asset charges and Restructuring, acquisition and integration related expenses in fiscal 2026 year-to-date, each as described above.

Interest Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Interest expense on long-term debt, net of capitalized interest	$31	$36	$63	$71
Interest expense on finance lease obligations	1	1	1	1
Amortization of financing costs and discounts	1	1	3	3
Interest income	(1)	—	(1)	(1)
Interest expense, net	$32	$38	$66	$74

The decrease in interest expense, net, in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was primarily driven by lower outstanding long-term debt balances.

The decrease in interest expense, net, in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily driven by lower outstanding long-term debt balances.

Provision (Benefit) for Income Taxes

The effective tax rate for the second quarter of fiscal 2026 was an expense rate of 13.0% on pre-tax income compared to a benefit rate of 60.0% on pre-tax loss for the second quarter of fiscal 2025. The change from the second quarter of fiscal 2025 is primarily driven by the increase in pre-tax income during the second quarter of fiscal 2026.

The effective tax rate for fiscal 2026 year-to-date was a benefit rate of 14.3% on pre-tax income compared to a benefit rate of 24.1% on pre-tax loss for fiscal 2025 year-to-date. The change from fiscal 2025 year-to-date is primarily driven by the increase in pre-tax income, discrete tax benefits from favorable tax audit settlements and employee stock award vestings during fiscal 2026, as well as the tax credit benefit of a solar array placed in service during the first quarter of fiscal 2026.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $20 million, or $0.31 per diluted common share, for the second quarter of fiscal 2026, compared to Net loss attributable to United Natural Foods, Inc. of $3 million, or $0.05 per diluted common share, for the second quarter of fiscal 2025.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $16 million, or $0.25 per diluted common share, for fiscal 2026 year-to-date, compared to Net loss attributable to United Natural Foods, Inc. of $24 million, or $0.39 per diluted common share, for fiscal 2025 year-to-date.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Prior periods have been recast to conform to our current period presentation. Refer to Note 14—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	13-Week Period Ended			26-Week Period Ended
(in millions)	November 1, 2025	November 2, 2024	Increase (Decrease)	November 1, 2025	November 2, 2024	Increase (Decrease)
Natural	$130	$97	$33	$257	$199	$58
Conventional	74	59	15	144	104	40
Retail	(5)	7	(12)	(14)	8	(22)

Second Quarter

Natural Adjusted EBITDA increased $33 million, or 34.0%, for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. The increase was driven by an increase in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments combined with a decrease in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, increased $29 million. Natural gross profit rate decreased approximately 15 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset by higher levels of procurement gains.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $4 million. Natural operating expense rate decreased approximately 77 basis points primarily due to the leveraging impact of higher sales and the benefits from cost saving initiatives, partially offset by increases in costs associated with union and other employee benefits.

Conventional Adjusted EBITDA increased $15 million, or 25.4%, for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. The increase was driven by a decrease in operating expenses, partially offset by a decrease in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $24 million. Conventional gross profit rate increased approximately 73 basis points driven primarily by the positive impact of network optimization and customer and product mix as well as higher levels of procurement gains.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $39 million. Conventional operating expense rate increased approximately 8 basis points primarily due to the deleveraging impact of lower sales on fixed costs, partially offset by benefits from cost saving initiatives, including network optimization.

Retail Adjusted EBITDA decreased $12 million for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. The decrease was driven by a decrease in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses.
•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $24 million. Retail gross profit rate decreased approximately 200 basis points driven primarily by lower product margin rates and changes in category mix.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $12 million. Retail operating expense rate was approximately flat to fiscal 2025 primarily due to the deleveraging impact of lower sales on fixed costs, offset by lower labor costs from operating efficiencies and store closures.

Year-to-Date

Natural Adjusted EBITDA increased $58 million, or 29.1%, for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The increase was driven by an increase in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, increased $77 million. Natural gross profit rate decreased approximately 16 basis points driven primarily by lower product margin rates and customer and product mix, which were partially offset through higher levels of procurement gains and supplier programs.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, increased $19 million. Natural operating expense rate decreased approximately 63 basis points primarily due to the leveraging impact of higher sales and the benefits from cost saving initiatives, partially offset by increases costs associated with union and other employee benefits.

Conventional Adjusted EBITDA increased $40 million, or 38.5%, for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The increase was driven by a decrease in operating expenses, partially offset by a decrease in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $34 million. Conventional gross profit rate increased approximately 89 basis points driven primarily by the positive impact of network optimization and customer and product mix, higher levels of procurement gains and recoveries related to settlements with customers and suppliers in the first quarter of fiscal 2026.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $74 million. Conventional operating expense rate increased approximately 11 basis points primarily due to the deleveraging impact of lower sales on fixed costs, partially offset by benefits from cost saving initiatives, including network optimization.

Retail Adjusted EBITDA decreased $22 million for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The decrease was driven by a decrease in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses.

•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $38 million. Retail gross profit rate decreased approximately 154 basis points driven primarily by lower product margin rates, changes in category mix and lower sales volume.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $16 million. Retail operating expense rate increased approximately 39 basis points primarily due to the deleveraging impact of lower sales on fixed costs, partially offset by lower labor costs from operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of January 31, 2026 was $1,337 million and consisted of the following:
◦$1,285 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which decreased $168 million from $1,453 million as of August 2, 2025, primarily due to a reduction in the borrowing base, partially offset by a reduction in net borrowings under the ABL Credit Facility; and
◦$52 million of cash and cash equivalents, which increased $8 million from $44 million as of August 2, 2025.
•Total debt decreased $146 million to $1,716 million as of January 31, 2026 from $1,862 million as of August 2, 2025, primarily related to a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures and repurchases of common stock.
•Working capital decreased $12 million to $809 million as of January 31, 2026 from $821 million as of August 2, 2025, primarily due to a decrease in inventory levels combined with a decrease in accounts receivable, largely offset by a decrease in accounts payable related to lower inventory levels, a decrease in accrued compensation and benefits and an increase in prepaid expenses and other current assets.
•In connection with the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses, we paid the remaining installments totaling $35 million in the first quarter of fiscal 2026.
•In the second quarter of fiscal 2026, we repurchased 742,622 shares of our common stock for a total cost of $25 million.
•In the second quarter of fiscal 2026, we made a voluntary prepayment of $9 million on our senior secured first lien term loan (the “Term Loan Facility”) funded with proceeds from the sale of the Bismarck, North Dakota distribution center.
•Subsequent to the end of the second quarter of fiscal 2026, on February 26, 2026, we redeemed $115 million of our $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”) funded with incremental borrowings under the ABL Credit Facility.

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

Long-Term Debt

During fiscal 2026 year-to-date, we reduced borrowings by a net $138 million under the ABL Credit Facility, and made voluntary and mandatory prepayments on the Term Loan Facility totaling $11 million. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) and Senior Notes do not include any financial maintenance covenants. Our revolving credit agreement dated as of June 3, 2022 (as amended, the “ABL Loan Agreement”) subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $220 million, or $210 million if no ABL FILO Loans are then outstanding at such time and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2026 that may be required in fiscal 2027 is not reasonably estimable as of January 31, 2026.

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

As of January 31, 2026, we had an aggregate of $650 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 3.333% to 4.130%, with maturities between October 2026 and December 2028. The fair values of these interest rate derivatives represent a total net liability of $3 million as of January 31, 2026, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of January 31, 2026, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2026 year-to-date were $56 million compared to $103 million for fiscal 2025 year-to-date, a decrease of $47 million primarily driven by reduced capital spending related to automation initiatives. Our capital spending for fiscal 2026 and 2025 year-to-date principally included supply chain and information technology expenditures, including maintenance expenditures and investments in growth initiatives. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $9 million for fiscal 2026 year-to-date compared to $5 million for fiscal 2025 year-to-date.

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

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in millions)	January 31, 2026	February 1, 2025	Change
Net cash provided by operating activities	$245	$137	$108
Net cash used in investing activities	(46)	(100)	54
Net cash used in financing activities	(192)	(32)	(160)
Effect of exchange rate on cash	1	(1)	2
Net increase in cash and cash equivalents	8	4	4
Cash and cash equivalents, at beginning of period	44	40	4
Cash and cash equivalents, at end of period	$52	$44	$8

The increase in net cash provided by operating activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to an increase in cash generated from net income and lower levels of cash utilized in net working capital, partially offset by payments related to the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses in fiscal 2026 year-to-date.

The decrease in net cash used in investing activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to lower payments for capital expenditures in fiscal 2026 year-to-date.

The increase in net cash used in financing activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to an increase in net repayments of borrowings under the ABL Credit Facility resulting from the increase in net cash provided by operating activities and the decrease in cash used in investing activities, as described above, and an increase in cash used to repurchase common stock in fiscal 2026 year-to-date.

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

Pension and Other Postretirement Benefit Obligations

In fiscal 2026, no cash pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions is expected to be made to other defined benefit pension plans and postretirement benefit plans in fiscal 2026. We fund our tax-qualified defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under this program, we repurchased 742,622 shares of our common stock at an average price of $33.66 per share, for a total cost of $25 million in fiscal 2026. As of January 31, 2026, we had $113 million remaining authorized under the 2022 Repurchase Program.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matter

On December 31, 2024, the Company received a Notice of Potential Violation and Opportunity to Confer (“Notice”) from the U.S. Environmental Protection Agency (“EPA”) Region VI alleging violations of the Federal Clean Air Act Section 112(r) at one of the Company’s distribution centers. The alleged violations stem from an EPA inspection of the facility in December 2023. The Company conferred with the EPA and provided additional information with respect to the alleged violations and the Company’s corrective actions. On October 10, 2025, the Company entered into a Consent Agreement and Final Order with the EPA and agreed to pay a monetary penalty of approximately $540,000, which the Company paid in the second quarter of fiscal 2026.

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

The following table presents purchases of our common stock and related information for each of the months in the quarter ended January 31, 2026.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Period(1):
November 2, 2025 to December 6, 2025	—	$—	—	$138
December 7, 2025 to January 3, 2026	633,197	$33.74	633,197	$116
January 4, 2026 to January 31, 2026	109,425	$33.21	109,425	$113
Total	742,622	$33.66	742,622	$113

(1)The reported periods conform to our fiscal calendar.
(2)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of December 6, 2025, January 3, 2026 and January 31, 2026.

Dividends. We are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility, ABL Credit Facility and Senior Notes.

Item 5. Other Information

The Board of Directors of the Company has appointed Hong Dinh to the role of Senior Vice President, Chief Accounting Officer, effective March 16, 2026. Ms. Dinh succeeds R. Eric Esper, who has served as Chief Accounting Officer since joining the Company in November 2020. Following Ms. Dinh’s appointment to Chief Accounting Officer, Mr. Esper will serve as Senior Vice President, Enterprise FP&A of the Company.

Ms. Dinh has served as Vice President, Corporate Controller of the Company since March 2025. Prior to joining the Company, Ms. Dinh served as Vice President, Controller and Treasurer of HD Supply, Inc., an industrial distributor and wholly owned subsidiary of The Home Depot, from April 2024 to March 2025. From July 2023 to April 2024, she served as Vice President, Chief Accounting Officer and Corporate Controller of Artera Services, LLC, a construction services provider. Prior to that, she served as Vice President, Corporate Controller of Altium Packaging LLC, a packaging solutions manufacturer. She is a Certified Public Accountant with a bachelor’s degree in business administration and a master’s degree in accounting from the University of North Carolina at Chapel Hill.

In connection with Ms. Dinh’s appointment as the Company’s Chief Accounting Officer, Ms. Dinh will receive an annual base salary of $370,000. In addition, she will continue to be eligible to participate in the Company’s Annual Incentive Plan with a cash incentive bonus targeted at 50% of her base salary, based on achievement of certain fiscal year goals and objectives. Ms. Dinh will be eligible to receive a regular annual equity award for the Company’s next fiscal year 2027.

There are no arrangements or understandings between Ms. Dinh and any other person pursuant to which Ms. Dinh was appointed to serve as Chief Accounting Officer. Ms. Dinh has no family relationship with any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015).

3.2	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).
10.1**	Fifth Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (filed as Annex A to the Registrant’s Proxy Statement on Form DEF14A filed on November 5, 2025).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: March 10, 2026