Form 10-Q
period 2026-05-02
UNITED NATURAL FOODS INC
filed 2026-06-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 4, 2026 there were 60,519,140 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except for par values)

	May 2, 2026	August 2, 2025
ASSETS
Cash and cash equivalents	$43	$44
Accounts receivable, net	973	1,093
Inventories, net	1,994	2,095
Prepaid expenses and other current assets	234	191
Total current assets	3,244	3,423
Property and equipment, net	1,668	1,749
Operating lease assets	1,353	1,474
Goodwill	19	19
Intangible assets, net	526	576
Deferred income taxes	155	162
Other long-term assets	222	192
Total assets	$7,187	$7,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,769	$1,875
Accrued expenses and other current liabilities	312	319
Accrued compensation and benefits	189	227
Current portion of operating lease liabilities	166	173
Current portion of long-term debt and finance lease liabilities	6	8
Total current liabilities	2,442	2,602
Long-term debt	1,660	1,859
Long-term operating lease liabilities	1,312	1,400
Long-term finance lease liabilities	9	11
Pension and other postretirement benefit obligations	14	14
Other long-term liabilities	151	155
Total liabilities	5,588	6,041
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 64.0 shares issued and 60.7 shares outstanding at May 2, 2026; 63.1 shares issued and 60.6 shares outstanding at August 2, 2025	1	1
Additional paid-in capital	679	658
Treasury stock at cost	(115)	(86)
Accumulated other comprehensive loss	(36)	(42)
Retained earnings	1,069	1,020
Total United Natural Foods, Inc. stockholders’ equity	1,598	1,551
Noncontrolling interests	1	3
Total stockholders’ equity	1,599	1,554
Total liabilities and stockholders’ equity	$7,187	$7,595

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net sales	$7,723	$8,059	$23,510	$24,088
Cost of sales	6,674	6,977	20,364	20,896
Gross profit	1,049	1,082	3,146	3,192
Operating expenses	954	1,025	2,922	3,071
Restructuring, acquisition and integration related expenses	10	14	40	35
Loss on sale of assets and other asset charges	19	28	42	39
Operating income	66	15	142	47
Net periodic benefit income, excluding service cost	(6)	(5)	(18)	(15)
Interest expense, net	31	36	97	110
Other (income) expense, net	(1)	—	7	(3)
Income (loss) before income taxes	42	(16)	56	(45)
Provision (benefit) for income taxes	9	(9)	7	(16)
Net income (loss) including noncontrolling interests	33	(7)	49	(29)
Less net income attributable to noncontrolling interests	—	—	—	(2)
Net income (loss) attributable to United Natural Foods, Inc.	$33	$(7)	$49	$(31)

Basic earnings (loss) per share	$0.54	$(0.12)	$0.80	$(0.51)
Diluted earnings (loss) per share	$0.52	$(0.12)	$0.78	$(0.51)

Weighted average shares outstanding:
Basic	60.8	60.5	60.8	60.1
Diluted	62.7	60.5	62.7	60.1

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	13-Week Period Ended		39-Week Period Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net income (loss) including noncontrolling interests	$33	$(7)	$49	$(29)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax	—	1	—	1
Recognition of interest rate swap cash flow hedges, net of tax(1)	3	(4)	2	(1)
Foreign currency translation adjustments	(1)	4	1	1
Recognition of other cash flow derivatives, net of tax(2)	3	(2)	3	(1)
Total other comprehensive income (loss)	5	(1)	6	—
Less comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$38	$(8)	$55	$(31)

(1)Amounts are net of tax expense (benefit) of $1 million and $(1) million for the third quarters of fiscal 2026 and 2025, respectively, and $1 million and $0 million for fiscal 2026 and 2025 year-to-date, respectively.
(2)Amounts are net of tax expense of $1 million and $0 million for the third quarters of fiscal 2026 and 2025, respectively, and $1 million and $0 million for fiscal 2026 and 2025 year-to-date, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended May 2, 2026 and May 3, 2025
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2026	64.0	$1	3.2	$(111)	$666	$(41)	$1,036	$1,551	$1	$1,552
Restricted stock vestings	—	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	14	—	—	14	—	14
Repurchases of common stock	—	—	0.1	(4)	—	—	—	(4)	—	(4)
Other comprehensive income	—	—	—	—	—	5	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	33	33	—	33
Balances at May 2, 2026	64.0	$1	3.3	$(115)	$679	$(36)	$1,069	$1,598	$1	$1,599

Balances at February 1, 2025	63.0	$1	2.5	$(86)	$642	$(46)	$1,114	$1,625	$—	$1,625
Restricted stock vestings	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(7)	(7)	—	(7)
Balances at May 3, 2025	63.1	$1	2.5	$(86)	$650	$(47)	$1,107	$1,625	$(1)	$1,624

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended May 2, 2026 and May 3, 2025
(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 2, 2025	63.1	$1	2.5	$(86)	$658	$(42)	$1,020	$1,551	$3	$1,554
Restricted stock vestings	0.9	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	—	—	35	—	—	35	—	35
Repurchases of common stock	—	—	0.8	(29)	—	—	—	(29)	—	(29)
Other comprehensive income	—	—	—	—	—	6	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	49	49	—	49
Balances at May 2, 2026	64.0	$1	3.3	$(115)	$679	$(36)	$1,069	$1,598	$1	$1,599

Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.1	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	24	—	—	24	—	24
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Net (loss) income	—	—	—	—	—	—	(31)	(31)	2	(29)
Balances at May 3, 2025	63.1	$1	2.5	$(86)	$650	$(47)	$1,107	$1,625	$(1)	$1,624

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$49	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225	242
Share-based compensation	45	28
Loss (gain) on sale of assets	8	(1)
Long-lived asset impairment charges	29	24
Net pension and other postretirement benefit income	(18)	(15)
Deferred income tax expense (benefit)	5	(3)
LIFO charge	18	5
Provision for losses on receivables	30	1
Loss on debt extinguishment	1	—
Non-cash interest expense and other adjustments	3	4
Changes in operating assets and liabilities
Accounts and notes receivable	85	(44)
Inventories	83	(16)
Prepaid expenses and other assets	83	186
Accounts payable	(114)	86
Accrued expenses and other liabilities	(189)	(158)
Net cash provided by operating activities	343	310
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(100)	(157)
Proceeds from dispositions of assets	13	6
Payments for investments	(6)	(2)
Net cash used in investing activities	(93)	(153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	2,663	2,276
Repayments of borrowings under revolving credit line	(2,733)	(2,397)
Repayments of long-term debt and finance leases	(130)	(11)
Repurchases of common stock	(29)	—
Payments of employee restricted stock tax withholdings	(14)	(9)
Payments for debt issuance costs	(6)	(1)
Distributions to noncontrolling interests	(2)	(3)
Net cash used in financing activities	(251)	(145)
EFFECT OF EXCHANGE RATE ON CASH	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	12
Cash and cash equivalents, at beginning of period	44	40
Cash and cash equivalents, at end of period	$43	$52
Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$120
Cash payments for federal, state, and foreign income taxes, net	$4	$1
Leased assets obtained in exchange for new operating lease liabilities	$36	$301
Leased assets obtained in exchange for new finance lease liabilities	$—	$5
Additions of property and equipment included in Accounts payable	$15	$19

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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2026 and 2025 relate to the 13-week fiscal quarters ended May 2, 2026 and May 3, 2025, respectively. References to fiscal 2026 and 2025 year-to-date relate to the 39-week fiscal periods ended May 2, 2026 and May 3, 2025, respectively.

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

The Company recognized $1 million of incremental costs and charges related to the Cybersecurity Incident in the third quarter of fiscal 2026, which is included in Gross profit in the Condensed Consolidated Statements of Operations. The Company recognized $22 million of incremental costs and charges related to the Cybersecurity Incident in fiscal 2026 year-to-date, of which $20 million is included in Gross profit and $2 million is included in Operating expenses in the Condensed Consolidated Statements of Operations.

The Company maintains insurance coverage to limit its exposure to losses such as those related to the Cybersecurity Incident. The Company has submitted, and intends to continue to submit, claims to its insurers for reimbursement of costs, expenses, and losses stemming from the Cybersecurity Incident and expects that the full claim and settlement process will extend throughout fiscal 2026. The Company received insurance proceeds of $20 million in the third quarter of fiscal 2026 and $40 million in fiscal 2026 year-to-date, related to the Cybersecurity Incident the Company experienced in the fourth quarter of fiscal 2025, which were recognized as a reduction to Operating expenses in the Condensed Consolidated Statements of Operations. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of May 2, 2026 and August 2, 2025, the Company had net book overdrafts of $216 million and $267 million, respectively.

Inventories, Net

Substantially all of the Company’s inventories consist of finished goods. To value discrete inventory items at lower of cost or net realizable value before application of any last-in, first-out (“LIFO”) reserve, the Company utilizes the weighted average cost method, perpetual cost method, the retail inventory method and the replacement cost method. Allowances for vendor funds and cash discounts received from suppliers are recorded as a reduction to Inventories, net and subsequently within Cost of sales upon the sale of the related products. Inventory quantities are evaluated throughout each fiscal year based on physical counts in the Company’s distribution centers and stores. Allowances for inventory shortages are recorded based on the results of these counts. The LIFO reserve was $367 million and $349 million as of May 2, 2026 and August 2, 2025, respectively, which is recorded within Inventories, net on the Condensed Consolidated Balance Sheets.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	May 2, 2026	August 2, 2025
Customer accounts receivable	$943	$1,062
Allowance for uncollectible receivables	(34)	(37)
Other receivables, net	64	68
Accounts receivable, net	$973	$1,093

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$2
Long-term notes receivable, net, included within Other long-term assets	$13	$7

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. As of May 2, 2026, the agreement allows for the Company to sell up to a maximum amount of $500 million of accounts receivable. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of May 2, 2026 and August 2, 2025, was approximately $392 million and $380 million, respectively. Net proceeds received are included within cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $4 million and $5 million for the third quarters of fiscal 2026 and 2025, respectively, and $13 million and $14 million for fiscal 2026 and 2025 year-to-date, respectively, and is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

The Company’s restructuring initiatives include optimization of its distribution center network, cost structure and retail footprint. The Company is unable to estimate the total amount of costs expected to be incurred in connection with the restructuring activities given their nature, including the consideration of multiple scenarios for the disposal of non-operating real estate.

Restructuring, acquisition and integration related expenses were as follows:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Restructuring and integration costs	$3	$12	$20	$28
Closed property charges and costs, net	7	2	20	7
Total Restructuring, acquisition and integration related expenses	$10	$14	$40	$35
Restructuring and Integration Costs

Restructuring and integration costs for fiscal 2026 year-to-date primarily include an adjustment to previously recorded multiemployer pension plan withdrawal liabilities and costs associated with certain employee severance and other employee separation costs related to strategic retail store closures and distribution network optimization. Restructuring and integration costs for fiscal 2025 year-to-date primarily include costs associated with certain employee severance and other employee separation costs related to the Company’s strategic initiatives focused on optimizing our cost structure and better aligning corporate resources, and strategic retail store closures, as well as outsourcing certain corporate functions under restructuring initiatives.

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

Restructuring Liabilities

Changes in certain restructuring liabilities, which are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Condensed Consolidated Balance Sheets, consisted of the following:

(in millions)	Severance and other employee separation costs	Contract termination charges and costs
Balances at August 2, 2025	$10	$35
Restructuring-related charges	7	—
Cash settlements	(11)	(35)
Balances at May 2, 2026	$6	$—

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

NOTE 5—ASSET IMPAIRMENT CHARGES

In the first quarter of fiscal 2026, the Company recorded a $10 million non-cash asset impairment charge related to the decision to close certain retail store locations, all of which related to operating lease assets. In the second quarter of fiscal 2026, the Company recorded $5 million of non-cash asset impairment charges related to decisions to discontinue operations at certain leased distribution centers, warehouses or offsite storage facilities as the Company continues to optimize its distribution center network. In the third quarter of fiscal 2026, the Company recorded a $14 million non-cash asset impairment charge related to the decision to close a leased retail store location. These charges are recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

In the third quarter of fiscal 2025, the Company recorded a $24 million non-cash asset impairment charge related to the decision to discontinue operations at the Allentown, Pennsylvania distribution center. This charge is recorded within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s Goodwill balance as of May 2, 2026 and August 2, 2025 was $19 million, net of accumulated goodwill impairment charges of $727 million, and was only attributable to the Natural reporting unit. There were no goodwill impairment charges during fiscal 2026 and 2025 year-to-date. Changes in the carrying value of Goodwill for fiscal 2026 and 2025 year-to-date were immaterial and due to changes in foreign exchange rates.

Identifiable intangible assets, net consisted of the following:

	May 2, 2026			August 2, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$516	$491	$1,007	$472	$535
Pharmacy prescription files	33	33	—	33	32	1
Operating lease intangibles	3	3	—	3	3	—
Trademarks and tradenames	85	75	10	85	70	15
Total amortizing intangible assets	1,128	627	501	1,128	577	551
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,153	$627	$526	$1,153	$577	$576
Amortization expense was $16 million and $17 million for the third quarters of fiscal 2026 and 2025, respectively, and $50 million and $53 million for fiscal 2026 and 2025 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of May 2, 2026 is as shown below:

Fiscal Year:	(in millions)
Remaining fiscal 2026	$16
2027	63
2028	61
2029	51
2030	44
Thereafter	266
$501

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Condensed Consolidated Balance Sheets Location	Fair Value at May 2, 2026
(in millions)		Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$5	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$1	$—

	Condensed Consolidated Balance Sheets Location	Fair Value at August 2, 2025
(in millions)		Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, Secured Overnight Financing Rate (“SOFR”) swap rates and credit default swap rates. As of May 2, 2026, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $7 million; a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $7 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

	May 2, 2026		August 2, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$19	$14	$13	$8
Long-term debt, including current portion	$1,663	$1,687	$1,862	$1,882

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges as of May 2, 2026. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of active swap contracts as of May 2, 2026, which are all pay fixed and receive floating, are as follows:

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
(in millions)	Interest expense, net		Interest expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$31	$36	$97	$110
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income (loss) into earnings	$—	$1	$2	$7

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at May 2, 2026	Fiscal Maturity Year	May 2, 2026	August 2, 2025
Term Loan Facility (1)	8.40%	2031	$371	$383
ABL Credit Facility (2)	4.90%	2031	929	999
Senior Notes (3)	6.75%	2029	385	500
Debt issuance costs, net			(16)	(13)
Original issue discount on debt			(6)	(7)
Long-term debt, including current portion			1,663	1,862
Less: current portion of long-term debt			(3)	(3)
Long-term debt			$1,660	$1,859
(1) Face value before debt issuance costs of $4 million and $4 million, respectively, and an original issue discount on debt of $6 million and $7 million, respectively.
(2) Face value before debt issuance costs of $9 million and $5 million, respectively.
(3) Face value before debt issuance costs of $3 million and $4 million, respectively.
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

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly owned subsidiaries, subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of May 2, 2026 and August 2, 2025, there was $609 million and $642 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

As of May 2, 2026, the borrowings under the Term Loan Facility bear interest at rates that, at the Company’s option, can be either: (i) a base rate plus a margin of 3.75% or (ii) a SOFR rate plus a margin of 4.75%, provided that the SOFR rate shall never be less than 0.0%.

On December 8, 2025, the Company made a voluntary prepayment of $9 million on the Term Loan Facility funded with proceeds from the sale of the Bismarck, North Dakota distribution center. In connection with this prepayment, the Company incurred an insignificant loss on debt extinguishment which was recorded within Interest expense, net in the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2026.

ABL Credit Facility

On April 1, 2026, the Company entered into an amended and restated loan agreement (the “ABL Loan Agreement”), by and among the Company, SUPERVALU INC. (“Supervalu”), UNFI Wholesale, Inc., and UNFI Distribution Company, LLC (collectively, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the ABL Lenders, and the other parties thereto, which provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”) with an aggregate principal amount available of up to $2,530 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,400 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million (the “ABL FILO Loan”). The ABL Credit Facility is scheduled to mature on April 1, 2031. The ABL Credit Facility amended and restated the Company’s existing $2,730 million ABL credit facility dated as of June 3, 2022, as amended from time to time prior to April 1, 2026, including Revolver Loans of up to $2,600 million and a FILO tranche of incremental ABL loans of $130 million. Effective April 1, 2026, the Company used borrowings under the ABL Loan Agreement to repay all amounts outstanding under the existing $2,730 million ABL credit facility. The Company incurred an insignificant loss on debt extinguishment, which was recorded within Interest expense, net in the Condensed Consolidated Statements of Operations in the third quarter of fiscal 2026. Under the new ABL Loan Agreement, the Borrowers may, at their option, request an increase in the aggregate amount of the ABL Credit Facility in an amount of up to $750 million, subject to the satisfaction of certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

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

	Range of Facility Rates and Fees (per annum)	May 2, 2026
Applicable margin for revolver base rate loans	0.125% - 0.375%	0.125%
Applicable margin for revolver SOFR and BA loans(1)	1.125% - 1.375%	1.125%
Applicable margin for FILO base rate loans	1.00% - 1.25%	1.00%
Applicable margin for FILO SOFR loans	2.00% - 2.25%	2.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.25% - 1.50%	1.25%
(1) The Company utilizes SOFR-based loans and UNFI Canada utilizes bankers’ acceptance rate-based loans.

The ABL Credit Facility is guaranteed by most of the Company’s wholly owned subsidiaries, subject to customary exceptions and limitations. The ABL Credit Facility is secured by (i) a first-priority lien on certain accounts receivable, inventory and certain other assets (collectively, the “ABL Assets”) and (ii) a second-priority lien on all other assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.

Availability under the ABL Credit Facility is subject to a borrowing base consisting of specified percentages of the value of eligible accounts receivable, credit card receivables, inventory, pharmacy receivables and pharmacy prescription files, after adjusting for customary reserves, but at no time shall exceed the aggregate commitments plus the outstanding ABL FILO Loans under the ABL Credit Facility (currently $2,530 million).

As of May 2, 2026, the borrowing base was $2,330 million, reflecting the advance rates described above and $113 million of reserves, which is below the $2,530 million limit of availability. This resulted in total availability of $2,330 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	May 2, 2026
Total availability for ABL loans and letters of credit	$2,330
ABL loans outstanding	929
Letters of credit outstanding	199
Unused credit	$1,202

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by most of the Company’s wholly owned subsidiaries, subject to customary exceptions and limitations.

On February 26, 2026, the Company redeemed $115 million aggregate principal amount of the Senior Notes. The redemption was funded with incremental borrowings under the ABL Credit Facility. In connection with this redemption, the Company incurred an insignificant loss on debt extinguishment, which was recorded within Interest expense, net in the Condensed Consolidated Statements of Operations in the third quarter of fiscal 2026. Following the redemption, $385 million aggregate principal amount of the Senior Notes remain outstanding.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2026 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 2, 2025	$—	$(16)	$(23)	$(3)	$(42)
Other comprehensive income before reclassifications	4	—	1	3	8
Amortization of amounts included in net periodic benefit income	—	—	—	—	—
Amortization of cash flow hedges	(1)	—	—	(1)	(2)
Net current period Other comprehensive income	3	—	1	2	6
Accumulated other comprehensive income (loss) at May 2, 2026	$3	$(16)	$(22)	$(1)	$(36)

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2025 year-to-date were as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency Translation	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive income before reclassifications	—	—	1	4	5
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	(1)	—	—	(5)	(6)
Net current period Other comprehensive (loss) income	(1)	1	1	(1)	—
Accumulated other comprehensive loss at May 3, 2025	$(1)	$(21)	$(23)	$(2)	$(47)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Pension and postretirement benefit plan net assets:
Amortization of amounts included in net periodic benefit income(1)	$—	$1	$—	$1	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	—	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$—	$1	$—	$1

Swap agreements:
Reclassification of cash flow hedges	$—	$(1)	$(2)	$(7)	Interest expense, net
Income tax expense	1	—	1	2	Provision (benefit) for income taxes
Total reclassifications, net of tax	$1	$(1)	$(1)	$(5)

Other cash flow hedges:
Reclassification of cash flow hedge	$(1)	$—	$(1)	$(2)	Cost of sales
Income tax expense	—	—	—	1	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$—	$(1)	$(1)
(1)     Reclassification of amounts included in net periodic benefit income include reclassification of prior service cost as reflected in         Note 11—Benefit Plans.

As of May 2, 2026, the Company expects to reclassify $4 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—BENEFIT PLANS

Net periodic benefit (income) costs for defined benefit pension plans consisted of the following:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Interest cost	$17	$17	$50	$53
Expected return on plan assets	(23)	(23)	(68)	(69)
Net periodic benefit income	$(6)	$(6)	$(18)	$(16)

Other postretirement benefits costs for the third quarters and year-to-date fiscal 2026 and 2025 were de minimis.

Contributions

No cash pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in fiscal 2026. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2026. Contributions for the third quarters and year-to-date fiscal 2026 and 2025 were de minimis.

Multiemployer Pension Plans

The Company contributed $12 million in the third quarters of fiscal 2026 and 2025, and $35 million and $37 million in fiscal 2026 and 2025 year-to-date, respectively, to multiemployer pension plans, which contributions are included within Operating expenses.

NOTE 12—INCOME TAXES

The effective tax rate for the third quarter of fiscal 2026 was an expense rate of 21.4% on pre-tax income compared to a benefit rate of 56.3% on pre-tax loss for the third quarter of fiscal 2025. The change from the third quarter of fiscal 2025 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025, as well as a decrease in the discrete tax benefit for return to provision tax credits in the third quarter of fiscal 2026 compared to fiscal 2025, combined with an increase in pre-tax income for the third quarter of fiscal 2026. The primary driver for the variation between the Company’s statutory tax rate and its effective tax rate was discrete tax benefits resulting from return to provision tax credits.

The effective tax rate for fiscal 2026 year-to-date was an expense rate of 12.5% on pre-tax income compared to a benefit rate of 35.6% on pre-tax loss for fiscal 2025 year-to-date. The change from fiscal 2025 year-to-date is primarily driven by the increase in pre-tax income, discrete tax benefits from favorable tax audit settlements and employee stock award vestings during fiscal 2026, as well as the tax credit benefit of a solar array placed in service during the first quarter of fiscal 2026. The primary drivers for the variation between the Company’s statutory tax rate and its effective tax rate were favorable audit settlements, discrete tax benefits resulting from employee stock award vestings and return to provision tax credits, and the solar tax credit benefit.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	13-Week Period Ended		39-Week Period Ended
(in millions, except per share data)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Basic weighted average shares outstanding	60.8	60.5	60.8	60.1
Net effect of dilutive stock awards based upon the treasury stock method	1.9	—	1.9	—
Diluted weighted average shares outstanding	62.7	60.5	62.7	60.1

Basic earnings (loss) per share(1)	$0.54	$(0.12)	$0.80	$(0.51)
Diluted earnings (loss) per share(1)	$0.52	$(0.12)	$0.78	$(0.51)

Anti-dilutive share-based awards excluded from the calculation of diluted earnings (loss) per share	—	1.6	—	2.3
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

The following tables provide financial information for each reportable segment, along with a reconciliation to Income (loss) before income taxes:

	13-Week Period Ended May 2, 2026
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$4,331	$2,877	$515	$7,723
Intersegment Net sales	11	259	—	270
	4,342	3,136	515	$7,993
Elimination of intersegment Net sales				(270)
Net sales				$7,723

Less:
Cost of sales(1)	3,769	2,778	389
Distribution expenses(1)	328	217	—
Other(2)	99	77	135
Segment Adjusted EBITDA	146	64	(9)	$201

Adjustments:
Elimination of intersegment profit				2
Unallocated corporate overhead				(20)
Net periodic benefit income, excluding service cost				6
Interest expense, net				(31)
Other income, net				1
Depreciation and amortization				(74)
Share-based compensation				(18)
LIFO charge				(8)
Restructuring, acquisition, and integration related expenses				(10)
Loss on sale of assets and other asset charges				(19)
Business transformation costs				(7)
Cybersecurity incident				19
Income before income taxes				$42
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

	13-Week Period Ended May 3, 2025(1)
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$4,149	$3,337	$573	$8,059
Intersegment Net sales	11	291	—	302
	4,160	3,628	573	$8,361
Elimination of intersegment Net sales				(302)
Net sales				$8,059

Less:
Cost of sales(2)	3,608	3,248	428
Distribution expenses(2)	318	246	—
Other(3)	110	87	144
Segment Adjusted EBITDA	124	47	1	$172

Adjustments:
Elimination of intersegment profit				1
Unallocated corporate overhead				(16)
Net periodic benefit income, excluding service cost				5
Interest expense, net				(36)
Depreciation and amortization				(81)
Share-based compensation				(10)
LIFO benefit				5
Restructuring, acquisition, and integration related expenses				(14)
Loss on sale of assets and other asset charges				(28)
Business transformation costs				(14)
Loss before income taxes				$(16)
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

	39-Week Period Ended May 2, 2026
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$12,839	$9,042	$1,629	$23,510
Intersegment Net sales	33	811	—	844
	12,872	9,853	1,629	$24,354
Elimination of intersegment Net sales				(844)
Net sales				$23,510

Less:
Cost of sales(1)	11,207	8,744	1,237
Distribution expenses(1)	979	666	—
Other(2)	283	235	415
Segment Adjusted EBITDA	403	208	(23)	$588

Adjustments:
Elimination of intersegment profit				1
Unallocated corporate overhead				(60)
Net periodic benefit income, excluding service cost				18
Interest expense, net				(97)
Other income, net				(7)
Depreciation and amortization				(225)
Share-based compensation				(45)
LIFO charge				(18)
Restructuring, acquisition, and integration related expenses				(40)
Loss on sale of assets and other asset charges				(42)
Business transformation costs				(24)
Cybersecurity incident				18
Other adjustments				(11)
Income before income taxes				$56
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

	39-Week Period Ended May 3, 2025(1)
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$11,977	$10,342	$1,769	$24,088
Intersegment Net sales	42	911	—	953
	12,019	11,253	1,769	$25,041
Elimination of intersegment Net sales				(953)
Net sales				$24,088

Less:
Cost of sales(2)	10,434	10,087	1,320
Distribution expenses(2)	943	752	—
Other(3)	319	263	440
Segment Adjusted EBITDA	323	151	9	$483

Adjustments:
Elimination of intersegment profit				1
Unallocated corporate overhead				(48)
Net income attributable to noncontrolling interests				2
Net periodic benefit income, excluding service cost				15
Interest expense, net				(110)
Other income, net				3
Depreciation and amortization				(242)
Share-based compensation				(28)
LIFO charge				(5)
Restructuring, acquisition, and integration related expenses				(35)
Loss on sale of assets and other asset charges				(39)
Business transformation costs				(40)
Other adjustments				(2)
Loss before income taxes				$(45)
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

The following table provides other significant items by reportable segment, along with a reconciliation to consolidated totals:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025(1)	May 2, 2026	May 3, 2025(1)
Depreciation and amortization:
Natural	$26	$27	$79	$77
Conventional	41	45	121	134
Retail	7	9	23	27
Total segments	74	81	223	238
Unallocated corporate	—	—	2	4
Consolidated total	$74	$81	$225	$242

Payments for capital expenditures:
Natural	$15	$30	$45	$109
Conventional	24	15	46	33
Retail	3	8	6	14
Total segments	42	53	97	156
Unallocated corporate	2	1	3	1
Consolidated total	$44	$54	$100	$157
(1)Prior periods have been recast to conform to the Company’s new reportable operating segments effective for the fourth quarter of fiscal 2025. There was no impact to the Company’s consolidated results.

NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of May 2, 2026. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases with remaining terms that range from less than one year to nine years, with a weighted average remaining term of approximately five years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of May 2, 2026, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $8 million ($7 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of May 2, 2026, the Company has recorded a de minimis total estimated loss in the Condensed Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of May 2, 2026, the Company had approximately $611 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. In the first quarter of fiscal 2026, the Company reached an agreement to settle these cases for $23.4 million and has executed the settlement agreements. The Company has recorded a liability related to these agreements within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, which the Company expects to pay in the fourth quarter of fiscal 2026. The settlement notice and administration process is ongoing.

On January 21, 2021, various health plans filed a complaint in Minnesota state court against the Company, Albertson’s Companies, LLC (“Albertson’s”) and Safeway, Inc. alleging the defendants committed fraud by improperly reporting inflated prices for prescription drugs for members of health plans. The Plaintiffs assert six causes of action against the defendants: common law fraud, fraudulent nondisclosure, negligent misrepresentation, unjust enrichment, violation of the Minnesota Uniform Deceptive Trade Practices Act and violation of the Minnesota Prevention of Consumer Fraud Act. The plaintiffs allege that between 2006 and 2016, Supervalu overcharged the health plans by not providing the health plans, as part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that Supervalu match competitor prices. Plaintiffs seek an unspecified amount of damages. Similar to the above case, for the majority of the relevant period Supervalu and Albertson’s operated as a combined company. In March 2013, Supervalu divested Albertson’s and pursuant to the Stock Purchase Agreement, Albertson’s is responsible for any claims regarding its pharmacies. On February 19, 2021, Albertson’s and Safeway removed the case to Minnesota Federal District Court, and on March 22, 2021, plaintiffs filed a motion to remand to state court. On February 26, 2021, defendants filed a motion to dismiss. The hearing on the remand motion and motions to dismiss occurred on May 20, 2021. On September 21, 2021, the Federal District Court remanded the case to Minnesota state court and did not rule on the motion to dismiss, which was refiled in state court. On February 1, 2022, the state court denied the motion to dismiss. The trial ready date is set for April 19, 2027. The Company believes these claims are without merit and is vigorously defending this matter.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted the relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company, determining that the Company has no liability. On April 1, 2025, the relators filed a motion asking the District Court to alter or amend the judgment to enter judgment for the relators on penalties and a new trial on damages. The Company filed its response in opposition to the motion on April 29, 2025. On October 31, 2025, the Court denied the relators’ motions. On November 26, 2025, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals and the Company filed its cross appeal on December 5, 2025. The parties have briefed the appeal and are waiting for oral argument to be set.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about the Company’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company filed its response on June 13, 2025. In the third quarter of fiscal 2026, the Company reached an agreement to settle this case for $39 million, which will be funded directly by the Company’s insurers to the settlement administrator, and is in the process of finalizing the settlement agreement. The Company has recorded a liability related to this agreement within Accrued expenses and other current liabilities, and an offsetting receivable for insurance recoveries within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

On February 6, 2026, a shareholder filed a shareholder derivative lawsuit against the Company as a nominal defendant and certain current and former officers and directors of the Company as defendants. In Raye Stapleton v. J. Alexander Miller Douglas, et. al. pending in Delaware Chancery Court, the plaintiff alleges that defendants breached their fiduciary duties by causing, approving and/or acquiescing in the making of materially false and/or misleading statements and failing to disclose material facts about the Company’s business, operations and prospects based primarily on the same alleged conduct underlying the securities class action described above. On March 19, 2026, the plaintiff voluntarily dismissed the lawsuit.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of May 2, 2026, amounts accrued for these legal proceedings not quantified above are not material, individually or in the aggregate.

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

NOTE 16—SUBSEQUENT EVENTS

Subsequent to the end of the third quarter of fiscal 2026, the Company completed the sale of a surplus distribution center, which was previously classified as held for sale within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. In connection with the sale, the Company expects to record an $18 million gain on sale within Loss on sale of assets and other asset charges in the Condensed Consolidated Statements of Operations in the fourth quarter of fiscal 2026. The Company used the proceeds from the sale of this property to repay borrowings under the ABL Credit Facility.

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

Business Overview

United Natural Foods, Inc. and its subsidiaries (“UNFI”, “we”, “us”, “our”, the “Company”) is a leading distributor of grocery and non-food products, and support services provider to retailers in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products, programs and services to customers throughout North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in the country to smaller retailers. We offer approximately 230,000 products consisting of national, regional and private label brands grouped into the following main product categories: grocery and general merchandise; perishables; frozen foods; wellness and personal care items; and bulk and foodservice products. We believe we are North America’s premier grocery wholesaler with 47 distribution centers and warehouses representing approximately 27 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

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

The U.S. economy continues to experience economic volatility, which has had, and we expect may continue to have, an impact on consumer confidence and behavior. Consumer spending may continue to be impacted by levels of discretionary income with consumers trading down to a less expensive mix of products for grocery items or buying fewer items. In addition, changes in pricing levels continue to affect our business, and fluctuating commodity, fuel and labor input costs may continue to impact the prices of products we procure from manufacturers. We believe our product mix, which ranges from high-quality natural and organic products to national and local conventional brands, including cost conscious private label brands, positions us to serve a broad cross section of North American retailers and end customers, and may lessen the impact of any further shifts in consumer and industry trends in grocery product mix. We continue to monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies and rising fuel costs, on all aspects of our business.

We are also impacted by changes in food distribution trends affecting our wholesale customers, such as direct store deliveries and other methods of distribution. Our wholesale customers manage their businesses independently and operate in a competitive environment.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during the third quarter of fiscal 2026. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately four percent in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to our customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

In an inflationary environment, rising vendor costs typically increase Net sales for wholesalers, driven by higher vendor prices when other variables such as quantities sold, mix of units sold and vendor promotions are constant. Under the last-in, first out (“LIFO”) method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year-end inventory quantities and costs, which generally has the effect of decreasing Gross profit and the carrying value of inventory during periods of inflation.

Wholesale Distribution Network Optimization

We continue to evaluate our distribution center network to better and more efficiently service customers and suppliers and further optimize performance. In connection with the termination of our supply agreement with a customer in the East region in fiscal 2025, we ceased operations at our Allentown, Pennsylvania distribution center in the first quarter of fiscal 2026 with the remaining volume consolidated into other facilities in the Northeast. Business with this customer in the Northeast accounted for approximately $1 billion in annual sales. The termination enables us to accelerate progress toward our longer-term strategic and three-year financial objectives. Additionally, in the third quarter of fiscal 2026, we consolidated the volume of a distribution center into a nearby facility in the West region and announced the planned consolidation of a facility in the Central region, which is expected to occur in the fourth quarter of fiscal 2026.

We could incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize future costs and obtain new business to further improve the efficiency of our distribution network.

Retail Operations

We operated 66 grocery stores, including 53 Cub Foods stores and 13 Shoppers stores, as of May 2, 2026. In addition, we supplied another 24 Cub Foods stores operated by our wholesale customers through franchise and minority equity ownership arrangements. We operated 77 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operated 23 “Cub Wine and Spirits” and “Cub Liquor” stores.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

	13-Week Period Ended			39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	Change	May 2, 2026	May 3, 2025	Change
Net sales	$7,723	$8,059	$(336)	$23,510	$24,088	$(578)
Cost of sales	6,674	6,977	(303)	20,364	20,896	(532)
Gross profit	1,049	1,082	(33)	3,146	3,192	(46)
Operating expenses	954	1,025	(71)	2,922	3,071	(149)
Restructuring, acquisition and integration related expenses	10	14	(4)	40	35	5
Loss on sale of assets and other asset charges	19	28	(9)	42	39	3
Operating income	66	15	51	142	47	95
Net periodic benefit income, excluding service cost	(6)	(5)	(1)	(18)	(15)	(3)
Interest expense, net	31	36	(5)	97	110	(13)
Other (income) expense, net	(1)	—	(1)	7	(3)	10
Income (loss) before income taxes	42	(16)	58	56	(45)	101
Provision (benefit) for income taxes	9	(9)	18	7	(16)	23
Net income (loss) including noncontrolling interests	33	(7)	40	49	(29)	78
Less net income attributable to noncontrolling interests	—	—	—	—	(2)	2
Net income (loss) attributable to United Natural Foods, Inc.	$33	$(7)	$40	$49	$(31)	$80

Adjusted EBITDA	$183	$157	$26	$529	$436	$93

The following table reconciles Net income (loss) including noncontrolling interests to Adjusted EBITDA:

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net income (loss) including noncontrolling interests	$33	$(7)	$49	$(29)
Adjustments to net income (loss) including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	—	—	(2)
Net periodic benefit income, excluding service cost	(6)	(5)	(18)	(15)
Interest expense, net	31	36	97	110
Other (income) expense, net	(1)	—	7	(3)
Provision (benefit) for income taxes	9	(9)	7	(16)
Depreciation and amortization	74	81	225	242
Share-based compensation	18	10	45	28
LIFO charge (benefit)	8	(5)	18	5
Restructuring, acquisition and integration related expenses(1)	10	14	40	35
Loss on sale of assets and other asset charges(2)	19	28	42	39
Business transformation costs(3)	7	14	24	40
Cybersecurity incident(4)	(19)	—	(18)	—
Other adjustments(5)	—	—	11	2
Adjusted EBITDA	$183	$157	$529	$436
(1)Fiscal 2026 primarily reflects distribution center and store closure charges, adjustments to previously recorded multiemployer pension plan withdrawal liabilities and costs associated with certain employee severance and other employee separation costs. Fiscal 2025 primarily reflects costs associated with certain employee severance and other employee separation costs, outsourcing certain corporate functions under restructuring initiatives and distribution center and store closure charges. See Notes to Condensed Consolidated Financial Statements for additional information.
(2)Fiscal 2026 primarily includes a $14 million non-cash asset impairment charge in the third quarter of fiscal 2026 related to the decision to close a leased retail store location, $5 million in non-cash impairment charges in the second quarter of fiscal 2026 related to the decision to discontinue operations at certain distribution centers, warehouses or offsite storage facilities, a $10 million non-cash asset impairment charge in the first quarter of fiscal 2026 related to the decision to close certain retail store locations and losses on the sales of receivables under the accounts receivable monetization program. Fiscal 2025 primarily includes a $24 million non-cash asset impairment charge related to a distribution center in our East region and losses on the sales of receivables under the accounts receivable monetization program. See Notes to Condensed Consolidated Financial Statements for additional information.
(3)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Condensed Consolidated Statements of Operations.
(4)Fiscal 2026 includes insurance recoveries and costs and charges related to the Cybersecurity Incident. See Notes to Condensed Consolidated Financial Statements for additional information.
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

	13-Week Period Ended		Change		39-Week Period Ended		Change
(in millions, except percentages)	May 2, 2026	May 3, 2025	$	%	May 2, 2026	May 3, 2025	$	%
Natural	$4,342	$4,160	$182	4.4%	$12,872	$12,019	$853	7.1%
Conventional	3,136	3,628	(492)	(13.6)%	9,853	11,253	(1,400)	(12.4)%
Retail	515	573	(58)	(10.1)%	1,629	1,769	(140)	(7.9)%
Eliminations	(270)	(302)	32	10.6%	(844)	(953)	109	11.4%
Total net sales	$7,723	$8,059	$(336)	(4.2)%	$23,510	$24,088	$(578)	(2.4)%
N/M - not meaningful
Third Quarter

Our Net sales for the third quarter of fiscal 2026 decreased approximately 4.2% from the third quarter of fiscal 2025. The decrease in Net sales was primarily driven by a decrease in Conventional and Retail Net Sales, partially offset by an increase in Natural Net Sales.

Natural Net sales for the third quarter of fiscal 2026 increased approximately 4.4% from the third quarter of fiscal 2025. The increase was primarily driven by a low single digit increase from inflation and a less than 1% increase in unit volumes, including new business with existing and new customers, offset by a decrease in volume from anticipated lost sales related to the unwind of short-term project-based work.

Conventional Net sales for the third quarter of fiscal 2026 decreased approximately 13.6% from the third quarter of fiscal 2025. The decrease was driven by a mid-teens decline in unit volumes including the high single digit impact from network optimization actions, largely driven by the transition out of our Allentown, Pennsylvania distribution center completed in the first quarter of fiscal 2026, partially offset by a low single digit increase from inflation.

Retail Net sales for the third quarter of fiscal 2026 decreased approximately 10.1% from the third quarter of fiscal 2025. The decrease was primarily driven by store closures and a 4.4% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Year-to-Date

Our Net sales for fiscal 2026 year-to-date decreased approximately 2.4% from fiscal 2025 year-to-date. The decrease in Net sales was primarily driven by a decrease in Conventional and Retail Net Sales, partially offset by an increase in Natural Net Sales.

Natural Net sales for fiscal 2026 year-to-date increased approximately 7.1% from fiscal 2025 year-to-date. The increase was primarily driven by a low single digit increase in unit volumes, including new business with existing and new customers, as well as a low single digit increase from inflation.

Conventional Net sales for fiscal 2026 year-to-date decreased approximately 12.4% from fiscal 2025 year-to-date. The decrease was driven by a mid-teens decline in unit volumes including the high single digit impact from network optimization actions, largely driven by the transition out of our Allentown, Pennsylvania distribution center completed in the first quarter of fiscal 2026, partially offset by a low single digit increase from inflation.

Retail Net sales for fiscal 2026 year-to-date decreased approximately 7.9% from fiscal 2025 year-to-date. The decrease was primarily driven by store closures and a 3.1% decrease in identical store sales from lower volume.

Lower eliminations of Net sales for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Cost of Sales and Gross Profit

Our Gross profit decreased $33 million, or 3.0%, to $1,049 million for the third quarter of fiscal 2026, from $1,082 million for the third quarter of fiscal 2025. Our Gross profit as a percentage of Net sales increased to 13.6% for the third quarter of fiscal 2026 compared to 13.4% for the third quarter of fiscal 2025. The increase in gross profit rate was primarily driven by the positive impact of network optimization actions and customer mix, which were partially offset by a lower margin rate in the Retail segment.

Our Gross profit decreased $46 million, or 1.4%, to $3,146 million for fiscal 2026 year-to-date, from $3,192 million for fiscal 2025 year-to-date. Our Gross profit as a percentage of Net sales increased to 13.4% for fiscal 2026 year-to-date compared to 13.3% for fiscal 2025 year-to-date. The increase in gross profit rate was primarily driven by the positive impact of network optimization actions and customer mix as well as higher levels of procurement gains, which were partially offset by a lower margin rate in the Retail segment and $20 million of charges associated with the previously disclosed Cybersecurity Incident.

Operating Expenses

Operating expenses decreased $71 million, or 6.9%, to $954 million, or 12.4% of Net sales, for the third quarter of fiscal 2026 compared to $1,025 million, or 12.7% of Net sales, for the third quarter of fiscal 2025. The decrease in Operating expenses as a percentage of Net sales was primarily driven by $20 million in cybersecurity insurance proceeds and the benefits from cost saving initiatives, including network optimization actions and higher levels of distribution center productivity that improved labor cost rates.

Operating expenses decreased $149 million, or 4.9%, to $2,922 million, or 12.4% of Net sales, for fiscal 2026 year-to-date compared to $3,071 million, or 12.7% of Net sales, for fiscal 2025 year-to-date. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the benefits from cost saving initiatives, including network optimization actions and higher levels of distribution center productivity that improved labor cost rates, as well as $40 million in cybersecurity insurance recoveries, partially offset by higher costs associated with union and other employee benefits.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses decreased $4 million to $10 million for the third quarter of fiscal 2026, compared to $14 million for the third quarter of fiscal 2025. The decrease was primarily driven by a decrease in costs associated with outsourcing certain corporate functions under restructuring initiatives and certain employee severance and other employee separation costs, partially offset by an increase in closed property charges and costs.

Restructuring, acquisition and integration related expenses increased $5 million to $40 million for fiscal 2026 year-to-date, compared to $35 million for fiscal 2025 year-to-date. The increase was primarily driven by higher closed property charges and costs for fiscal 2026 year-to-date and an adjustment to previously recorded multiemployer pension plan withdrawal liabilities in the first quarter of fiscal 2026, partially offset by a decrease in certain employee severance and other employee separation costs and costs associated with outsourcing certain corporate functions under restructuring initiatives.

Loss on Sale of Assets and Other Asset Charges

Loss on sale of assets and other asset charges decreased $9 million to $19 million for the third quarter of fiscal 2026, from $28 million for the third quarter of fiscal 2025. The third quarter of fiscal 2026 primarily included a $14 million non-cash asset impairment charge related to the decision to close a leased retail store location. The third quarter of fiscal 2025 primarily included a $24 million non-cash asset impairment charge related to the Allentown, Pennsylvania distribution center. The third quarters of fiscal 2026 and 2025 included losses on the sales of receivables under the accounts receivable monetization program.

Loss on sale of assets and other asset charges increased $3 million to $42 million for fiscal 2026 year-to-date, from $39 million for fiscal 2025 year-to-date. Fiscal 2026 year-to-date primarily included $29 million in non-cash asset impairment charges related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities. Fiscal 2025 year-to-date primarily included a $24 million non-cash asset impairment charge related to the Allentown, Pennsylvania distribution center. Fiscal 2026 and 2025 year-to-date included losses on the sales of receivables under the accounts receivable monetization program.

Operating Income

Reflecting the factors described above, Operating income increased $51 million to $66 million for the third quarter of fiscal 2026, compared to Operating income of $15 million for the third quarter of fiscal 2025. The increase in Operating income was primarily driven by a decrease in Operating expenses, Loss on sale of assets and other asset charges and Restructuring, acquisition and integration related expenses, partially offset by a decrease in Gross profit in the third quarter of fiscal 2026, each as described above.

Reflecting the factors described above, Operating income increased $95 million to $142 million for fiscal 2026 year-to-date, compared to Operating income of $47 million for fiscal 2025 year-to-date. The increase in Operating income was primarily driven by a decrease in Operating expenses, partially offset by a decrease in Gross profit and an increase in Restructuring, acquisition and integration related expenses and Loss on sale of assets and other asset charges in fiscal 2026 year-to-date, each as described above.

Interest Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Interest expense on long-term debt, net of capitalized interest	$29	$35	$92	$106
Interest expense on finance lease obligations	—	—	1	1
Amortization of financing costs and discounts	2	2	5	5
Loss on debt extinguishment	1	—	1	—
Interest income	(1)	(1)	(2)	(2)
Interest expense, net	$31	$36	$97	$110

The decrease in interest expense, net, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was primarily driven by lower outstanding long-term debt balances.

The decrease in interest expense, net, in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily driven by lower outstanding long-term debt balances.

Provision (Benefit) for Income Taxes

The effective tax rate for the third quarter of fiscal 2026 was an expense rate of 21.4% on pre-tax income compared to a benefit rate of 56.3% on pre-tax loss for the third quarter of fiscal 2025. The change from the third quarter of fiscal 2025 is primarily driven by the impact of a partnership investment entered into in the third quarter of fiscal 2025, as well as a decrease in the discrete tax benefit for return to provision tax credits in the third quarter of fiscal 2026 compared to fiscal 2025, combined with an increase in pre-tax income for the third quarter of fiscal 2026.

The effective tax rate for fiscal 2026 year-to-date was an expense rate of 12.5% on pre-tax income compared to a benefit rate of 35.6% on pre-tax loss for fiscal 2025 year-to-date. The change from fiscal 2025 year-to-date is primarily driven by the increase in pre-tax income, discrete tax benefits from favorable tax audit settlements and employee stock award vestings during fiscal 2026, as well as the tax credit benefit of a solar array placed in service during the first quarter of fiscal 2026.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $33 million, or $0.52 per diluted common share, for the third quarter of fiscal 2026, compared to Net loss attributable to United Natural Foods, Inc. of $7 million, or $0.12 per diluted common share, for the third quarter of fiscal 2025.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $49 million, or $0.78 per diluted common share, for fiscal 2026 year-to-date, compared to Net loss attributable to United Natural Foods, Inc. of $31 million, or $0.51 per diluted common share, for fiscal 2025 year-to-date.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Prior periods have been recast to conform to our current period presentation. Refer to Note 14—Business Segments within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	13-Week Period Ended			39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	Increase (Decrease)	May 2, 2026	May 3, 2025	Increase (Decrease)
Natural	$146	$124	$22	$403	$323	$80
Conventional	64	47	17	208	151	57
Retail	(9)	1	(10)	(23)	9	(32)

Third Quarter

Natural Adjusted EBITDA increased $22 million, or 17.7%, for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. The increase was driven by an increase in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, increased $24 million. Natural gross profit rate was approximately flat primarily due to lower product margin rates and customer mix, offset by the favorable impact of supplier programs.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, increased $2 million. Natural operating expense rate decreased approximately 39 basis points primarily due to the benefits from cost saving initiatives in distribution expenses and selling, general and administrative expenses and lower allocated corporate overhead driven largely by incentive compensation, partially offset by increases in distribution expenses associated with union and other employee benefits and higher fuel costs.

Conventional Adjusted EBITDA increased $17 million, or 36.2%, for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. The increase was driven by a decrease in operating expenses, partially offset by a decrease in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $24 million. Conventional gross profit rate increased approximately 89 basis points driven primarily by the positive impact of network optimization actions and customer mix.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $41 million. Conventional operating expense rate increased approximately 14 basis points primarily due to the deleveraging impact of lower sales on fixed costs and increases in distribution expenses associated with union and other employee benefits, partially offset by benefits from cost saving initiatives in distribution expenses and selling, general and administrative expenses, which included the benefits of network optimization actions in distribution expenses.

Retail Adjusted EBITDA decreased $10 million for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. The decrease was driven by a decrease in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses.
•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $19 million. Retail gross profit rate decreased approximately 84 basis points driven primarily by lower product margin rates and changes in category mix.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $9 million. Retail operating expense rate increased approximately 108 basis points primarily due to increases in occupancy-related costs and the deleveraging impact of lower sales on fixed costs, partially offset by lower labor costs from store closures.

Year-to-Date

Natural Adjusted EBITDA increased $80 million, or 24.8%, for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The increase was driven by an increase in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, increased $101 million. Natural gross profit rate decreased approximately 11 basis points driven primarily by lower product margin rates and customer mix, which were partially offset through supplier programs and higher levels of procurement gains.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, increased $21 million. Natural operating expense rate decreased approximately 55 basis points primarily due to the benefits from cost saving initiatives in distribution expenses and selling, general and administrative expenses and the leveraging impact of higher sales, partially offset by increases in distribution expenses associated with union and other employee benefits.

Conventional Adjusted EBITDA increased $57 million, or 37.7%, for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The increase was driven by a decrease in operating expenses, partially offset by a decrease in gross profit excluding the LIFO charge and other adjustments as outlined in Note 14—Business Segments.

•Conventional Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $58 million. Conventional gross profit rate increased approximately 89 basis points driven primarily by the positive impact of network optimization actions and customer and product mix, higher levels of procurement gains and recoveries related to settlements with customers and suppliers in the first quarter of fiscal 2026.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $115 million. Conventional operating expense rate increased approximately 12 basis points primarily due to the deleveraging impact of lower sales on fixed costs and increases in distribution expenses associated with union and other employee benefits, partially offset by benefits from cost saving initiatives in distribution expenses and selling, general and administrative expenses, which included the benefits of network optimization actions in distribution expenses.

Retail Adjusted EBITDA decreased $32 million for fiscal 2026 year-to-date as compared to fiscal 2025 year-to-date. The decrease was driven by a decrease in gross profit excluding the LIFO charge, partially offset by a decrease in operating expenses.

•Retail Gross profit, which excludes the LIFO charge and other adjustments as outlined in Note 14—Business Segments, decreased $57 million. Retail gross profit rate decreased approximately 132 basis points driven primarily by lower product margin rates, changes in category mix and lower sales volume.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 14—Business Segments, decreased $25 million. Retail operating expense rate increased approximately 60 basis points primarily due to the deleveraging impact of lower sales on fixed costs and increases in occupancy-related costs, partially offset by lower labor costs from store closures and operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of May 2, 2026 was $1,245 million and consisted of the following:
◦$1,202 million of unused credit under our asset-based revolving credit facility (the “ABL Credit Facility”), which decreased $251 million from $1,453 million as of August 2, 2025, primarily due to a reduction in the borrowing base, partially offset by a reduction in net borrowings under the ABL Credit Facility; and
◦$43 million of cash and cash equivalents, which decreased $1 million from $44 million as of August 2, 2025.
•Total debt decreased $199 million to $1,663 million as of May 2, 2026 from $1,862 million as of August 2, 2025, primarily related to a redemption of $115 million of the aggregate principal amount of our $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”) in the third quarter of fiscal 2026 and a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures and repurchases of common stock.
•Working capital decreased $19 million to $802 million as of May 2, 2026 from $821 million as of August 2, 2025, primarily due to a decrease in accounts receivable combined with a decrease in inventory levels, largely offset by a decrease in accounts payable related to lower inventory levels, an increase in prepaid expenses and other current assets and a decrease in accrued compensation and benefits.
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
•In the third quarter of fiscal 2026, we entered into an amended and restated loan agreement (the “ABL Loan Agreement”), which provides for an ABL Credit Facility with an aggregate principal amount available of up to $2,530 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,400 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million, and extends the maturity of our ABL Credit Facility to April 1, 2031. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
•In fiscal 2026 year-to-date, we repurchased 824,855 shares of our common stock for a total cost of $29 million.

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

Long-Term Debt

During fiscal 2026 year-to-date, we reduced borrowings by a net $70 million under the ABL Credit Facility, made voluntary and mandatory prepayments on the Term Loan Facility totaling $12 million and redeemed $115 million aggregate principal amount of the Senior Notes. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $204 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report on Form 10-Q. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable. The potential amount of prepayment under the Term Loan Facility from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2026 that may be required in fiscal 2027 is not reasonably estimable as of May 2, 2026.

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

As of May 2, 2026, we had an aggregate of $650 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the Secured Overnight Financing Rate (“SOFR”) component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 3.333% to 4.130%, with maturities between October 2026 and December 2028. The fair values of these interest rate derivatives represent a total net liability of $0 million as of May 2, 2026, and are subject to volatility based on changes in market interest rates.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of May 2, 2026, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2026 year-to-date were $100 million compared to $157 million for fiscal 2025 year-to-date, a decrease of $57 million primarily driven by reduced capital spending related to automation initiatives. Our capital spending for fiscal 2026 and 2025 year-to-date principally included supply chain and information technology expenditures, including maintenance expenditures and investments in growth initiatives. Cloud technology implementation expenditures, which are included in operating activities in the Condensed Consolidated Statements of Cash Flows, were $18 million for fiscal 2026 year-to-date compared to $6 million for fiscal 2025 year-to-date.

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

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in millions)	May 2, 2026	May 3, 2025	Change
Net cash provided by operating activities	$343	$310	$33
Net cash used in investing activities	(93)	(153)	60
Net cash used in financing activities	(251)	(145)	(106)
Net (decrease) increase in cash and cash equivalents	(1)	12	(13)
Cash and cash equivalents, at beginning of period	44	40	4
Cash and cash equivalents, at end of period	$43	$52	$(9)

The increase in net cash provided by operating activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to an increase in cash generated from net income, partially offset by higher levels of cash utilized in net working capital and payments related to the contract termination described further in Note 4—Restructuring, Acquisition and Integration Related Expenses in fiscal 2026 year-to-date.

The decrease in net cash used in investing activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to lower payments for capital expenditures.

The increase in net cash used in financing activities in fiscal 2026 year-to-date compared to fiscal 2025 year-to-date was primarily due to an increase in repayments of long-term debt and finance leases and an increase in cash used to repurchase common stock resulting from the increase in net cash provided by operating activities and the decrease in cash used in investing activities, as described above, partially offset by lower net repayments of borrowings under the ABL Credit Facility in fiscal 2026 year-to-date.

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

Share Repurchases

In September 2022, our Board of Directors authorized a repurchase program for up to $200 million of our common stock over a term of four years (the “2022 Repurchase Program”). Under this program, we repurchased 82,233 shares of our common stock at an average price of $48.64 per share, for a total cost of $4 million in the third quarter of fiscal 2026 and 824,855 shares of our common stock at an average price of $35.16 per share, for a total cost of $29 million in fiscal 2026 year-to-date. As of May 2, 2026, we had $109 million remaining authorized under the 2022 Repurchase Program. Subsequent to the end of the third quarter of fiscal 2026, we continued to repurchase shares of our common stock, bringing total repurchases through the date of this filing to 990,026 at an average price of $37.88 per share, for a total cost of $38 million.

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

(b)    Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents purchases of our common stock and related information for each of the months in the quarter ended May 2, 2026.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Period(1):
February 1, 2026 to March 7, 2026	—	$—	—	$113
March 8, 2026 to April 4, 2026	—	$—	—	$113
April 5, 2026 to May 2, 2026	82,233	$48.64	82,233	$109
Total	82,233	$48.64	82,233	$109

(1)The reported periods conform to our fiscal calendar.
(2)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of March 7, 2026, April 4, 2026 and May 2, 2026.

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
10.1*
Amended and Restated Loan Agreement, dated April 1, 2026, by and among the Registrant, SUPERVALU INC., UNFI Distribution Company, LLC, UNFI Wholesale, Inc., and UNFI Canada, Inc., as borrowers, the financial institutions that are parties thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Dated: June 9, 2026