Form 10-K
period 2026-08-01
UNITED NATURAL FOODS INC
filed 2026-09-14
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,209 million based upon the closing price of the registrant’s common stock on the New York Stock Exchange on January 30, 2026. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 8, 2026 was 60,317,084.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 2026 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K

PART I.
ITEM 1.    BUSINESS

In this Annual Report on Form 10-K (“Annual Report” or “Report”), unless otherwise specified, references to “United Natural Foods,” “UNFI,” “we,” “us,” “our” or the “Company” mean United Natural Foods, Inc. together with its consolidated subsidiaries. We are a Delaware corporation based in Providence, Rhode Island. We conduct our business through various subsidiaries. Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions, which have expanded our distribution network, product selection and customer base.

Our Background

UNFI is a leading grocery wholesaler and support services provider to retailers in the United States and Canada. We believe our broad array of products, data, insights, programs and services uniquely positions us to help meet a wide range of customer and supplier needs across North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in North America to smaller retailers. We offer over 200,000 products consisting of national, regional and private label brands grouped into the following main product categories: center store and general merchandise; fresh and perishables; frozen; wellness and personal care; and bulk and foodservice. We believe we are North America’s premier grocery wholesaler with 46 distribution centers and warehouses representing approximately 26 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings help differentiate UNFI in the wholesale marketplace. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains and international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

Our Strategic Priorities

Our value creation strategy is focused on adding value for our customers and suppliers and becoming a more effective and efficient company. We are actively working to position our Company to be the partner of choice to a resilient portion of the food retail industry, including retailers focused on natural, organic, specialty, multi-cultural and differentiated grocery offerings. This strategy capitalizes on UNFI’s strengths, including our heritage in natural, organic and specialty products, growing portfolio of digital and professional services and private label offerings that help customers differentiate and compete.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage through working to improve our profitability, disciplined capital investment and strengthened working capital management, while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our operational effectiveness and cost structure, increase sales of products and services to new and existing customers and position us to provide tailored, data-driven solutions to help our customers and suppliers run their businesses more efficiently.

We are continually striving to better serve our stakeholders, including our customers, suppliers, associates and communities, and to drive profitable growth and sustainable shareholder value creation.

Our Commitment to Sustainability

Creating a Better Future for Communities

At UNFI, we are committed to delivering value to our shareholders while also fostering long-term sustainability throughout our business. Now in its sixth year, our sustainability strategy, Better for All, is designed to drive meaningful impact outcomes, while simultaneously supporting business efficiencies and creating shared value for our stakeholders.

In November 2025, we published our 15th annual Impact Report, which offers a summary of our sustainability initiatives and impact during fiscal 2025. The report demonstrates our focus on our four streamlined impact pillars: resilient supply chain, thriving associates, efficient and sustainable operations and nourished communities. The report is available on the Investor Relations section of our website and highlights progress toward our goals, including waste reduction, associate engagement and belonging, food donations and food safety. The contents of our Impact Report are not incorporated by reference into or considered to be part of this Annual Report. In fiscal 2026, we also updated our Sustainability Policy, outlining our commitments to advancing UNFI’s initiatives that have positive impacts on the planet, deliver value for our stakeholders and drive efficiency and cost savings for the Company.

Upstream

Our impact begins with the decisions made by our partners and suppliers, well before products reach our distribution centers. Because of this, we are investing in programs and partnerships that drive product quality and seek to improve supply chain resilience. In fiscal 2023, we formed the UNFI Climate Action Partnership (“CAP”), which provides resources and support to help suppliers measure, manage and minimize their climate impact. In fiscal 2026, over 100 UNFI suppliers participated in CAP. In fiscal 2026, we hosted two climate summits, bringing together CAP suppliers, retailers and partners to foster industry collaboration and work to accelerate collective action to reduce shared Scope 3 greenhouse gas emissions. UNFI’s Climate Action Hub, an online resource that offers suppliers tools and resources to innovate and scale climate solutions across the food system, published three new supplier case studies showcasing real world climate action and associated business benefits. We believe these practices and resources help us to work more effectively and efficiently with suppliers and vendors in pursuing our shared goals.

Operations

We remain focused on supporting the highest level of safety, cultivating a high-performing workforce and improving operational resilience. Our associates’ safety and well-being are of the utmost importance to us. Our primary goal is to cultivate a culture that values care and safety for all. Through continuous efforts, we are dedicated to minimizing the risk of injuries and accidents, providing a safe and thriving environment for everyone. We are also focused on a culture of inclusion, with our seven associate-led Belonging and Innovation Groups, which are open to all associates, providing opportunities for innovation, learning and impact across the Company. For the fifth year in a row, we were awarded the Distinguished proficiency level by Disability Index, the highest award, reserved for companies with industry-leading disability inclusion with deeply embedded and innovative practices.

We continue to invest in projects that reduce operating costs by improving energy efficiency, lowering fuel spend and enhancing long-term infrastructure resilience. As part of these efforts, we continued to expand our energy efficiency initiatives to additional distribution centers and, in fiscal 2026, broke ground on an integrated energy infrastructure project at our Gilroy, California, distribution center. The project will equip the site with infrastructure to support electric vehicle tractors, including charging stations, solar power and battery energy storage. Together, these upgrades are expected to help reduce transportation costs and emissions while strengthening our ability to serve our customers.

Downstream

We aim to be responsible community members, from our waste and recycling initiatives to the local organizations our associates support through paid time off to volunteer. In fiscal 2026, we launched our Zero Waste Champions Network, a Company-wide initiative across our distribution centers to improve waste diversion rates and support our waste reduction goals. Through partnerships with community organizations and our distribution center teams, we achieved our goal of donating 250 million pounds of food to communities in need this year, four years ahead of schedule. The UNFI Foundation, a 501(c)(3) organization, continued to align its strategy with business and impact objectives by issuing impact investments and celebrating UNFI’s 50th anniversary through a “50 for 50 grantmaking campaign,” which funded organizations in all 50 states and Canada. As part of this campaign, the UNFI Foundation is committed to awarding nearly $2 million to nonprofits aligned with its funding priorities in calendar year 2026.

We believe our stakeholder-focused sustainability strategy has long been a part of UNFI’s success, unlocking efficiencies through collaboration across the business, and is key to our Company purpose: Better Food. Better Future. We continue to stay focused on the needs of our stakeholders and further prioritize the sustainability initiatives that strengthen the performance of our business.

Our Customers

We maintain long-standing relationships with many of our customers. Our diversified customer base includes over 30,000 customer locations, primarily located across the United States and Canada, which range from some of the largest grocers in North America to smaller retailers.

One Natural customer, which includes customers under common control, constituted more than 10% of total Net sales in fiscal 2026. We continue to serve our largest customer pursuant to an amended and restated distribution agreement with a term through May 20, 2032.

Our international Net sales primarily reflect UNFI Canada, Inc. (“UNFI Canada”), which represented approximately 1% of our Net sales in fiscal 2026. International business excludes sales transacted in U.S. dollars and shipped internationally, which is an even smaller component of our business.

We also continue to invest in technology and systems with the intent of enhancing the customer experience, improving the effectiveness and efficiency of our operations and growing our services platform, including our eCommerce and innovation businesses. This includes sales to eCommerce companies as well as business-to-business sales to non-traditional customers. In fiscal 2026, we launched a new digital marketplace called Endless Aisle that provides retailers with access to innovative, emerging brands while helping suppliers expand their reach. Through this digital marketplace, suppliers gain expedited access to UNFI’s digital infrastructure to promote and sell their products to UNFI’s broad customer base, while UNFI customers gain access to an even broader assortment of unique and local items with the convenience of ordering from multiple sources online in one place.

Natural and Conventional Wholesale

We organize and operate our wholesale business through two operating segments which represent our product-centered business divisions, as follows:

•Natural, which primarily reflects the wholesale distribution of natural, organic and specialty food and non-food products and services and includes the Company’s portfolio of natural owned brands and natural and organic snack food manufacturing business; and
•Conventional, which primarily reflects the wholesale distribution of conventional food and non-food products and services and includes the Company’s portfolio of conventional owned brands.

Segment management is responsible for product and service strategy, execution, and financial results, and has focused regional sales teams aligned to the unique product and service needs of the customers they serve.

Operations

We offer wholesale customers a wide variety of food and non-food products, including our own private label offerings, as well as a broad array of digital and professional services. Our product assortment spans natural, organic, specialty and conventional categories and is designed to meet the diverse needs of our customers.

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
•consolidate systems applications among physical locations and regions; and
•invest in our people, facilities, equipment and supply chain technology.

Procurement

We maintain contracts with suppliers to procure their products. Our procurement process includes assessments of demand planning, pricing, seasonality and other factors. Inventory costs are determined at the time of procurement and include vendor funds received and inbound freight, among other items. The gross margins we earn on sales to our customers are typically based on a percentage mark-up, or fee, on top of vendor listed base cost, and vary by customer, product type, vendor size, volume throughput, transportation methods and distances, among other factors. Net sales to customers are determined at the time of sale based on the then prevailing vendor listed base cost and include discounts we offer to our customers. The differential between the cost at which we procure products, as compared to the net sales price at which those products are sold, primarily generates our gross margin.

Retail

As of August 1, 2026, our Retail segment included 65 Cub Foods and Shoppers retail grocery stores. Our retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and local brands, as well as our own private label products. A typical retail store carries approximately 17,000 to 21,000 core SKUs and ranges in size from approximately 50,000 to 70,000 square feet. We believe our retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail operations are principally supplied by three of our Conventional distribution centers. For financial reporting purposes, intersegment sales from our distribution centers to our own Retail stores are eliminated from our Conventional segment.

Our Product Offerings

Our extensive selection includes food and non-food products spanning the following main product categories: center store and general merchandise; fresh and perishables; frozen; wellness and personal care; and bulk and food service. Across these categories, our assortment includes natural, organic, specialty, and conventional products. We offer nationally recognized brand name and private label products, which are sold through our Natural and Conventional segments to wholesale customers and our Retail stores.

Our owned brands portfolio is a collection of brands that offer high quality solutions for private label to our customers. ESSENTIAL EVERYDAY® is our leading national brand equivalent private label solution with over 2,000 SKUs for departments across the store. It is complemented by SHOPPERS VALUE®, which offers the budget conscious consumer quality alternatives to national brands. Our WILD HARVEST® brand offers a full range of products made with simple, wholesome ingredients across multiple categories, including produce, meat, grocery, frozen, dairy, health and beauty care products and pet foods. Our Field Day® brand is primarily sold to natural store / co-op retailers as a private label solution. Our WOODSTOCK® brand has been pioneering organic / non-GMO premium products for over 40 years and continues to launch innovative products. Our complementary brands, primarily including STONE RIDGE CREAMERY®, EQUALINE®, CULINARY CIRCLE®, SUPER CHILL®, ARCTIC SHORES SEAFOOD COMPANY® and KOYO® also provide national brand equivalent products at a competitive price.

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

Our Suppliers

We purchase our products from a broad network of thousands of suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. We believe suppliers seek to distribute their products through us because we provide access to a large, diversified customer base across the United States and Canada, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell our suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single supply source for any product category. In addition, although we have exclusive distribution arrangements and support programs with several suppliers, none of our suppliers accounted for more than 5% of our total purchases in fiscal 2026.

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

Our Distribution Network

Our wholesale operations are supported by a strategically designed distribution network that enables us to efficiently source, store and deliver products to our customers. Our distribution centers are located to provide direct access to the markets we serve and are configured to optimize service levels and operating costs. These facilities support our broad range of product categories as described above.

Logistics

Products are delivered to our distribution centers primarily by our fleet of leased and owned trucks, contract carriers and the suppliers themselves. When financially advantageous, we pick up products from suppliers or satellite staging facilities and return them to our distribution centers using our own trucks. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Additionally, the scale of our distribution network provides us with the flexibility to shift volume amongst distribution centers in response to volume spikes, unique customer needs, temporary inbound fill rate challenges and external factors such as weather-related events, as well as the capacity to support future sales growth.

We deliver products to customers using a combination of company-operated and third-party transportation. The majority of our trucks are leased and are maintained by third-party national leasing companies, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. We also have facilities where we operate our own maintenance shops.

We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through independent carriers. Deliveries to areas outside the continental United States and Canada are typically shipped by freight-forwarders through ocean-going containers.

Organic Certification

Across our United States distribution center network, QAI has issued 33 Organic Handler certifications under the USDA National Organic Program. In California, all distribution centers are registered as Organic Handlers with both the State of California Department of Public Health, Food and Drug Branch, and the California Department of Food and Agriculture. Additionally, one California facility holds organic certification from California Certified Organic Farmers. Our distribution center in Ontario, Canada, is also certified by QAI as an Organic Distributor.

We maintain a comprehensive quality assurance program. All products we sell that are represented as organic must be certified by an independent third-party agency. We maintain current certification affidavits for most organic commodities and produce to verify product authenticity. Potential suppliers of organic products are required to provide valid third-party certifications before they are approved as suppliers.

Our Technology Investments

We continue to make significant investments in supply chain, financial, information and business applications and operating systems. We continually evaluate and upgrade our enterprise systems and supply chain infrastructure to enhance security, respond to industry needs, enable our customers effectively and drive cost-efficiency. We believe these systems include best in class functionality in order management systems, procurement systems for demand forecasting and inventory replenishment, cloud-based warehouse management systems for inventory control and labor management, scan-based fulfillment applications, transportation management systems and warehouse automation and robotics. We continue to deploy our fulfillment technology with Universal Product Code (“UPC”) scan-based technology for selection, loading and customer deliveries to ensure order accuracy and traceability throughout the supply chain. We have expanded our portfolio of investments in artificial intelligence (“AI”)-enabled warehouse automation and robotic solutions to support full case and unit pick fulfillment processes to improve safety, quality, service and deliver supply chain efficiencies. We continue to leverage effective transportation management systems that enable us to lower inbound transportation costs by making optimal use of our own fleet of trucks and/or by consolidating deliveries to achieve full truckloads. In addition, we use cloud solutions to assist us in developing the most efficient routes, tracking vehicle maintenance and monitoring driver safety and the movement of trucks in real-time. We continue our efforts to standardize to industry-leading software solutions for inventory procurement, order management, transportation operations and warehouse management systems throughout our network. Deployment of continuous improvement methodologies within our supply chain is focused on improving our ability to more effectively service our customers and suppliers and enable growth, while also delivering labor and cost efficiencies.

Competition

Our Natural, Conventional and Retail businesses operate in a highly competitive and rapidly evolving industry, which is characterized by low profit margins, new business models and the entry of new, non-traditional competitors that intensify competition. Our food distribution business competes with many traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems for the business of independent grocery retailers. We also increasingly compete with companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. The primary competitive factors in the wholesale business include price, service level, product quality, variety, availability, location of distribution centers and other value-added services. Ongoing consolidation within the grocery industry has increased, and may continue to increase, competitive pressure from large, well-capitalized competitors with significant scale, purchasing power and financial, marketing, technological and operational resources.

Independent retailers and smaller chain customers represent a significant portion of our business and face intense competition from national grocery chains, supercenters, deep discounters, mass merchandisers, limited assortment stores and eCommerce providers, many of whom offer expansive services beyond grocery.

Our retail banners compete with traditional and specialty grocery stores, supercenters, deep discounters, mass merchandisers, limited assortment stores and eCommerce providers. The principal competitive factors in grocery retail include the location and image of the store; the price, quality, and variety of the fresh offering; and the quality, convenience, and consistency of service. Competitive strategies vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus. Our retail stores have continued to respond to growing competition from online and non-traditional retailers by adding options and services such as online ordering, curbside pick-up and home delivery.

Government Regulation

Our operations and many of the products that we distribute in the United States are subject to regulation by state and local regulatory agencies (including, but not limited to, health departments and the USDA). The United States Food and Drug Administration (the “FDA”) imposes standards for product quality, safety, labeling and food defense. In the United States, our facilities generally are inspected at least annually by state or federal authorities. For meat-based and produce product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program.

The FDA Food Safety Modernization Act (“FSMA”) in the United States (administered by the FDA) and the Safe Foods for Canadians Act in Canada (administered by the Canadian Food Inspection Agency) have expanded food safety requirements across the food supply chain and, among other things, impose additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food. Products that do not meet regulatory standards and/or comply with these regulations may be considered adulterated and/or misbranded and subject to recall.

The FSMA rule on Sanitary Transportation of Human and Animal Food establishes requirements intended to prevent practices during transportation that create food safety risks, such as inadequate temperature control, cross-contamination and unsanitary transportation equipment. The Surface Transportation Board and the Federal Highway Administration regulate our transportation operations in the United States. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Transport Canada regulates transportation operations in Canada, in coordination with various provincial/territorial and municipal authorities.

Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor and similar regulations by state agencies. Our facilities in Canada are subject to regulations issued pursuant to the occupational health and safety frameworks implemented by various provincial agencies. These regulations require us to comply with certain health and safety standards to protect our employees from recognized hazards. We are also subject to the National Labor Relations Act, which provides employees the right to organize and bargain collectively with their employer and to engage in other protected concerted activity, the Fair Labor Standards Act and other employment-related state and local regulations, which establish minimum wages and overtime standards, among other requirements.

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

Human Capital Management

Our employees, referred to as “associates,” are critical to supporting our values and achieving our strategic vision. We believe a people-first culture, combined with investments in talent, leadership and organizational capabilities, strengthens our ability to serve customers and suppliers. We strive to be an employer of choice by focusing on associate safety, empowerment and engagement to foster innovation and deliver differentiated solutions to our customers and suppliers in an ever-changing retail landscape. The Compensation Committee of our Board of Directors oversees human capital management matters with a focus on associate well-being across a variety of measures.

As of August 1, 2026, we had 23,431 full and part-time employees, 11,341 of whom (approximately 48%) were covered by 64 collective bargaining agreements, including existing agreements under negotiation. We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future.

Developing Talent

Attracting and retaining talent is one of our top priorities. Our goal is to differentiate ourselves in the market by offering flexibility to associates for how they work and develop. To reduce turnover, we have an emphasized focus on and commitment to our associates, their experiences as well as their continued engagement. We support their growth by offering high-impact leadership development programs, role-based training, on-the-job training and other career opportunities at every stage of their tenure. Designed to enhance the leadership capabilities of our people, we develop and deliver optional programs to leaders across all departments that come together to learn and practice their management skills as well as identify opportunities to lead more effectively. The Elevate program for director-level and above associates works to solidify our talent pipeline and promote the success of the organization’s future leaders. Our front-line leaders are supported through specific Learning and Development pipelines for corporate, wholesale and operations. Our Learning and Development teams partner with key groups such as Sales, Operations, Transportation and Safety to develop role-based training, including Lean continuous improvement methodologies and AI training, to drive greater productivity and safety. We also offer associates additional learning and career development opportunities that extend from comprehensive, flexible education benefits and skills-based training deployed in person and electronically through our BetterU learning system, to mentorship programs, such as Mentor Marketplace, and career development discussions and beyond.

Compensation and Benefits

Our compensation and benefits programs are designed to promote a culture of well-being and recognize our associates for their outstanding achievements and dedication to serving our customers and supporting our enterprise objectives. We are committed to offering market competitive pay programs that reward high levels of performance and behaviors that challenge convention and drive company success. Our short-term incentive programs are tied to the Company’s financial goals and are intended to align our eligible associates’ rewards with our financial success. Long-term incentives, including restricted share units and performance share unit awards, are designed to attract and retain innovative leaders and align their financial interests with that of our shareholders and other stakeholders. As part of our commitment to recognize our associates’ “whole self” – health, finances and overall well-being – we offer a comprehensive health and welfare benefit program to eligible associates providing a variety of medical, dental and vision options plus additional voluntary benefits like long-term disability and optional life insurance. Additionally, we provide to eligible associates paid time off programs including paid parental leave, an employee assistance program, a 401(k) plan and an education assistance program.

Inclusion and Well-being

In order to recruit, inspire and retain the most talented team at all levels that maximizes speed, agility, innovation, execution and performance from the Boardroom to our distribution centers, we pledge to promote inclusion and well-being for all by delivering high-quality benefits and programs that attract and nurture high performance in a safe and inclusive culture. Our Board of Directors has a broad range of experience and represents a wide range of backgrounds and perspectives, and we strive to reflect that commitment across all levels of the organization. We recognize that innovation thrives when there is unity and respect for all backgrounds and perspectives. Additionally, we aim to foster a culture of belonging, empathy and inclusion through open dialogues and educational opportunities.

Our Vice President of Inclusion and Well-being oversees efforts around associate engagement and belongingness, Broad Market Access supplier initiatives and well-being programs. Our Inclusion and Well-being council and seven associate-led Belonging and Innovation Groups (all of which are open to all associates) actively strive to create a workplace where all associates feel welcome and are motivated to reach their full potential. Key contributions of our Belonging and Innovation Groups in fiscal 2026 included leading the Operations Leadership Development program and the launch of our new distribution center Spanish Essentials program, focused on equipping distribution center leaders with higher Spanish speaking employee populations with practical Spanish language skills for daily operations to strengthen communication, inclusion and safety in our distribution centers. Our multi-pronged approach to educate and engage associates includes open discussions on various dimensions of inclusion and well-being, mental health awareness trainings on our associate platforms, targeted volunteerism, and campaigns encouraging respect and empathy. We offer Mental Health First Aid training to teach leaders skills needed to recognize and respond to signs and symptoms of mental health and substance use challenges, as well as how to provide someone with initial support until they are connected with appropriate professional help. In fiscal 2026, we expanded this program to all associates to increase access to mental health education and resources across the organization.

Creating a Safe Environment

Safety is at the forefront of everything we do. We continue to focus on the safety of our associates, customers, communities and consumers with increased safety measures. We continue to be committed to continuous learning and improvement, and we believe in the power of learning from past experiences to enhance our safety system and performance, relying on in-depth root cause incident analysis to address system issues. We also continue to invest in our safety brand and pledge, Every Moment Matters, which is designed to foster a culture of integrating safety into everything we do.

This past year, we focused on continuing to make meaningful reductions in both Occupational Safety and Health Administration (“OSHA”) recordable incidents and lost time injuries (“LTI”) through several key initiatives:
•implementing Lean daily management in 44 of our distributions centers, strengthening our performance across safety, quality, delivery and cost metrics;
•investing in center ride pallet jacks, which offer reduced risk of injury compared to end ride pallet jacks;
•improving our root cause analysis process;
•establishing a serious incident escalation and management process;
•strengthening our internal audit process;
•creating more comprehensive reporting on key performance indicators, including adding a new environmental permit compliance metric; and
•continuing to build upon our safety culture.

As part of our ongoing commitment to road safety, we have evolved our use of AI video-based safety technology from implementation to a fully-integrated component of our fleet safety strategy, furthering its impact through data-driven coaching and performance management. This technology enhances public safety and driver protection, promotes real-time coaching, strengthens our ability to proactively reduce risk and contributes to safer roads for all. Additionally, we have enhanced driver development programs through the deployment of training modules, improving workforce capability and learning efficacy.

We continued to invest in our food safety and quality assurance (“FSQA”) program, reflecting our commitment to deliver value to our suppliers, customers and consumers. Key components of this program include Food Safety Fundamental Rules that are part of our daily operations rhythms; a robust internal audit program, including unannounced audits; comprehensive reporting on key performance indicators; technology that enhances tracking of food safety incidents; and maintenance of SQF certification at all eligible distribution centers, promoting customer confidence in our food safety program. Other key FSQA initiatives in fiscal 2026 included:
•enhancing environmental monitoring programs, strengthening preventative controls and supporting food safety, product integrity and regulatory compliance;
•implementing quarterly driver engagement and field observation initiatives to reinforce food safety practices, operational visibility and continuous improvement;
•strengthening recall response protocols through enhanced multi-channel communication capabilities, improving organizational readiness and response effectiveness;
•developing and implementing a refrigeration contingency framework, strengthening operational resilience, safeguarding product integrity and supporting business continuity during planned and unplanned refrigeration outages; and
•expanding multilingual FSQA training resources, increasing accessibility and comprehension across a diverse workforce.

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

A significant portion of our revenues is from our principal customers, and our success is heavily dependent on retaining this business and on our principal customers’ ability to maintain and grow their businesses. The loss or cancellation of business from our principal customers, including due to the utilization of alternative sources of products, whether through other distributors or increased self-distribution, closures of stores, reductions in the amount of products that our customers sell to their customers, operational issues or our failure to comply with the terms of our distribution agreements, where applicable, could materially and adversely affect our business, financial condition or results of operations. For example, our largest customer accounted for approximately 28% of our Net sales in fiscal 2026. We serve as the primary distributor of natural, organic and specialty non-perishable products, and also distribute certain specialty protein, cheese, culinary items, deli items and products from health, beauty and supplement categories to this customer under the terms of our distribution agreement, which expires on May 20, 2032. A loss or significant decrease in volume with our largest customer could impact our ability to efficiently serve other, smaller customers in these categories who utilize these distribution centers. Our ability to maintain a close, mutually beneficial relationship with our principal customers is an important element to our continued growth. Similarly, if our largest customer diverts some or all of its purchases from us, our business, financial condition or results of operations may be materially and adversely affected.

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

Our ability to compete successfully is largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors, specialty or independent grocery distributors, mass market grocery distributors and cooperatives and customers with their own distribution channels. Mass market grocery distributors, many with substantially greater financial and other resources than us and that may be better established in their markets, continue to increase their offerings of natural and organic products, resulting in more direct competition with our natural and organic product offerings. While natural and organic products typically generate higher margins, these margins could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products. As consumers increasingly initiate grocery searches and purchases through third-party digital platforms, social commerce channels and AI-enabled agents, changes in those platforms’ algorithms, commercial terms or access to customer data could reduce the visibility of our customers and the products we distribute.

In addition, many supermarket chains have increased self-distribution or purchases of items directly from suppliers. Relatively low barriers to entry have led to the emergence of alternative business models and channels in our markets. We also encounter indirect competition as a result of the fact that our customers with physical locations compete with online retailers and distributors that seek to sell certain products directly to consumers. Further, club stores, commercial wholesale outlets, direct food wholesalers and online food retailers have developed lower cost structures, creating increased pressure on the industry’s profit margins. Certain retailers operate broader ecosystems or higher-margin businesses, including digital advertising, marketplaces, membership programs, data analytics, financial services and other offerings, which may enable them to fund lower grocery prices, invest more heavily in fulfillment and technology or acquire customers at a cost that we or our customers cannot match. Our current or potential competitors may provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. Our current or potential competitors may more effectively deploy AI, automation, advanced analytics or other technologies, which may achieve lower operating costs, improved service levels, more responsive pricing and assortment decisions or other advantages that impair our ability to compete. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

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

If we are not able to capture scale efficiencies and enhance our merchandise offerings, we may not be able to achieve our goals with respect to our operating margins. In addition, if we are not able to refine and improve our systems continually or effectively implement improvements to our systems without disruption, including our information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes, or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline.

Further, because many of our sales prices are based on product cost plus a percentage markup, changes in the rate of product cost inflation can materially affect our sales and profitability. Product cost inflation has been volatile in recent years and has had varying impacts on our business. For example, we experienced negative impacts on our profitability as inflation slowed in recent years and decreased the positive impact of inflation-related buying activities. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. In addition, product cost inflation may negatively impact consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, our profit levels may be negatively impacted during periods of slowing inflation or product cost deflation even though our Gross profit as a percentage of Net sales may remain relatively constant. If we are unable to reduce our expenses as a percentage of Net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be materially and adversely impacted.

We may not realize the anticipated benefits of our strategic initiatives.

Our long-term strategy is centered on adding value to our customers and suppliers through our expansive assortment of products, services, programs and insights that help them grow and compete. Simultaneously, we are working to become more efficient, including focusing on network optimization, reduced levels of capital intensity and optimization of our cost structure. The successful design, implementation and management of these initiatives may present significant challenges, many of which are beyond our control. In addition, the initiatives may not advance our business strategy as expected or may be realized more slowly than anticipated.

Achieving our long-term strategy may be limited by our ability to optimize our distribution center network to serve our customers, retain existing customers, successfully integrate acquired entities or significant new customers, implement information systems and automation initiatives, or adequately manage our personnel. If we fail to optimize the volume of supply operations in our distribution center network, do not retain existing business or do not utilize added network capacity in line with our expectations, excess capacity may exist, which may lead to inefficiencies and adversely affect our business, financial condition or results of operations, including as a result of incurring operating costs for these facilities without sufficient corresponding sales revenue to cover these costs. In addition, our network optimization may include the opening of additional distribution centers in new or existing markets if needed to accommodate or facilitate growth or by closing or consolidating distribution centers. Our ability to compete effectively, maintain service levels and manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. Our existing personnel, systems, procedures and controls may not be adequate to support the future growth of our operations. Failure to successfully manage these actions could negatively impact our ability to grow and could have a material adverse effect on our business, financial condition or results of operations.

Further, a key element of our current strategy is to distribute and offer differentiated products and services. We believe that the ability to distribute these products and offer these services will distinguish us from our competitors and increase demand for our products. If we are unable to offer differentiated products and services, our business, financial condition or results of operations may be materially and adversely affected.

We may not realize all or any of the anticipated benefits, or may not realize the anticipated benefits within the expected time frame, of our strategic initiatives due to financial or operational challenges, delays, lower than expected levels of customer and supplier acceptance and implementation or unexpected costs. Any failure to implement our strategic initiatives in accordance with expectations could adversely affect our ability to achieve the anticipated revenue and profitability benefits. In addition, the complexity of the initiatives requires a substantial amount of management and operational resources. Our management team must successfully implement operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on its resources may divert the Company’s attention from existing core businesses and could also have adverse effects on existing business relationships with suppliers and customers. As a result, our business, financial condition or results of operations may be adversely affected.

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

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout the world. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits, suppliers may not provide the products needed by us in the quantities or at the prices requested. We are also subject to supply chain uncertainties and increases in product costs based on conditions outside of our control, which may impact our ability to procure products efficiently. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, challenges with workforce availability, short-term weather conditions or more prolonged climate change, crop conditions, animal diseases, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages, geopolitical disruptions, trade policies, supplier financial distress, and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As consumer demand for natural and organic products continues to increase, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting availability for use in certain of our suppliers’ products. In addition, increased costs of imported goods, including due to tariffs, import restrictions, global conflict or otherwise, may reduce customer demand for affected products if the parties experiencing those increased costs increase their prices.

We cooperatively engage in and support a variety of promotional programs and services with our suppliers. We manage these programs and services to increase sales while maintaining or improving our margins. We may experience reductions in promotional forward-buying opportunities or changes in promotional spending (including as a result of the increasing attractiveness of alternative retail channels), which could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and we benefit from our ability to purchase product in advance of price increases. We have no assurances of continued supply, pricing or access to new products, and suppliers could change the terms upon which they sell to us, the services they request from us or discontinue selling to us altogether.

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

In our attempt to reduce operating expenses, increase operating efficiencies and better serve our customers and suppliers, we have invested and continue to invest in the development and implementation of new information technology. We are in the process of a multi-year implementation of a new enterprise resource planning (“ERP”) system, which has required, and will continue to require, the investment of significant personnel and financial resources over the duration of the project. We are also in the process of converting our existing facilities into a single warehouse management and supply chain platform. In addition, we remain focused on the automation of certain distribution centers and plan to develop further digital solutions for our customers, suppliers and associates. We may not be able to implement these technological enhancements at all or in the anticipated time frame and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs may exceed our estimates and are expected to exceed the benefits during the early stages of implementation. Further, we may experience other complications such as potential design defects, miscalculations, testing requirements and the diversion of management’s attention from day-to-day business operations. Even if implementation of these technological enhancements progresses in accordance with our current plans, and within our current cost estimates, we may not achieve the expected efficiencies and cost savings from our investments. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers), which may have a material adverse effect on our business, financial condition or results of operations.

We face risks related to the availability of qualified labor, labor costs and labor relations.

In the past, we have experienced a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. If we are unable to realize the anticipated benefits of our efforts to improve labor efficiency and safety, including through automation and other technology initiatives, including the use of AI-based technologies, or to increase productivity and efficiency through other methods, we may be more susceptible to labor shortages than our competitors. We have incurred increased costs to retain and address a shortage of qualified labor in certain geographies, particularly for warehouse workers and drivers, including wage actions, sign-on bonus programs, and increased use of third-party labor.

Because our labor costs are, as a percentage of Net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. Further, if we are unable to accurately predict and adjust our labor needs with respect to our sales volume, our cost of labor as a percentage of Net sales may increase. In addition, labor is a significant cost of many of our wholesale customers. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements or wage competition, or changes in their processes due to adoption of new technology such as AI, could reduce the profitability of our customers and reduce demand for the products we supply. Additionally, the terms of some of our collective bargaining agreements may limit our ability to increase efficiencies.

As of August 1, 2026, 11,341 of our 23,431 employees (approximately 48%) were covered by 64 collective bargaining agreements, including existing agreements under negotiation, which expire through May 16, 2031. In the event we are unable to negotiate reasonable contract renewals with our union associates or are required to make significant changes to terms that are unfavorable to us, our relationship with employees may become fractured, and we could be subject to work stoppages or additional expenses. In that event, it would be necessary for us to hire replacement workers or implement other business continuity contingency plans to continue to meet our obligations to our customers. The costs to hire replacement workers, employ effective security measures and, if necessary, serve customers from alternative facilities, could negatively impact the profitability of any affected facility. Depending on the length of time of any work stoppage or if we are required to employ replacement workers and implement security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

We have been the focus of union-organizing efforts, and we believe it is likely that similar efforts will continue in the future. We are in the process of negotiating collective bargaining agreements with newly certified units. New contracts could have substantially less favorable terms than our existing contracts.

Our Natural and Conventional businesses could be adversely affected if we are not able to attract new customers, increase sales to or retain existing customers or if our customers are unable to grow their businesses.

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

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers, employees and vendors and our proprietary business information. Our information technology systems and those of our customers, business partners, suppliers, and third-party providers have been, and will continue to be, subject to cyberthreats such as computer viruses or other malicious codes, security breaches, ransomware, unauthorized access attempts, business email compromise, cyber extortion, denial of service attacks, phishing, deepfakes, social engineering, unintentional or malicious actions of employees or contractors, hacking and other cyberattacks attempting to exploit vulnerabilities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations, which risks may be more pronounced as associates continue to work remotely. We have seen and may continue to see an increase in the number of such attacks. For example, in fiscal 2025, we experienced our previously disclosed cybersecurity incident, which temporarily disrupted our business and impacted our results of operations.

The rapid evolution and increased adoption of emerging technologies, such as AI, may also increase the frequency, sophistication and magnitude of cyberattacks on the Company and amplify our cybersecurity risks. These threats are constantly evolving and may include attempts by malicious actors to breach our security and compromise our information technology systems, as well as those of our vendors and suppliers. Our security efforts and the security efforts of our third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of our databases or systems. The unavailability of information technology systems or failure of these systems or software to perform as anticipated for any reason, including a ransomware attack, and any inability to respond to, or recover from, such an event on a timely basis, could disrupt our ability to manage or conduct our business, impact our customers and result in decreased performance, reputational harm, governmental fines, penalties, regulatory proceedings, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

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

During periods of economic weakness, small to medium-sized businesses, like many of our independent retailer customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like macro-economic shifts or significant weather events. Consequently, the ability of such businesses to make payments to us may deteriorate, and in some cases this deterioration may occur quickly, which could materially and adversely impact our business, financial condition or results of operations.

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

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, severity of injuries and accidents, vocation rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, and actual claim settlement patterns. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves and any excess insurance coverage or is excluded under the terms of our insurance policies, the loss and attendant expenses could harm our business, financial condition or results of operations.

The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.

Historically, capital expenditures and acquisitions have been large components of our growth and may be important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, our not being in compliance with restrictive covenants under our debt agreements or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our debt agreements, including the loan agreement (the “ABL Loan Agreement”) related to our $2,530 million asset-based revolving credit facility (the “ABL Credit Facility”) entered into in April 2026, and the term loan agreement (the “Term Loan Agreement”) related to our $500 million term loan facility (the “Term Loan Facility”) entered into in October 2018, as amended, and the indenture governing our $500 million of unsecured 6.750% Senior Notes due October 15, 2028 (the “Senior Notes”) contain financial covenants and other restrictions that limit our operating flexibility and our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

Changes in consumer purchasing habits may reduce demand for certain of the products we distribute. Consumer habits could be affected by a number of factors, including changes in disposable income levels, which may be impacted by a number of factors, including a reduction in the level of government spending that supports grocery purchases, changes in product prices or other macro trends, changes in behavior arising from the increased use of pharmaceutical weight-loss therapies such as GLP-1, an increase in food-away-from home options, changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products, new information regarding the health effects of consuming certain foods. Further, in a sustained economic downturn, consumers may shift their purchases to lower-cost, lower-margin products. For example, recent price changes have shifted consumer purchasing habits toward value-oriented categories and private brands, while dampening demand for certain discretionary and higher-margin products, a dynamic that continues to shape both retailer mix and wholesale distribution. We cannot be certain how consumer habits may continue to evolve. Although there is a growing consumer preference for sustainable, organic and locally grown products, which are higher margin products, there can be no assurance that such trend will continue. Changing consumer preferences also result from generational shifts, including younger generations seeking new and different foods, as well as more multi-cultural menu options and menu innovation. However, there can be no assurance that such trends will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to new or developing trends in eating habits, our business, financial condition or results of operations could suffer.

Our leverage and debt service obligations increase our sensitivity to the effects of economic downturns and could adversely affect our business.

As of August 1, 2026, we had approximately $1.6 billion of long-term debt outstanding. Our leverage, and any increase therein, could have important potential consequences, including, but not limited to:

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

Our business is highly regulated at the federal, state, and local levels, and our products and distribution operations require various licenses, permits and approvals. For example:

•The products we distribute and our warehouse and distribution centers are subject to regulatory oversight and inspection by a variety of regulators, including the United States Food and Drug Administration, the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, the Environmental Protection Agency, various state health and workplace safety authorities and comparable Canadian laws and regulations governing food safety and transportation.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing risks from cybersecurity threats based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework and Zero Trust Architecture principles. Our technology environment is regularly assessed, both internally and through the use of third parties, against the six NIST principles (identify, detect, protect, recover, respond, govern) to oversee and identify the likelihood and impact of risks from cybersecurity threats. Additionally, we apply these principles where appropriate to third-party technology providers. We also utilize third parties to assess the effectiveness of our cybersecurity program on a periodic basis, which includes engaging cybersecurity assessors and cybersecurity experts to assist in the detection, verification and validation of risks from cybersecurity threats, as well as to support associated mitigation plans when necessary. We have a cybersecurity incident response plan in place to assist us in detecting, analyzing, containing, responding to and recovering from cybersecurity incidents, designed to facilitate a cross-functional response across the Company, with escalation based on the severity of impact. We also maintain cybersecurity insurance coverage to protect against certain potential losses arising from cybersecurity incidents.

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

Our Chief Information Security Officer (“CISO”) leads a dedicated cybersecurity team responsible for policy, governance, vulnerability management, architecture and incident response. Our team monitors and tests our cybersecurity policies and procedures through methods such as periodic reviews, targeted assessments, penetration testing and tabletop exercises. All personnel with access to UNFI systems are made aware of our cybersecurity policies and procedures upon hire and through periodic refresher trainings. Such policies and procedures cover areas such as identity and access management, vendor management, data governance and protection, vulnerability management, incident response, recovery, communications and cybersecurity hygiene.

As previously disclosed, in June 2025, we experienced a cybersecurity incident, which resulted in reduced sales volume and increased operational costs and negatively impacted our results of operations for the fourth quarter of fiscal 2025. We are regularly subject to cyber threats, ransomware and other security breaches. Although we cannot eliminate all potential threats, our cybersecurity program is operated in a manner to minimize the likelihood of any threat becoming material and to keep pace with a constantly evolving cybersecurity landscape. For more information on risks from cybersecurity threats, refer to the risks described under “Risk Factors” included in Part I, Item 1A in this Annual Report.

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

Our Chief Information Officer (“CIO”), CISO and other members of management provide quarterly updates to the Audit Committee and meet with the Board of Directors at least annually regarding risks related to information systems, information security and cybersecurity. Specific topics may include updates to the Company’s strategy to combat cybersecurity risks; implementation of certain cybersecurity improvement initiatives; cybersecurity news and events; key focus areas; the threat landscape; and the results of certain assessments and testing. Our CIO, CISO or other members of management provide information to the Audit Committee or our Board of Directors, as applicable, pursuant to risk-based escalation protocols for cybersecurity incidents in accordance with an established materiality framework.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

The information security function is led by our CISO, under the direction of our CIO. Our CISO, who has been serving in the position since fiscal 2025, has over 20 years of experience in information technology and security and is a Certified Information Systems Security Professional. Our CISO maintains primary responsibility for developing cybersecurity strategies; cybersecurity governance; identifying, assessing and monitoring cybersecurity risks; preparing for and responding to cybersecurity incidents; and verification and testing of cybersecurity. Our CISO may authorize specific Company associates to assist in managing these responsibilities if determined necessary, including the Crisis Response Team. Our CIO and CISO have oversight responsibilities of the Company’s cybersecurity program.

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

ITEM 2.    PROPERTIES

Distribution Centers

We maintained 46 distribution centers and warehouses at August 1, 2026, which were utilized by our Natural and Conventional segments. Overlap between segments exists due to cross-docking and other supply chain integration. The following table shows our dry and cold storage distribution and warehouse facilities and their associated owned and leased square footage occupied as of August 1, 2026, presented by the segment primarily served by the facility:

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Natural:
Manchester, Pennsylvania	—	1,319	1,319
Riverside, California	—	1,171	1,171
Sarasota North, Florida	—	1,016	1,016
Joliet, Illinois	—	988	988
Ridgefield, Washington(2)	779	—	779
Atlanta, Georgia(2)	389	259	648
Lancaster, Texas	—	590	590
Aurora, Colorado	—	529	529
Montgomery, New York(2)	500	—	500
Rocklin, California(2)	469	—	469
Gilroy, California(2)	447	—	447
Howell Township, New Jersey(2)	397	—	397
Chesterfield, New Hampshire(2)	300	69	369
Richburg, South Carolina(2)	342	—	342
Dayville, Connecticut(2)	317	—	317
Greenwood, Indiana(2)	308	—	308
Prescott, Wisconsin(2)	307	—	307
Iowa City, Iowa(2)	271	—	271
West Sacramento, California(2)	251	—	251
Vaughan, Ontario	—	180	180
Edison, New Jersey	—	178	178
Richmond, British Columbia	—	126	126
Londonderry, New Hampshire	—	124	124
Philadelphia, Pennsylvania	—	100	100
West Sacramento, California(2)	85	—	85
Montreal, Quebec	—	31	31
Total Natural	5,162	6,680	11,842

Conventional:
Hopkins, Minnesota(2)	1,866	—	1,866
Stockton, California	—	1,290	1,290
Mechanicsville, Virginia(2)	1,249	—	1,249
Centralia, Washington	—	1,155	1,155
Champaign, Illinois	—	910	910
Harrisburg, Pennsylvania	—	883	883
Green Bay, Wisconsin	—	880	880
Pompano Beach, Florida	—	779	779
Quincy, Florida(2)	758	—	758
Commerce, California	—	695	695

Location(1)	Owned Square Footage	Leased Square Footage	Total Square Footage
	(in thousands)
Pittsburgh, Pennsylvania	679	—	679
Anniston, Alabama	465	105	570
Indianola, Mississippi(2)	543	—	543
Stevens Point, Wisconsin(2)	314	146	460
Carlisle, Pennsylvania	—	423	423
Fargo, North Dakota(2)	336	—	336
Oglesby, Illinois	—	325	325
Santa Fe Springs, California	—	298	298
Anniston, Alabama	—	231	231
West Newell, Illinois(2)	155	—	155
Total Conventional	6,365	8,120	14,485
Total Distribution Centers	11,527	14,800	26,327
(1)Distribution centers and warehouses as presented here reflect the location of the main distribution center campus and warehouse combined with their related offsite storage used to supply customers from these locations.
(2)These distribution centers secure our Term Loan Facility.

Retail Stores

The following table summarizes retail stores utilized by our Retail segment as of August 1, 2026:

Retail Banner	Number of Stores	Owned Square Footage	Leased Square Footage	Total Square Footage
		(square footage in thousands)
Cub Foods(1)(2)	52	1,180	2,341	3,521
Shoppers	13	—	722	722
Total	65	1,180	3,063	4,243
(1)Cub Foods stores include stores in which we have a controlling ownership interest and excludes 30 franchised Cub Foods full-line and separate liquor stores in which we have no ownership interest or a minority interest.
(2)Includes 7 Cub Foods stores securing our Term Loan Facility.

Corporate

As of August 1, 2026, we had approximately 4 million square feet, 89% of which was leased, of surplus distribution centers, warehouses, retail stores and offsite storage facilities, excluding assigned leases.

As of August 1, 2026, we utilized approximately 130 thousand square feet of corporate office space across the United States, including our corporate headquarters located in Providence, Rhode Island. We own approximately 61 thousand square feet and lease the remaining 69 thousand square feet of our corporate office space.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UNFI”.

On September 8, 2026, we had 71 stockholders of record.

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

Comparative Stock Performance

The following graph compares the yearly change in cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative return on the Standard & Poor’s (“S&P”) SmallCap 600 Index and the S&P SmallCap 600 Food Distributors Index. The comparison assumes the investment of $100 on July 31, 2021 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

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
August 1, 2026
United Natural Foods, Inc.
S&P SmallCap 600 Index
S&P SmallCap 600 Food Distributors Index

(1)Our selected industry peer group is the S&P SmallCap 600 Food Distributors Index, which includes The Andersons, Inc., The Chef’s Warehouse, Inc. and United Natural Foods, Inc.

	July 31, 2021	July 30, 2022	July 29, 2023	August 3, 2024	August 2, 2025	August 1, 2026
United Natural Foods, Inc.	$100.00	$128.35	$62.56	$44.08	$81.55	$153.47
S&P SmallCap 600 Index	$100.00	$93.76	$97.82	$105.91	$105.54	$143.40
S&P SmallCap 600 Food Distributors Index	$100.00	$135.28	$109.83	$104.33	$138.87	$256.62

Issuer Purchases of Equity Securities

On September 3, 2026, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock (the “2026 Repurchase Program”). Upon approval of the 2026 Repurchase Program, our Board of Directors terminated the repurchase program authorized in September 2022, which provided for the repurchase of up to $200 million of our common stock (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased 1,245,357 shares of our common stock for a total cost of $50 million in fiscal 2026. As of August 1, 2026, we had $88 million remaining authorized under the 2022 Repurchase Program.

Any repurchases are intended to be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. With respect to open market purchases, we may use a plan or plans meeting the conditions of Rule 10b5-1 under the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. We manage the timing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to make repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended August 1, 2026:

(in millions, except shares and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Period(1):
May 3, 2026 to June 6, 2026	165,171	$51.46	165,171	$100
June 7, 2026 to July 4, 2026	—	$—	—	$100
July 5, 2026 to August 1, 2026	255,331	$48.96	255,331	$88
Total	420,502	$49.94	420,502	$88
(1)The reported periods conform to our fiscal calendar.
(2)The amounts shown in this column represent the amount remaining under the 2022 Repurchase Program as of June 6, 2026, July 4, 2026 and August 1, 2026.

ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, “Risk Factors” included in Part I, Item IA, “Cautionary Note Regarding Forward-Looking Statements” and other risks described elsewhere in this Annual Report. The following includes a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2026 and 2025. In evaluating financial performance in each business segment, management primarily uses Net sales and Adjusted EBITDA of its business segments as discussed and reconciled within Note 16—Business Segments in Part II, Item 8 of this Annual Report. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2025 and 2024, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2025, filed with the Securities and Exchange Commission on October 1, 2025.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•our dependence on principal customers;
•our relatively low margins, which are sensitive to inflationary and deflationary pressures and intense competition, including as a result of the continuing retailer consolidation and the growth of consumer choices for grocery and consumable purchases;
•our ability to realize the anticipated benefits of our strategic initiatives;
•changes in relationships with our suppliers;
•our ability to develop, implement, operate and maintain, and rely on third parties to operate and maintain, reliable and secure technology systems;
•the effectiveness of our business continuity plans in response to incidents impacting our operating network or technology systems;
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
•the potential for our insurance and self-insurance programs not to be adequate to cover our claims;
•the potential for disruptions in our supply chain or our distribution capabilities from circumstances beyond our control, including due to lack of long-term contracts, severe weather, labor shortages or work stoppages or otherwise;
•the effect of adverse decisions in, or settlement of, litigation or other proceedings to which we are subject;
•volatility in fuel costs;
•our ability to access additional capital;
•our ability to realize anticipated benefits of strategic transactions;
•the potential for additional asset impairment charges;
•our ability to maintain food quality and safety;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs; and
•changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations.

You should carefully review the risks described under “Risk Factors” included in Part I, Item 1A, as well as any other cautionary language in this Annual Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

UNFI is a leading grocery wholesaler and support services provider to retailers in the United States and Canada. We believe our broad array of products, data, insights, programs and services uniquely positions us to help meet a wide range of customer and supplier needs across North America. Our diversified customer base includes over 30,000 customer locations ranging from some of the largest grocers in North America to smaller retailers. We offer over 200,000 products consisting of national, regional and private label brands grouped into the following main product categories: center store and general merchandise; fresh and perishables; frozen; wellness and personal care; and bulk and foodservice. We believe we are North America’s premier grocery wholesaler with 46 distribution centers and warehouses representing approximately 26 million square feet of warehouse space. We are a coast-to-coast distributor with customers in all 50 states as well as all ten provinces in Canada, making us a desirable partner for retailers and consumer product manufacturers. We believe our total product assortment and service offerings help differentiate UNFI in the wholesale marketplace. We plan to continue to pursue new business opportunities with independent retailers that operate diverse formats, regional and national chains and international customers with wide-ranging needs. Our business is classified into three reportable segments: Natural, Conventional and Retail.

We are executing against our value creation strategy, which seeks to build capabilities that add value to our customers and suppliers through our portfolio of products, programs, insights and services while improving our effectiveness and efficiency. We are focused on controllable variables in several key areas: network optimization; managing annual capital spending; optimizing our cost structure and net working capital position. We believe our strategy uniquely positions us to help our partners differentiate, compete and profitably grow.

We expect to continue to use available capital to re-invest in our business and are committed to improving our free cash flow and financial leverage through working to improve our profitability, disciplined capital investment and strengthened working capital management, while reducing outstanding debt.

We believe we can optimize our performance and profitability through our improvement efforts, which we expect will improve our operational effectiveness and cost structure, increase sales of products and services to new and existing customers and position us to provide tailored, data-driven solutions to help our customers and suppliers run their businesses more efficiently.

We are continually striving to better serve our stakeholders, including our customers, suppliers, associates and communities, and to drive profitable growth and sustainable shareholder value creation.

Trends and Other Factors Affecting Our Business

Our results are impacted by several macroeconomic, industry, demographic and consumer-driven trends that affect demand for grocery products, product mix, pricing and operating costs. These trends arise from factors largely outside our control, including broader economic conditions, geopolitical events and other events that may trigger economic volatility and negatively impact discretionary income levels and consumer confidence, social trends, changes in the levels of disposable income and structural shifts in the food distribution market structure.

Economic volatility in the U.S. has persisted, which has had, and we expect may continue to have, an impact on consumer confidence and purchasing behavior. In response to pressure on discretionary income levels, certain consumers have increasingly prioritized value, including by trading down to a less expensive mix of products for grocery items or buying fewer items. This trend has influenced product mix and margin dynamics, with shifts towards lower-margin value-oriented categories. At the same time, there remains stable demand for essential food items and higher unit volumes in natural and organic categories. Based on current conditions, we believe these consumer purchasing patterns are reasonably likely to continue in the near term and could continue to affect our results of operations. We believe our diversified product assortment, which ranges from natural and organic products to national and local conventional brands, including cost conscious private label brands, helps mitigate the impact of adverse product mix shifts and positions us to serve a broad cross section of North American retailers and end customers.

Inflationary pressures and changes in pricing levels have affected our business, and fluctuating commodity, fuel and labor input costs are reasonably likely to continue to impact the prices of products we procure from manufacturers. Commodity and labor markets remain volatile, and ongoing variability in input costs may affect our cost structure and pricing dynamics. Additional discussion is included under the caption “Impact of Product Cost Changes” below.

We are also actively monitoring developments in macroeconomic and geopolitical conditions, including evolving tariff and global trade policies and volatile fuel costs. Additional changes in the macroeconomic and geopolitical landscape could impact product acquisition and operating costs, disrupt supply availability and impact other aspects of our business.

In addition, changes in food distribution trends affecting our wholesale customers, such as the increased use of direct store delivery and alternative distribution models, have continued to affect competitive dynamics within the industry. Our wholesale customers manage their businesses independently and operate in a competitive environment.

As previously disclosed, in June 2025, we experienced a cybersecurity incident. We have submitted claims to our insurers for reimbursement of costs, expenses, and losses stemming from the cybersecurity incident, and continue our efforts to complete the full claim and settlement process.

Impact of Product Cost Changes

We experienced a mix of inflation and deflation across product categories during fiscal 2026. In the aggregate across our businesses, including the mix of products, management estimates our businesses experienced product cost inflation of approximately 3% in fiscal 2026 as compared to fiscal 2025. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Our pricing to our customers is determined at the time of sale, primarily based on the then prevailing vendor listed base cost, and includes discounts we offer to customers. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit.

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

Wholesale Distribution Network Optimization

We continue to evaluate our distribution center network to more effectively and efficiently service customers and suppliers and further optimize performance. In connection with the termination of our supply agreement with a customer in the East region in fiscal 2025, we ceased operations at our Allentown, Pennsylvania, distribution center in the first quarter of fiscal 2026 with the remaining volume consolidated into other facilities in the Northeast. Business with this customer in the Northeast accounted for approximately $1 billion in annual sales. The termination enabled us to accelerate progress toward our longer-term strategic and three-year financial objectives. Additionally, we consolidated the volume of a distribution center into a nearby facility in the West region in the third quarter of fiscal 2026. In the fourth quarter of fiscal 2026, we consolidated the volume of a distribution center primarily serving the Natural segment into a nearby automated facility in the Central region.

We could incur incremental expenses related to any future network realignment, expansion or improvements, including network optimization and automation initiatives. We are working to both minimize future costs and obtain new business to further improve the efficiency of our distribution network.

Retail Operations

We operated 65 grocery stores, including 52 Cub Foods stores and 13 Shoppers stores, as of August 1, 2026. In addition, we supplied another 24 Cub Foods stores operated by our wholesale customers through franchise and minority equity ownership arrangements. We operated 77 pharmacies primarily within the stores we operate and the stores of our franchisees. In addition, we operated 23 “Cub Wine and Spirits” and “Cub Liquor” stores.

In fiscal 2026, we closed two Cub Foods stores and eight Shoppers stores related to our strategic initiatives focused on optimization of our retail footprint. We plan to continue to invest in and optimize our Retail segment in areas such as customer-facing merchandising initiatives, physical facilities, technology and operational tools.

Composition of Consolidated Statements of Operations and Business Performance Assessment

Net Sales

Our Net sales consist primarily of product sales of natural, organic, specialty and conventional food and non-food products, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by us to customers for shipping and handling and fuel surcharges.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure costs, contract exit-related costs, share-based compensation acceleration charges and acquisition and integration related expenses, when applicable. Integration related expenses, when incurred, can include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges primarily includes (gains) losses on sales of assets, losses on sales of financial assets, and asset impairments.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated.

(in millions)	2026 (52 weeks)	2025 (52 weeks)	Increase (Decrease)
Net sales	$31,152	$31,784	$(632)
Cost of sales	26,956	27,562	(606)
Gross profit	4,196	4,222	(26)
Operating expenses	3,906	4,117	(211)
Restructuring, acquisition and integration related expenses	52	94	(42)
Loss (gain) on sale of assets and other asset charges	27	42	(15)
Operating income (loss)	211	(31)	242
Net periodic benefit income, excluding service cost	(23)	(20)	(3)
Interest expense, net	126	146	(20)
Other expense (income), net	6	(3)	9
Income (loss) before income taxes	102	(154)	256
Provision (benefit) for income taxes	18	(39)	57
Net income (loss) including noncontrolling interests	84	(115)	199
Less net income attributable to noncontrolling interests	—	(3)	3
Net income (loss) attributable to United Natural Foods, Inc.	$84	$(118)	$202

Adjusted EBITDA	$701	$552	$149

The following table reconciles Net income (loss) including noncontrolling interests to Adjusted EBITDA.

(in millions)	2026 (52 weeks)	2025 (52 weeks)
Net income (loss) including noncontrolling interests	$84	$(115)
Adjustments to net income (loss) including noncontrolling interests:
Less net income attributable to noncontrolling interests	—	(3)
Net periodic benefit income, excluding service cost	(23)	(20)
Interest expense, net	126	146
Other expense (income), net	6	(3)
Provision (benefit) for income taxes	18	(39)
Depreciation and amortization	303	321
Share-based compensation	61	43
LIFO charge (benefit)	19	(2)
Restructuring, acquisition and integration related expenses(1)	52	94
Loss (gain) on sale of assets and other asset charges(2)	27	42
Multiemployer pension plan withdrawal charges	3	—
Other retail expense(3)	1	—
Business transformation costs(4)	34	47
Cybersecurity incident(5)	(21)	26
Other adjustments(6)	11	15
Adjusted EBITDA	$701	$552
(1)Fiscal 2026 primarily reflects distribution center and store closure charges, costs associated with certain employee severance and other employee separation costs and adjustments to previously recorded multiemployer pension plan withdrawal liabilities. Fiscal 2025 primarily reflects the $53 million charge related to the Company’s termination of its supply agreement with a customer in the East region and costs associated with certain employee severance and other employee separation costs and outsourcing certain corporate functions under restructuring initiatives.
(2)Fiscal 2026 primarily includes $30 million in non-cash asset impairment charges related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities, an $18 million gain on the sale of a surplus distribution center and $17 million in losses on the sales of receivables under the accounts receivable monetization program. Fiscal 2025 primarily includes a $24 million non-cash asset impairment charge related to a distribution center in our East region and $19 million in losses on the sales of receivables under the accounts receivable monetization program. Refer to Note 3—Revenue Recognition, Note 5—Property and Equipment, Net and Note 11—Leases in Part II, Item 8 of this Annual Report for additional information.
(3)Fiscal 2026 reflects store closure inventory charges, which are included within Cost of sales in the Consolidated Statements of Operations.
(4)Reflects costs associated with business transformation initiatives, primarily including third-party consulting costs and licensing costs, which are included within Operating expenses in the Consolidated Statements of Operations.
(5)Fiscal 2026 includes $45 million of insurance recoveries, which are included within Operating expenses in the Consolidated Statements of Operations, partially offset by $24 million of costs and charges related to the June 2025 cybersecurity incident, of which $20 million is included within Gross profit and $4 million is included within Operating expenses in the Consolidated Statements of Operations. Fiscal 2025 includes costs and charges related to the cybersecurity incident, of which $15 million is included within Gross profit and $11 million is included within Operating expenses in the Consolidated Statements of Operations. Refer to Note 1—Significant Accounting Policies in Part II, Item 8 of this Annual Report for additional information.
(6)Primarily reflects accrued costs related to an agreement to settle certain legal proceedings, which are included within Operating expenses in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Fiscal year ended August 1, 2026 (fiscal 2026) compared to fiscal year ended August 2, 2025 (fiscal 2025)

Net Sales

The following table sets forth our Net sales by segment. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information.

	2026 (52 weeks)	2025 (52 weeks)	Change
(in millions except percentages)			$	%
Natural	$17,132	$16,017	$1,115	7.0%
Conventional	12,974	14,667	(1,693)	(11.5)%
Retail	2,157	2,342	(185)	(7.9)%
Eliminations	(1,111)	(1,242)	131	(10.5)%
Total Net sales	$31,152	$31,784	$(632)	(2.0)%

Our Net sales for fiscal 2026 decreased $632 million, or 2.0%, to $31.2 billion in fiscal 2026, from $31.8 billion in fiscal 2025. The decrease in Net sales was primarily driven by a decrease in Conventional and Retail Net sales, partially offset by an increase in Natural Net sales and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025.

Natural Net sales increased $1,115, or 7.0%, to $17.1 billion in fiscal 2026, from $16.0 billion in fiscal 2025. The increase in Natural Net sales was primarily driven by a low single digit increase in unit volumes, including new business with existing and new customers, as well as a low single digit increase from inflation and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025.

Conventional Net sales decreased $1,693 million, or 11.5%, to $13.0 billion in fiscal 2026, from $14.7 billion in fiscal 2025. The decrease in Conventional Net sales was primarily driven by a mid-teens decline in unit volumes including the high single digit impact from network optimization actions, largely driven by the transition out of our Allentown, Pennsylvania, distribution center completed in the first quarter of fiscal 2026, partially offset by a low single digit increase from inflation and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025.

Retail Net sales decreased $185 million, or 7.9%, to $2.2 billion in fiscal 2026, from $2.3 billion in fiscal 2025. The decrease in Retail Net sales was primarily driven by a mid single digit decline from store closures and a 2.5% decrease in identical store sales from lower volume, partially offset by lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025.

Lower eliminations of Net sales for fiscal 2026 as compared to fiscal 2025 were primarily due to a decrease in Conventional to Retail sales, which are eliminated upon consolidation.

Cost of Sales and Gross Profit

Our Gross profit decreased $26 million, or 0.6%, to $4,196 million in fiscal 2026, from $4,222 million in fiscal 2025. Our Gross profit as a percentage of Net sales increased to 13.5% in fiscal 2026 compared to 13.3% in fiscal 2025. The increase in gross profit rate was primarily driven by the positive impact of network optimization actions and customer mix as well as higher levels of procurement gains, which were partially offset by a lower margin rate in the Retail segment.

Operating Expenses

Operating expenses decreased $211 million, or 5.1%, to $3,906 million, or 12.5% of Net sales, in fiscal 2026 compared to $4,117 million, or 13.0% of Net sales, in fiscal 2025. The decrease in Operating expenses as a percentage of Net sales was primarily driven by the benefits from cost saving initiatives, including network and cost structure optimization actions and higher levels of distribution center productivity, as well as $50 million in cybersecurity insurance recoveries, partially offset by higher costs associated with union and other employee benefits.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses decreased $42 million to $52 million for fiscal 2026, from $94 million for fiscal 2025. The decrease was primarily driven by the non-recurrence of a $53 million charge in fiscal 2025 related to the Company’s termination of its supply agreement with a customer in the East region and a decrease in certain employee severance and other employee separation costs, as well as costs associated with outsourcing certain corporate functions under restructuring initiatives, partially offset by higher closed property charges and costs in fiscal 2026 and an adjustment to previously recorded multiemployer pension plan withdrawal liabilities in the first quarter of fiscal 2026.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges decreased $15 million to $27 million for fiscal 2026, from $42 million for fiscal 2025. The decrease in fiscal 2026 was primarily driven by higher gains on sales of assets, partially offset by higher asset impairment charges. Fiscal 2026 primarily included $30 million in non-cash asset impairment charges related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities, an $18 million gain on the sale of a surplus distribution center and $17 million in losses on the sales of receivables. Fiscal 2025 primarily included a $24 million asset impairment charge related to our Allentown, Pennsylvania, distribution center and $19 million in losses on the sales of receivables.

Operating Income (Loss)

Reflecting the factors described above, Operating income was $211 million for fiscal 2026, a $242 million increase from Operating loss of $31 million in fiscal 2025. The increase was primarily driven by a decrease in Operating expenses, Restructuring, acquisition and integration related expenses and Loss (gain) on sale of assets and other asset charges, partially offset by a decrease in Gross profit, each as described above.

Net Periodic Benefit Income, Excluding Service Cost

Net periodic benefit income, excluding service cost increased $3 million to $23 million in fiscal 2026, from $20 million in fiscal 2025. The increase in Net periodic benefit income, excluding service cost was primarily driven by lower interest costs due to the reduction in pension liabilities and changes in the interest rate yield curve utilized in the measurement of Net periodic benefit income, excluding service cost.

Interest Expense, Net

(in millions)	2026 (52 weeks)	2025 (52 weeks)	Increase (Decrease)
Interest expense on long-term debt, net of capitalized interest	$118	$137	$(19)
Interest expense on finance lease obligations	1	2	(1)
Amortization of financing costs and discounts	6	6	—
Loss on debt extinguishment	2	4	(2)
Interest income	(1)	(3)	2
Interest expense, net	$126	$146	$(20)

The decrease in Interest expense, net for fiscal 2026 compared to fiscal 2025 was primarily driven by lower outstanding long-term debt balances.

Provision (Benefit) for Income Taxes

The effective tax rate was an expense rate of 17.6% on a pre-tax income for fiscal 2026 compared to a benefit rate of 25.3% on a pre-tax loss for fiscal 2025. The change in effective tax rate from fiscal 2025 was primarily driven by the increase in discrete tax benefits from employee stock award vestings and favorable tax audit settlements during fiscal 2026, as well as tax credit benefits primarily related to a solar array placed in service during the first quarter of fiscal 2026.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, Net income attributable to United Natural Foods, Inc. was $84 million, or $1.34 per diluted common share, for fiscal 2026, compared to Net loss attributable to United Natural Foods, Inc. of $118 million, or $1.95 per diluted common share, for fiscal 2025.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA by segment for the periods indicated. Refer to Note 16—Business Segments in Part II, Item 8 of this Annual Report for additional information.

(in millions)	2026 (52 weeks)	2025 (52 weeks)	Increase (Decrease)
Natural	$527	$442	$85
Conventional	270	174	96
Retail	(25)	6	(31)

Natural Adjusted EBITDA increased $85 million, or 19.2% for fiscal 2026 as compared to fiscal 2025. The increase was driven by an increase in gross profit and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025, partially offset by an increase in operating expenses.

•Natural Gross profit, which excludes the LIFO charge (benefit) and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $132 million. Natural gross profit rate decreased approximately 10 basis points primarily driven by lower product margin rates and customer mix, which were partially offset through supplier programs and higher levels of procurement gains.
•Natural Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, increased $47 million. Natural operating expense rate decreased approximately 42 basis points primarily due to the benefits from cost saving initiatives in distribution expenses and selling, general and administrative expenses and the leveraging impact of higher sales, partially offset by increases in distribution expenses associated with union and other employee benefits.

Conventional Adjusted EBITDA increased $96 million, or 55.2% for fiscal 2026 as compared to fiscal 2025. The increase was driven by a decrease in operating expenses and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025, partially offset by a decrease in gross profit.

•Conventional Gross profit, which excludes the LIFO charge (benefit) and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $65 million. Conventional gross profit rate increased approximately 86 basis points primarily driven by the positive impact of network optimization actions and customer and product category mix, recoveries related to settlements with customers and suppliers in the first quarter of fiscal 2026 and higher levels of procurement gains.
•Conventional Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $161 million. Conventional operating expense rate was approximately flat primarily due to the benefits from cost saving initiatives in distribution expenses, which included the benefits of network optimization actions and higher levels of distribution center productivity, largely offset by increases in distribution expenses associated with union and other employee benefits and the deleveraging impact of lower sales on fixed costs.

Retail Adjusted EBITDA decreased $31 million for fiscal 2026 as compared to fiscal 2025. The decrease was driven by a decrease in gross profit, partially offset by a decrease in operating expenses and lapping the impact of the cybersecurity incident experienced in the fourth quarter of fiscal 2025.

•Retail Gross profit, which excludes the LIFO charge (benefit) and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $69 million. Retail gross profit rate decreased approximately 102 basis points driven primarily by lower product margin rates due to price investments and changes in category mix.
•Retail Operating expense, which excludes depreciation and amortization, share-based compensation and other adjustments as outlined in Note 16—Business Segments in Part II, Item 8 of this Annual Report, decreased $38 million. Retail operating expense rate increased approximately 40 basis points primarily due to increases in labor and other employee benefit costs and occupancy-related costs combined with the deleveraging impact of lower sales, partially offset by lower costs resulting from store closures.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•Total liquidity as of August 1, 2026 was $1,268 million and consisted of the following:
◦$1,231 million of unused credit under our ABL Credit Facility, which decreased $222 million from $1,453 million as of August 2, 2025, primarily due to a reduction in the borrowing base, partially offset by a reduction in net borrowings under the ABL Credit Facility; and
◦$37 million of cash and cash equivalents, which decreased $7 million from $44 million as of August 2, 2025.
•Total debt decreased $299 million to $1,563 million as of August 1, 2026 from $1,862 million as of August 2, 2025, primarily related to the redemption of $150 million of our Senior Notes and a reduction in net borrowings under the ABL Credit Facility due to net cash provided by operating activities, partially offset by payments for capital expenditures and repurchases of common stock.
•Working capital decreased $121 million to $700 million as of August 1, 2026 from $821 million as of August 2, 2025.
•In the first quarter of fiscal 2026, we paid the remaining $35 million in connection with the contract termination with a customer in the East region in fiscal 2025, as described further in Note 4—Restructuring, Acquisition and Integration Related Expenses.
•In the second quarter of fiscal 2026, we made a voluntary prepayment of $9 million on our Term Loan Facility funded with proceeds from the sale of the Bismarck, North Dakota, distribution center.
•In the third quarter of fiscal 2026, we refinanced our ABL Credit Facility, reducing the aggregate principal amount available to up to $2,530 million and extending the maturity to April 1, 2031.
•In the fourth quarter of fiscal 2026, we repriced our Term Loan Facility, reducing the applicable margin over the Secured Overnight Financing Rate (“SOFR”) from 4.75% to 4.00%.
•In fiscal 2026, we repurchased 1,245,357 shares of our common stock for a total cost of $50 million.
•In fiscal 2027, scheduled debt maturities are expected to be $4 million. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2026, no prepayment from Excess Cash Flow (as defined in the Term Loan Agreement) in fiscal 2026 is required to be made on the Term Loan Facility in fiscal 2027.

Sources and Uses of Cash

We expect to continue to replenish operating assets and pay down debt obligations with internally generated funds. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets. We expect to be able to fund debt maturities and finance lease liabilities through fiscal 2027 with internally generated funds and borrowings under the ABL Credit Facility.

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

Long-Term Debt

On April 1, 2026, we entered into an amendment and restatement of the ABL Loan Agreement, which provides for an ABL Credit Facility with an aggregate principal amount available of up to $2,530 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,400 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million, and extends the maturity of our ABL Credit Facility to April 1, 2031. On June 18, 2026, we amended the Term Loan Agreement to reprice the Term Loan Facility, reducing the applicable margin over the SOFR from 4.75% to 4.00%. During fiscal 2026, we reduced borrowings under the ABL Credit Facility by a net $136 million, made voluntary and mandatory prepayments on the Term Loan Facility totaling $13 million and redeemed $150 million of our Senior Notes.

Our Term Loan Agreement and Senior Notes do not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $204 million, or $194 million if no ABL FILO Loans are then outstanding at such time and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Annual Report. The Term Loan Agreement, Senior Notes and ABL Loan Agreement contain certain operational and informational covenants customary for debt securities of these types that limit our and our restricted subsidiaries’ ability to, among other things, incur debt, declare or pay dividends or make other distributions to our stockholders, transfer or sell assets, create liens on our assets, engage in transactions with affiliates, and merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets on a consolidated basis. We were in compliance with all such covenants for all periods presented. If we fail to comply with any of these covenants, we may be in default under the applicable debt agreement, and all amounts due thereunder may become immediately due and payable.

Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report for additional information, including a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and further detail of our scheduled debt maturities by fiscal year and by debt instrument, which excludes debt prepayments that may be required from Excess Cash Flow generated or sales of mortgaged properties in fiscal 2027 or beyond. Based on our Consolidated First Lien Net Leverage Ratio at the end of fiscal 2026, no prepayment from Excess Cash Flow in fiscal 2026 is required to be made on the Term Loan Facility in fiscal 2027.

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

As of August 1, 2026, we had an aggregate of $850 million of floating rate notional debt subject to active interest rate swap contracts, which effectively fix the SOFR component of our floating interest payments through pay fixed and receive floating interest rate swap agreements. These fixed rates range from 3.333% to 4.130%, with maturities between October 2026 and October 2029. The fair values of these interest rate derivatives represent a total net asset of $2 million as of August 1, 2026, and are subject to volatility based on changes in market interest rates. Refer to Note 8—Derivatives in Part II, Item 8 and Interest Rate Risk in Part II, Item 7A of this Annual Report for additional information.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of August 1, 2026, we had fixed price fuel contracts and foreign currency forward agreements outstanding. Gains and losses and the outstanding assets and liabilities from these arrangements are insignificant.

Payments for Capital Expenditures and Cloud Technology Implementation Expenditures

Our capital expenditures for fiscal 2026 were $217 million compared to $231 million for fiscal 2025, a decrease of $14 million primarily driven by reduced capital spending related to automation initiatives, partially offset by increases in other supply chain, technology and Retail expenditures. Our capital spending for fiscal 2026 and 2025 principally included supply chain and information technology expenditures, including maintenance expenditures and investments in growth initiatives. Fiscal 2026 included $181 million of distribution center improvements, technology and other expenditures, including investments in automation, $33 million of Retail expenditures and $3 million of investments in new distribution centers. Fiscal 2025 included $193 million of distribution center improvements, technology and other expenditures, including investments in automation, $20 million of Retail expenditures and $18 million of investments in new distribution centers. Cloud technology implementation expenditures, which are included in operating activities in the Consolidated Statements of Cash Flows, were $35 million for fiscal 2026 compared to $7 million for fiscal 2025, an increase of $28 million primarily driven by investments in new information technology, including a multi-year implementation of a new ERP system.

Fiscal 2027 capital and cloud implementation spending is expected to be approximately $300 million and includes technology platform investments and projects that automate and optimize our distribution network. The components of capital and cloud implementation expenditures for fiscal 2027 will be primarily dependent on the nature of certain contracts to be executed. We expect to finance fiscal 2027 capital and cloud implementation expenditures requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility and cash from operations.

Cash Flow Information

The following summarizes our Consolidated Statements of Cash Flows:

(in millions)	2026 (52 weeks)	2025 (52 weeks)	Change
Net cash provided by operating activities	$540	$470	$70
Net cash used in investing activities	(169)	(218)	49
Net cash used in financing activities	(377)	(248)	(129)
Effect of exchange rate on cash	(1)	—	(1)
Net decrease in cash and cash equivalents	(7)	4	(11)
Cash and cash equivalents, at beginning of period	44	40	4
Cash and cash equivalents at end of period	$37	$44	$(7)

The increase in net cash provided by operating activities was primarily due to an increase in cash generated from net income, partially offset by lower levels of cash generated by net working capital. The lower cash generated by net working capital was primarily driven by a decrease in Accounts payable related to lower inventory levels, year-over-year changes in incentive compensation accruals and corresponding payments, higher payments for cloud technology implementation expenditures, higher payments for legal settlements and higher contract termination payments described further in Note 4—Restructuring, Acquisition and Integration Related Expenses in Part II, Item 8 of this Annual Report in fiscal 2026, partially offset by a decrease in customer Accounts receivable.

The decrease in net cash used in investing activities was primarily due to higher proceeds from the sale of distribution centers and other long-lived assets and lower payments for capital expenditures.

The increase in net cash used in financing activities was primarily due to an increase in cash used to repurchase common stock, an increase in repayments of long-term debt and finance leases and higher net repayments of borrowings under the ABL Credit Facility in fiscal 2026 resulting from the increase in net cash provided by operating activities and the decrease in net cash used in investing activities, as described above.

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

Pension and Other Postretirement Benefit Obligations

We contributed $1 million and $1 million to our defined benefit pension and other postretirement benefit plans, respectively, in fiscal 2026. In fiscal 2027, no cash pension contributions are required to be made to the SUPERVALU INC. Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). An insignificant amount of contributions is expected to be made to other defined benefit pension plans and postretirement benefit plans in fiscal 2027. We fund our tax-qualified defined benefit pension plan based on the minimum contribution required under ERISA, the Pension Protection Act of 2006 and other applicable laws and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.

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

Our contributions can fluctuate from year to year due to store closures, employer participation within the respective plans and reductions in headcount. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412 of the Internal Revenue Code. Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans and recognized expense of $45 million, $48 million and $47 million in fiscal 2026, 2025 and 2024, respectively. In fiscal 2027, we expect to contribute approximately $49 million to multiemployer plans, subject to the outcome of collective bargaining and capital market conditions. If we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to record a withdrawal liability obligation and make withdrawal liability payments to the fund. We expect required cash payments to fund multiemployer pension plans from which we have withdrawn to be insignificant in any one fiscal year, which would exclude any payments that may be agreed to on a lump sum basis to satisfy existing withdrawal liabilities. Any future withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Share Repurchases

On September 3, 2026, our Board of Directors authorized a new repurchase program for up to $200 million of our common stock (the “2026 Repurchase Program”). Upon approval of the 2026 Repurchase Program, our Board of Directors terminated the repurchase program authorized in September 2022, which provided for the repurchase of up to $200 million of our common stock (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, we repurchased 1,245,357 shares of our common stock at an average price of $40.15 per share, for a total cost of $50 million in fiscal 2026. As of August 1, 2026, we had $88 million remaining authorized under the 2022 Repurchase Program.

We will manage the timing of any repurchases in response to market conditions and other relevant factors, including any limitations on our ability to make repurchases under the terms of our ABL Credit Facility, Term Loan Facility and Senior Notes. We may implement the 2026 Repurchase Program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Exchange Act.

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

Inventories

Inventories are predominantly valued at the lower of cost or market. Substantially all of our inventories consist of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on physical counts in our distribution centers and stores. The majority of our inventory is valued under the LIFO method, which allows for matching of costs and revenues, as the current acquisition cost is used to value cost of goods sold as inventory is sold. In an inflationary environment, this typically results in higher cost of goods sold and lower inventory carrying values. During fiscal 2026, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2026 purchases, the effect of which decreased Cost of sales by approximately $37 million in fiscal 2026. If the first-in, first-out (“FIFO”) method had been used, Inventories, net, would have been higher by approximately $368 million at August 1, 2026. As of August 1, 2026, approximately $1.7 billion or 81% of inventory was valued under the LIFO method, before the application of any LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued under the first-in, first-out and weighted average cost methods and primarily included meat, dairy and deli products. When holding inventory levels and mix constant, as of August 1, 2026, we estimate a 50-basis point increase in the inflation rate on our ending LIFO-based inventory would result in a $5 million increase in the LIFO charge on an annualized basis.

Vendor funds

We receive funds from many of the vendors whose products we buy for resale. These vendor funds are generally provided to increase the purchasing and sell-through of the related products. We receive vendor funds for a variety of merchandising activities: placement of the vendors’ products in our advertising; display of the vendors’ products in prominent locations in our stores; support for the introduction of new products into our stores and distribution centers; exclusivity rights in certain categories; and compensation for temporary price reductions offered on products held for sale. We also receive vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of our vendor funds contracts have terms of two years or less.

We recognize vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales and represent approximately 3% of total Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions to the value of on-hand inventory.

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

Benefit plans

We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plan and supplemental executive retirement plans are closed to new participants and service crediting ended for all participants.

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

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. Each 25-basis point reduction in the discount rate would increase our projected pension benefit obligation by $29 million, as of August 1, 2026, and for fiscal 2026 would increase Net periodic benefit income by approximately $2 million.

Expected rate of return on plan assets

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets was 6.25% for fiscal 2026. The 10-year rolling average annualized return for the SUPERVALU INC. Retirement Plan is approximately 7.4% based on returns from 2017 to 2026. Each 25-basis point reduction in expected return on plan assets would decrease Net periodic benefit income for fiscal 2026 by approximately $4 million.

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

The American Rescue Plan Act (“ARPA”) established the Special Financial Assistance (“SFA”) Program for financially troubled multiemployer pension plans. Under ARPA, eligible multiemployer pension plans can apply to receive a cash payment intended to keep the plans solvent and able to pay pension benefits through the plan year ending 2051. As of the end of fiscal 2026, three plans to which we contribute have received SFA. Although these liabilities are not a direct obligation or liability of ours, addressing these uncertainties requires judgment in the timing of expense recognition when we determine our commitment is probable and estimable.

Refer to Note 13—Benefit Plans in Part II, Item 8 of this Annual Report for more information relating to our participation in these multiemployer pension plans and to the actuarial assumptions used in determining pension and other postretirement liabilities and expenses.

Self-insurance liabilities

We are primarily self-insured for workers’ compensation, general and automobile liability insurance. It is our policy to record the self-insured portions of our workers’ compensation, general and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our Consolidated Financial Statements. Accruals for workers’ compensation, general and automobile liabilities totaled $106 million and $100 million as of August 1, 2026 and August 2, 2025, respectively.

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

Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the loss to be recorded. Estimates of future cash flows and expected sales prices are judgments based on our experience and knowledge of operations. These estimates project cash flows several years into the future and include assumptions on variables such as changes in supply contracts, macroeconomic impacts and market competition.

Operating and finance lease impairments are determined based on the present value of estimated subtenant rentals that could be reasonably obtained for the property. The calculation of lease impairment charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on our experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions.

As part of our quarterly procedures and annual impairment assessment, we recognized $30 million in non-cash asset impairment charges in fiscal 2026 related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities.

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

Changes in interest rates could also affect the interest rates we pay on future borrowings under our ABL Credit Facility and Term Loan Facility, which rates are typically related to SOFR. As of August 1, 2026, we estimate that a 100-basis point increase in the interest rates related to our variable rate borrowings would increase our annualized interest expense by approximately $4 million, net of the floating interest rate receivable on our interest rate swaps. Changes in interest rates related to our fixed rate debt instruments would not have an impact upon future results of operations or cash flows while outstanding; however, if additional debt issuances at higher interest rates are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.

As of August 1, 2026, a 100-basis point increase in forward SOFR interest rates would increase the fair value of the interest rate swaps by approximately $10 million; while a 100-basis point decrease in forward SOFR interest rates would decrease the fair value of the interest rate swaps by approximately $10 million. Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates using interest rates as of August 1, 2026, excluding any original issue and purchase accounting discounts and deferred financing costs. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by maturity.

	August 1, 2026		Expected Fiscal Year of Maturity
	Fair Value	Total	2027	2028	2029	2030	2031	Thereafter
	(in millions, except interest rates)
Long-term Debt:
Variable rate—principal payments	$1,237	$1,233	$4	$4	$4	$4	$1,217	$—
Weighted average interest rate(1)		5.8%	7.7%	7.7%	7.7%	7.7%	5.8%	—%
Fixed rate—principal payments	$350	$350	$—	$—	$350	$—	$—	$—
Weighted average interest rate		6.8%	—%	—%	6.8%	—%	—%	—%
Interest Rate Swaps(2):
Notional amounts hedged under pay fixed, receive variable swaps	$—	$850	$450	$200	$100	$100	$—	$—
Weighted average pay rate		3.8%	3.7%	4.1%	3.3%	4.0%	—%	—%
Weighted average receive rate		3.9%	3.8%	4.0%	4.0%	4.0%	—%	—%
(1)Excludes the effect of interest rate swaps effectively converting certain of our variable rate obligations to fixed rate obligations.
(2)Refer to Note 8—Derivatives in Part II, Item 8 of this Annual Report for further information on interest rate swap contracts.

Investment Risk

The SUPERVALU INC. Retirement Plan holds investments in fixed income securities, domestic equity securities, private equity securities, international equity securities and real estate securities, which is described further in Note 13—Benefit Plans in Part II, Item 8 of this Annual Report. Changes in SUPERVALU INC. Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU INC. Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. Given the relationships between discount rates that impact the valuation of fixed income plan assets and the impact of discount rates in measuring plan obligations, the SUPERVALU INC. Retirement Plan is subject to less volatility in the net plan assets as a result of its prior investment de-risking compared to the plan assets before the investments were de-risked. As of August 1, 2026, a 10% unfavorable change in the total value of investments held by the SUPERVALU INC. Retirement Plan (entirely within the return-seeking portion of the plan assets) would not have had an impact on our minimum contributions required under ERISA for fiscal 2026, but would have resulted in an unfavorable change in net periodic pension income for fiscal 2027 of $2 million and would have reduced Stockholders’ equity by $141 million on a pre-tax basis as of August 1, 2026.

Fuel Price and Foreign Exchange Risk

To reduce diesel price risk, we have entered into derivative financial instruments and/or forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices primarily related to inbound transportation. To reduce foreign exchange risk, we have entered into derivative financial instruments for a portion of our projected monthly foreign currency requirements at fixed prices. The fair values of fuel derivative and foreign exchange agreements are measured using Level 2 inputs. As of August 1, 2026, the fair value and expected exposure risk based on aggregate notional values are insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
United Natural Foods, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the Company) as of August 1, 2026 and August 2, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended August 1, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 1, 2026 and August 2, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 1, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over inventory quantities

As discussed in Note 1 to the consolidated financial statements, the Company held $1,946 million of inventory, net as of August 1, 2026, the majority of which was located across 46 distribution centers and warehouses. The Company’s processes to track and determine consolidated inventory rely on various perpetual inventory systems which involve the interaction of information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventory located at distribution centers and warehouses as a critical audit matter. Evaluating the sufficiency of audit evidence over the related quantities of inventory required challenging auditor judgment to determine the nature and extent of procedures to be performed, including determining the number of locations visited and the need to involve IT professionals with specialized skills and knowledge due to the interaction of IT systems that track physical inventory quantities by location.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over quantities of inventory located at distribution centers and warehouses by evaluating:
•The homogeneity of the locations
•The historical inventory locations we have visited and results of prior physical counts
•The Company’s inventory cycle count program, including compliance with the cycle count program requirements, the monitoring of the cycle counts, and the related results.
We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process, including controls over the Company’s determination of the quantities of inventory located at distribution centers and warehouses. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls, as well as certain controls related to access to programs and data, program changes, and computer operations that support the Company's perpetual inventory systems. We tested the existence and completeness of inventory by counting inventory quantities located at distribution centers and warehouses on a sample basis through location visits during the year to evaluate the Company's perpetual inventory records. We evaluated the sufficiency of audit evidence obtained over quantities of inventory located at distribution centers and warehouses by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.
Minneapolis, Minnesota
September 11, 2026

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for par values)

	August 1, 2026	August 2, 2025
ASSETS
Cash and cash equivalents	$37	$44
Accounts receivable, net	921	1,093
Inventories, net	1,946	2,095
Prepaid expenses and other current assets	234	191
Total current assets	3,138	3,423
Property and equipment, net	1,716	1,749
Operating lease assets	1,334	1,474
Goodwill	19	19
Intangible assets, net	509	576
Deferred income taxes	158	162
Other long-term assets	235	192
Total assets	$7,109	$7,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,771	$1,875
Accrued expenses and other current liabilities	305	319
Accrued compensation and benefits	214	227
Current portion of operating lease liabilities	143	173
Current portion of long-term debt and finance lease liabilities	5	8
Total current liabilities	2,438	2,602
Long-term debt	1,561	1,859
Long-term operating lease liabilities	1,316	1,400
Long-term finance lease liabilities	10	11
Pension and other postretirement benefit obligations	13	14
Other long-term liabilities	149	155
Total liabilities	5,487	6,041
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5.0 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100.0 shares; 64.0 shares issued and 60.3 shares outstanding at August 1, 2026; 63.1 shares issued and 60.6 shares outstanding at August 2, 2025	1	1
Additional paid-in capital	690	658
Treasury stock at cost	(136)	(86)
Accumulated other comprehensive loss	(38)	(42)
Retained earnings	1,104	1,020
Total United Natural Foods, Inc. stockholders’ equity	1,621	1,551
Noncontrolling interests	1	3
Total stockholders’ equity	1,622	1,554
Total liabilities and stockholders’ equity	$7,109	$7,595

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended
	August 1, 2026 (52 weeks)	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)
Net sales	$31,152	$31,784	$30,980
Cost of sales	26,956	27,562	26,779
Gross profit	4,196	4,222	4,201
Operating expenses	3,906	4,117	4,100
Restructuring, acquisition and integration related expenses	52	94	36
Loss (gain) on sale of assets and other asset charges	27	42	57
Operating income (loss)	211	(31)	8
Net periodic benefit income, excluding service cost	(23)	(20)	(15)
Interest expense, net	126	146	162
Other expense (income), net	6	(3)	(2)
Income (loss) before income taxes	102	(154)	(137)
Provision (benefit) for income taxes	18	(39)	(27)
Net income (loss) including noncontrolling interests	84	(115)	(110)
Less net income attributable to noncontrolling interests	—	(3)	(2)
Net income (loss) attributable to United Natural Foods, Inc.	$84	$(118)	$(112)

Basic earnings (loss) per share	$1.39	$(1.95)	$(1.89)
Diluted earnings (loss) per share	$1.34	$(1.95)	$(1.89)

Weighted average shares outstanding:
Basic	60.7	60.2	59.3
Diluted	62.8	60.2	59.3

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	August 1, 2026 (52 weeks)	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)
Net income (loss) including noncontrolling interests	$84	$(115)	$(110)
Other comprehensive income (loss):
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(2)	6	(1)
Recognition of interest rate swap cash flow hedges, net of tax(2)	4	(2)	(15)
Foreign currency translation adjustments	(1)	1	(3)
Recognition of other cash flow derivatives, net of tax(3)	3	—	—
Total other comprehensive income (loss)	4	5	(19)
Less comprehensive income attributable to noncontrolling interests	—	(3)	(2)
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$88	$(113)	$(131)
(1)Amounts are net of tax (benefit) expense of $(1) million, $2 million and $0 million, respectively.
(2)Amounts are net of tax expense (benefit) of $1 million, $(1) million and $(5) million, respectively.
(3)Amounts are net of tax expense of $1 million, $0 million, and $0 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances at July 29, 2023	61.0	$1	2.5	$(86)	$606	$(28)	$1,250	$1,743	$1	$1,744
Restricted stock vestings	1.0	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	—	—	39	—	—	39	—	39
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	1	(2)
Net (loss) income	—	—	—	—	—	—	(112)	(112)	2	(110)
Balances at August 3, 2024	62.0	$1	2.5	$(86)	$635	$(47)	$1,138	$1,641	$—	$1,641
Restricted stock vestings	1.1	—	—	—	(10)	—	—	(10)	—	(10)
Share-based compensation	—	—	—	—	37	—	—	37	—	37
Other comprehensive income	—	—	—	—	—	5	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	(4)	—	—	(4)	4	—
Net (loss) income	—	—	—	—	—	—	(118)	(118)	3	(115)
Balances at August 2, 2025	63.1	$1	2.5	$(86)	$658	$(42)	$1,020	$1,551	$3	$1,554
Restricted stock vestings	0.9	—	—	—	(15)	—	—	(15)	—	(15)
Share-based compensation	—	—	—	—	47	—	—	47	—	47
Repurchases of common stock	—	—	1.2	(50)	—	—	—	(50)	—	(50)
Other comprehensive income	—	—	—	—	—	4	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	84	84	—	84
Balances at August 1, 2026	64.0	$1	3.7	$(136)	$690	$(38)	$1,104	$1,621	$1	$1,622
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in millions)	August 1, 2026 (52 weeks)	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$84	$(115)	$(110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	303	321	319
Share-based compensation	61	43	39
Loss (gain) on sale of assets	(12)	(4)	(7)
Long-lived asset impairment charges	30	25	43
Net pension and other postretirement benefit income	(23)	(20)	(15)
Deferred income tax expense (benefit)	27	(56)	(49)
LIFO charge (benefit)	19	(2)	7
Provision for losses on receivables	34	3	3
Loss on debt extinguishment	2	4	—
Non-cash interest expense and other adjustments	5	5	18
Changes in operating assets and liabilities:
Accounts and notes receivable	131	(142)	(68)
Inventories	130	87	104
Prepaid expenses and other assets	115	276	(157)
Accounts payable	(119)	200	(81)
Accrued expenses and other liabilities	(247)	(155)	207
Net cash provided by operating activities	540	470	253
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(217)	(231)	(345)
Proceeds from dispositions of assets	56	30	25
Payments for investments	(14)	(18)	(23)
Other investing	6	1	1
Net cash used in investing activities	(169)	(218)	(342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	3,524	3,528	2,571
Proceeds from issuance of other loans	3	13	15
Repayments of borrowings under revolving credit line	(3,660)	(3,642)	(2,270)
Repayments of long-term debt and finance leases	(167)	(124)	(191)
Repurchases of common stock	(50)	—	—
Payments of employee restricted stock tax withholdings	(15)	(10)	(7)
Payments for debt issuance costs	(8)	(1)	(18)
Distributions to noncontrolling interests	(2)	(4)	(4)
Repayments of other loans	(2)	(8)	(2)
Other financing	—	—	(2)
Net cash (used in) provided by financing activities	(377)	(248)	92
EFFECT OF EXCHANGE RATE ON CASH	(1)	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7)	4	3
Cash and cash equivalents, at beginning of period	44	40	37
Cash and cash equivalents, at end of period	$37	$44	$40
Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$147	$159
Additions of property and equipment included in Accounts payable	$24	$7	$21
See accompanying Notes to Consolidated Financial Statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company,” “we,” “us,” “UNFI,” or “our”) is a leading grocery wholesaler and support services provider to retailers in the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to fiscal 2026, fiscal 2025 and fiscal 2024, or 2026, 2025 and 2024, as presented in tabular disclosure, relate to the 52-week, 52-week and 53-week fiscal periods ended August 1, 2026, August 2, 2025 and August 3, 2024, respectively. Fiscal 2024 contained 53 weeks with the fourth quarter of fiscal 2024 containing 14 weeks.

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

Cybersecurity Incident

As previously disclosed, in June 2025, the Company experienced a cybersecurity incident. During fiscal 2026, the Company recognized $24 million of incremental costs and charges related to the cybersecurity incident, of which $20 million is included in Gross profit and $4 million is included in Operating expenses in the Consolidated Statements of Operations. During fiscal 2025, the Company recognized $26 million of costs and charges related to the cybersecurity incident, of which $15 million is included in Gross profit and $11 million is included in Operating expenses in the Consolidated Statements of Operations.

The Company maintains insurance coverage to limit its exposure to losses such as those related to the cybersecurity incident. The Company has submitted claims to its insurers for reimbursement of costs, expenses, and losses stemming from the June 2025 cybersecurity incident. The Company received insurance proceeds of $50 million during fiscal 2026 related to this cybersecurity incident, which were recognized as a reduction to Operating expenses in the Consolidated Statements of Operations. The timing of recognizing insurance recoveries has differed from the timing of recognizing the associated costs and expenses and when associated losses were incurred.

Net Sales

Our Net sales consist primarily of product sales of natural, organic, specialty and conventional food and non-food products, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. Vendor incentives do not reduce sales in circumstances where the vendor tenders the incentive to the customer, when the incentive is not a direct reimbursement from a vendor, when the incentive is not influenced by or negotiated in conjunction with any other incentive arrangements and when the incentive is not subject to an agency relationship with the vendor, whether expressed or implied.

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

The Company receives allowances and credits from vendors for buying activities, such as volume incentives, promotional allowances directed by the Company to customers, cash discounts and new product introductions (collectively referred to as “vendor funds”). The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold, unless it has been determined that a discrete identifiable benefit has been provided to the vendor, in which case the related amounts are recognized within Net sales. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as a reduction to the cost of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the target is not probable, the payment or rebate is recognized only when and if the target is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized over the life of the contracts. The majority of the vendor funds contracts have terms of two years or less.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are recorded in Cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in Operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $1,619 million, $1,686 million and $1,674 million for fiscal 2026, 2025 and 2024, respectively.

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

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses reflect expenses resulting from restructuring activities, including severance costs, facility closure costs, contract exit-related costs, share-based compensation acceleration charges and acquisition and integration related expenses, when applicable. Integration related expenses, when incurred, can include certain professional consulting expenses and incremental expenses related to combining facilities required to optimize our distribution network as a result of acquisitions.

Loss (Gain) on Sale of Assets and Other Asset Charges

Loss (gain) on sale of assets and other asset charges primarily includes (gains) losses on sales of assets, losses on sales of financial assets, and asset impairments. In fiscal 2026, the Company recorded non-cash asset impairment charges related to decisions to close certain retail store locations and discontinue operations at certain distribution centers, warehouses or offsite storage facilities. Additionally, in fiscal 2026, the Company recorded a gain on the sale of a surplus distribution center. In fiscal 2025, the Company recorded an impairment charge related to its Allentown, Pennsylvania, distribution center. In fiscal 2024, the Company recorded impairment charges related to one of its corporate-owned office locations, certain leased and owned distribution centers and certain retail store locations. Refer to Note 5—Property and Equipment, Net and Note 11—Leases for additional information on impairment charges and gains on sales of long-lived assets and Note 3—Revenue Recognition for additional information on losses on sales of financial assets.

Interest Expense, Net

Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, loss on debt extinguishment, interest expense on finance lease obligations, amortization of financing costs and discounts, and interest income.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of August 1, 2026 and August 2, 2025, the Company had net book overdrafts of $228 million and $267 million, respectively.

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

During fiscal 2026, 2025 and 2024, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2026, 2025 and 2024 purchases, the effect of which decreased Cost of sales by approximately $37 million in fiscal 2026, $28 million in fiscal 2025 and $15 million in fiscal 2024. As of August 1, 2026 and August 2, 2025, approximately $1.7 billion and $1.8 billion, respectively, of inventory was valued under the LIFO method, before the application of a LIFO reserve, and primarily included grocery, frozen food and general merchandise products, with the remaining inventory valued using the first-in, first-out (“FIFO”) and weighted average cost methods and primarily included meat, dairy and deli products. The LIFO reserve was $368 million and $349 million as of August 1, 2026 and August 2, 2025, respectively, which is recorded within Inventories, net on the Consolidated Balance Sheets.

Property and Equipment, Net and Amortizing Intangible Assets

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is based on the estimated useful lives of the assets using the straight-line method. Property and equipment under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the related lease or the estimated useful lives of the assets. Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives if certain criteria are met. Refer to Note 5—Property and Equipment, Net for additional information.

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

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. The capitalized implementation costs associated with these cloud computing arrangements are included in Prepaid expenses and other current assets and Other long-term assets within the Consolidated Balance Sheets, and the related cash flows are included within operating activities in the Consolidated Statements of Cash Flows. Once a cloud computing arrangement is ready for its intended use, the capitalized implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised, and expensed in the same line item in the Consolidated Statements of Operations as the associated hosting fees. The net book value of these capitalized implementation costs was $76 million and $52 million as of August 1, 2026 and August 2, 2025, respectively. Amortization expense was $10 million, $8 million and $4 million for fiscal 2026, 2025 and 2024, respectively.

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

Indefinite-lived intangible assets include the Tony’s Fine Foods tradename. Indefinite-lived intangible assets are reviewed for impairment at least annually as of the first day of the fourth fiscal quarter and more frequently if events occur or circumstances change that would indicate that the value of the asset may be impaired. When a quantitative assessment is required, the Company estimates the fair value for intangible assets utilizing the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 6—Goodwill and Intangible Assets, Net for additional information regarding the Company’s intangible assets impairment reviews and other information.

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

Share-Based Compensation

Share-based compensation consists of time-based restricted share units and performance-based restricted share units. Share-based compensation expense is measured by the fair value of the award on the date of grant. The Company recognizes Share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. Forfeitures are recognized as reductions to Share-based compensation when they occur. The grant date closing price per share of the Company’s stock is used to determine the fair value of restricted share units. The Company classifies certain restricted share unit awards that can or will be settled in cash as liability awards. The fair value of liability-classified awards is remeasured at the end of each reporting period and adjustments resulting from remeasurement are recognized in earnings over the requisite service period. The Company’s executive officers and members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes Share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Share-based compensation expense is recognized within Operating expenses for ongoing employees and in certain instances is recorded within Restructuring, acquisition and integration related expenses when an employee is notified of termination and their awards become accelerated. Refer to Note 12—Share-Based Awards for additional information.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted share units and performance-based share awards, if applicable, are considered common stock equivalents, using the treasury stock method.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as Treasury stock, which is a reduction to Stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

On September 3, 2026, the Company’s Board of Directors authorized a new repurchase program for up to $200 million of the Company’s common stock (the “2026 Repurchase Program”). Upon approval of the 2026 Repurchase Program, the Company’s Board of Directors terminated the repurchase program authorized in September 2022, which provided for the repurchase of up to $200 million of the Company’s common stock (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company repurchased 1,245,357 shares of its common stock at an average price of $40.15 per share, for a total cost of $50 million in fiscal 2026. The Company did not repurchase any shares of its common stock in fiscal 2025 or 2024. As of August 1, 2026, the Company had $88 million remaining authorized under the 2022 Repurchase Program. Refer to Note 9—Long-Term Debt for information on the Company’s credit facilities’ limitations on its ability to repurchase shares of common stock above certain levels unless certain conditions and financial tests are met.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in Stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. The Company’s comprehensive income (loss) is calculated as Net income (loss) including noncontrolling interests, plus or minus adjustments for foreign currency translation related to the translation of UNFI Canada, Inc. (“UNFI Canada”) from the functional currency of Canadian dollars to U.S. dollar reporting currency, changes in the fair value of cash flow hedges, net of tax, and changes in defined pension and other postretirement benefit plan obligations, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of Other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to foreign currency translation adjustments, and unrealized gains or losses on cash flow hedges, net of tax and changes in defined pension and other postretirement benefit plan obligations, net of tax.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to manage its exposure to changes in interest rates, fuel costs, and with the operation of UNFI Canada, foreign currency exchange rates. All derivatives are recognized on the Company’s Consolidated Balance Sheets at fair value based on quoted market prices or estimates, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair value of derivatives are recorded in comprehensive income (loss) or net earnings, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified to earnings in the period the hedged item affects earnings. If the hedged relationship ceases to exist, any associated amounts reported in Accumulated other comprehensive loss are reclassified to earnings at that time. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Self-Insurance Liabilities

The Company is primarily self-insured for workers’ compensation, general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation, general and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported, discounted at a risk-free interest rate. The present value of such claims was calculated using a discount rate of 4.0% and 3.8% as of August 1, 2026 and August 2, 2025, respectively.

Changes in the Company’s self-insurance liabilities consisted of the following:

(in millions)	2026	2025	2024
Beginning balance	$100	$89	$97
Expense	58	66	57
Claim payments	(58)	(65)	(56)
Reclassifications	6	10	(9)
Ending balance	$106	$100	$89
The current portion of the self-insurance liability was $38 million and $31 million as of August 1, 2026 and August 2, 2025, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The long-term portions were $68 million and $69 million as of August 1, 2026 and August 2, 2025, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets. The self-insurance liabilities as of the end of the fiscal year are net of discounts of $10 million and $9 million as of August 1, 2026 and August 2, 2025, respectively. Amounts due from insurance companies were $21 million and $25 million as of August 1, 2026 and August 2, 2025, respectively, and are recorded in Prepaid expenses and other current assets and Other long-term assets.

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

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disclosure on an annual basis of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. In addition, the amendments require disclosures of disaggregated pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company adopted this standard in the fourth quarter of fiscal 2026 on a retrospective basis, which resulted in additional disclosures in the notes to the consolidated financial statements. Refer to Note 14—Income Taxes for additional information.

Recently Issued Accounting Pronouncements

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

Through June 2026, the Company entered into distribution agreements with manufacturers to provide wholesale supplies to the Defense Commissary Agency (“DeCA”) and other government agency locations. Under these arrangements, DeCA contracted with manufacturers to obtain grocery products for the commissary system and the Company was authorized by manufacturers to distribute products to the commissaries. The Company supplied product from its inventory, delivered it to the DeCA designated location and billed the manufacturer for the product price plus a drayage fee, after which the manufacturer billed DeCA under the terms of its master contract. For these arrangements, the Company determined that it controlled the goods before transfer to the customer, and as such acted as the principal in the transaction. Accordingly, revenue was recognized on a gross basis when control of the product passed to the DeCA designated location. The Company no longer enters into these arrangements.

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

Sales to one customer in the Natural segment, which includes customers under common control, accounted for approximately 28%, 25% and 23% of the Company’s net sales for fiscal 2026, 2025 and 2024, respectively. There were no other customers that individually generated 10% or more of the Company’s net sales during those periods.

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

Accounts and Notes Receivable Balances

Accounts and notes receivable are as follows:

(in millions)	August 1, 2026	August 2, 2025
Customer accounts receivable	$889	$1,062
Allowance for uncollectible receivables	(38)	(37)
Other receivables, net	70	68
Accounts receivable, net	$921	$1,093

Notes receivable, net, included within Prepaid expenses and other current assets	$2	$2
Long-term notes receivable, net, included within Other long-term assets	$13	$7

The allowance for uncollectible receivables, and estimated variable consideration allowed for as sales concessions consists of the following:

(in millions)	2026	2025	2024
Balance at beginning of year	$37	$21	$17
Provision for losses in Operating expenses	18	14	9
Reductions (increases) to Net sales	11	14	(2)
Write-offs charged against the allowance	(28)	(12)	(3)
Balance at end of year	$38	$37	$21

In fiscal 2023, the Company entered into an agreement to sell, on a revolving basis, certain customer accounts receivable to a third-party financial institution. After these sales, the Company does not retain any interest in the receivables. The Company’s continuing involvement in transferred receivables is limited to servicing the receivables. As of the end of fiscal 2026, the agreement allows for the Company to sell up to a maximum amount of $500 million of accounts receivable. Accounts receivable that the Company is servicing on behalf of the financial institution, which would have otherwise been outstanding as of August 1, 2026 and August 2, 2025, was approximately $385 million and $380 million, respectively. Net proceeds received are included within cash from operating activities in the Consolidated Statements of Cash Flows in the period of sale. The loss on sale of receivables was $17 million and $19 million for fiscal 2026 and fiscal 2025, respectively, and is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

NOTE 4—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES
The Company’s restructuring initiatives include optimization of its distribution center network, cost structure and retail footprint. The Company is unable to estimate the total amount of costs expected to be incurred in connection with the restructuring activities given their nature, including the consideration of multiple scenarios for the disposal of non-operating real estate. The Company did not incur any acquisition or integration related expenses in any of the periods presented. Restructuring expenses were as follows:

(in millions)	2026	2025	2024
Severance and other labor-related costs	24	30	30
Closed property charges and costs, net	28	11	6
Contract termination charges and costs	$—	$53	$—
Total Restructuring, acquisition and integration related expenses	$52	$94	$36

Severance and Other Labor-Related Costs

Restructuring costs for fiscal 2026 primarily include costs associated with certain employee severance and other employee separation costs related to the Company’s strategic initiatives focused on optimizing our cost structure and better aligning corporate resources, strategic retail store closures and distribution network optimization and adjustments to previously recorded multiemployer pension plan withdrawal liabilities. Restructuring costs for fiscal 2025 primarily include costs associated with certain employee severance and other employee separation costs related to the Company’s strategic initiatives focused on optimizing our cost structure and better aligning corporate resources, and strategic retail store closures, as well as outsourcing certain corporate functions under restructuring initiatives. Restructuring costs for fiscal 2024 primarily include costs associated with certain employee severance and other employee separation costs related to related to the Company’s strategic initiatives focused on optimizing our cost structure and better aligning corporate resources.

Closed Property Charges and Costs

Closed property charges for fiscal 2026, 2025 and 2024 primarily relate to non-operating distribution centers as the Company optimizes its distribution center network, and non-operating retail stores.

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

Restructuring Liabilities Changes

The following table provides the activity of restructuring liabilities for fiscal 2026 and fiscal 2025, which are included in Accrued expenses and other current liabilities and Accrued compensation and benefits in the Consolidated Balance Sheets:

(in millions)	Severance and other employee separation costs	Contract termination charges and costs
Balances at August 3, 2024	$16	$—
Restructuring-related charges	20	—
Contract termination charges	—	53
Cash settlements	(26)	(18)
Balances at August 2, 2025	10	35
Restructuring-related charges	11	—
Cash settlements	(13)	(35)
Balances at August 1, 2026	$8	$—

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in millions)	Original Estimated Useful Lives	2026	2025
Land		$101	$113
Buildings and improvements	10 - 40 years	992	1,003
Leasehold improvements	10 - 20 years	315	304
Equipment	3 - 25 years	1,741	1,663
Motor vehicles	5 - 8 years	44	48
Finance lease assets	5 - 14 years	19	38
Construction in progress		168	200
Property and equipment		3,380	3,369
Less accumulated depreciation and amortization		1,664	1,620
Property and equipment, net		$1,716	$1,749

The Company capitalized $6 million, $9 million and $11 million of interest during fiscal 2026, 2025 and 2024, respectively.

Depreciation and amortization expense on property and equipment was $237 million, $250 million and $247 million for fiscal 2026, 2025 and 2024, respectively.

In the fourth quarter of fiscal 2026, the Company sold long-lived assets related to a surplus distribution center, which were previously classified as held for sale within Prepaid expenses and other current assets in the Consolidated Balance Sheets. In connection with the sale, the Company recorded an $18 million gain on sale within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. In the second quarter of fiscal 2026, the Company sold long-lived assets previously held for sale related to another surplus distribution center for an amount that approximated its net book value at the time of the sale.

Subsequent to the fourth quarter of fiscal 2026, the Company entered into an agreement to sell a distribution center with a carrying value of $26 million, which was classified as Property and equipment, net in the Consolidated Balance Sheets as of August 1, 2026. The Company expects the sale to close in fiscal 2027 for an amount that exceeds the carrying value of the of the assets.

Asset Impairment Charges

During the third quarter of fiscal 2026, the Company recorded a $14 million non-cash asset impairment charge related to the decision to close a leased retail store location, of which $4 million related to property and equipment. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. Refer to Note 11—Leases for additional information.

In fiscal 2025, as a result of the expected loss in volume related to the termination of the Company’s supply agreement with a customer in the East region, the Company determined that it was more likely than not that it would discontinue operations at the Allentown, Pennsylvania, distribution center. As a result, the Company conducted an impairment review and recorded a $24 million non-cash asset impairment charge during the third quarter of fiscal 2025, of which $11 million related to property and equipment. The fair value utilized in the Company’s impairment analysis was determined based on the income approach, and the impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. Refer to Note 11—Leases for additional information.

In fiscal 2024, the Company determined that it was more likely than not that it would dispose of one of its corporate-owned office locations before the end of its previously estimated useful life. As a result, the Company conducted an impairment review and recorded a $21 million non-cash asset impairment charge in fiscal 2024. The fair value utilized in the Company’s impairment review was determined based on the market approach, and the impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2024, the Company sold certain long-lived assets related to this corporate-owned office location for an amount that approximated its net book value at the time of the sale. In the third quarter of fiscal 2026, the remaining assets previously held for sale were sold for an amount that approximated their net book value at the time of the sale.

During the fourth quarter of fiscal 2024, the Company recorded a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations, of which $6 million related to property and equipment. During the third quarter of fiscal 2024, the Company recorded a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations, of which $4 million related to property and equipment. The impairment charges are recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations. Refer to Note 11—Leases for additional information.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET

The Company has four goodwill reporting units: Natural, Conventional and Retail, which are each separate operating and reportable segments; and Woodstock Farms, which does not meet the criteria of an operating segment and is reported within the Natural segment.

In the fourth quarter of fiscal 2026, 2025 and 2024 the Company performed its annual goodwill impairment review and determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying values. No goodwill impairments were identified as a result of this annual test.

Goodwill and Intangible Assets Changes

The Company’s Goodwill balance as of August 1, 2026 and August 2, 2025 was $19 million, net of accumulated goodwill impairment charges of $727 million, and was only attributable to the Natural reporting unit. There were no goodwill impairment charges during fiscal 2026, 2025 or 2024. Changes in the carrying value of Goodwill for fiscal 2026 and fiscal 2025 were immaterial and due to changes in foreign exchange rates.

Identifiable intangible assets, net consisted of the following:

	2026			2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007	$530	$477	$1,007	$472	$535
Pharmacy prescription files	33	33	—	33	32	1
Operating lease intangibles	3	3	—	3	3	—
Trademarks and tradenames	84	77	7	85	70	15
Total amortizing intangible assets	1,127	643	484	1,128	577	551
Indefinite lived intangible assets:
Trademarks and tradenames	25	—	25	25	—	25
Intangibles assets, net	$1,152	$643	$509	$1,153	$577	$576

The Company performed annual reviews of its indefinite lived trademarks and tradenames in fiscal 2026, 2025 and 2024, and determined that it was more likely than not that the fair value exceeded its carrying value. Based on the results, no impairments were identified.

Amortization expense was $66 million, $71 million and $72 million for fiscal 2026, 2025 and 2024, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on amortizing intangible assets existing as of August 1, 2026 is as shown below:

Fiscal Year:	(in millions)
2027	$63
2028	61
2029	51
2030	44
2031	43
Thereafter	222
$484

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following tables provide the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at August 1, 2026
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Fuel derivatives designated as hedging instruments	Accounts receivable, net	$—	$1	$—
Fuel derivatives designated as hedging instruments	Prepaid expenses and other current assets	$—	$4	$—
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—
Interest rate swaps designated as hedging instruments	Other long-term assets	$—	$1	$—

		Fair Value at August 2, 2025
(in millions)	Consolidated Balance Sheets Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$3	$—

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

	August 1, 2026		August 2, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$17	$13	$13	$8
Long-term debt, including current portion	$1,563	$1,587	$1,862	$1,882

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

Details of active swap contracts as of August 1, 2026, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
December 29, 2023	June 3, 2027	100	3.7525%	One-Month Term SOFR	Monthly
December 29, 2023	June 3, 2027	100	3.7770%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1175%	One-Month Term SOFR	Monthly
June 25, 2024	June 30, 2028	50	4.1300%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.5965%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	100	3.6000%	One-Month Term SOFR	Monthly
October 31, 2024	October 30, 2026	50	3.6000%	One-Month Term SOFR	Monthly
December 22, 2025	December 29, 2028	100	3.3330%	One-Month Term SOFR	Monthly
July 31, 2026	October 31, 2029	$100	3.9915%	One-Month Term SOFR	Monthly
July 31, 2026	December 31, 2027	$100	4.0252%	One-Month Term SOFR	Monthly
		$850

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (loss) (outside of earnings) in the Consolidated Statements of Comprehensive Income (Loss) and subsequently reclassified to earnings in Interest expense, net in the Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pre-tax basis, are as follows:

	Interest Expense, net
(in millions)	2026	2025	2024
Total amounts of expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$126	$146	$162
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income (loss) into earnings	$1	$9	$19

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in millions)	Average Interest Rate at August 1, 2026	Fiscal Maturity Year	August 1, 2026	August 2, 2025
Term Loan Facility (1)	7.73%	2031	$370	$383
ABL Credit Facility (2)	4.98%	2031	863	999
Senior Notes (3)	6.75%	2029	350	500
Debt issuance costs, net			(15)	(13)
Original issue discount on debt			(5)	(7)
Long-term debt, including current portion			1,563	1,862
Less: current portion of long-term debt			(2)	(3)
Long-term debt			$1,561	$1,859
(1) Face value before debt issuance costs of $5 million and $4 million, respectively and an original issue discount on debt of $5 million and $7 million, respectively.
(2) Face value before debt issuance costs of $8 million and $5 million, respectively.
(3) Face value before debt issuance costs of $2 million and $4 million, respectively.

Future maturities of long-term debt, excluding debt issuance costs and original issue and purchase accounting discounts on debt, and contractual interest payments based on the face value and applicable interest rate as of August 1, 2026, consist of the following (in millions):

Fiscal Year	Long-term debt maturity	Interest on long-term debt
2027	$4	$96
2028	4	96
2029	354	84
2030	4	73
2031	1,217	48
	$1,583	$397

Term Loan Facility

The term loan agreement dated as of October 22, 2018 (as amended, the “Term Loan Agreement”) provides for a senior secured first lien term loan (the “Term Loan Facility”) in an initial principal amount of $500 million, which is scheduled to mature on May 1, 2031, with a springing maturity of 91 days prior to the maturity of the Senior Notes (defined below), in the event that at least $100 million in principal amount outstanding of such Senior Notes remains outstanding on such date. On June 18, 2026, the Company entered into an amendment (the “Fifth Term Loan Amendment”) to the Term Loan Agreement that, among other changes, repriced the Term Loan Facility, reducing the applicable margin over SOFR from 4.75% to 4.00%. The Company incurred an insignificant loss on debt extinguishment, which was recorded within Interest expense, net in the Consolidated Statements of Operations in the fourth quarter of fiscal 2026.

Under the Term Loan Agreement, the Company may, at its option, increase the amount of the Term Loan Facility or add one or more additional tranches of term loans or revolving credit commitments, without the consent of any lenders not participating in such additional borrowings, up to an aggregate amount of $702 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned subsidiaries, subject to customary exceptions and limitations. The Term Loan Facility is secured by (i) a first-priority lien on substantially all assets other than the ABL Assets (defined below) and (ii) a second-priority lien on substantially all of the ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property (other than distribution centers) with net book values of less than or equal to $10 million. As of August 1, 2026 and August 2, 2025, there was $589 million and $642 million, respectively, of owned real property pledged as collateral that was included in Property and equipment, net and Prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company must prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage of Excess Cash Flow (as defined in the Term Loan Agreement), minus certain types of voluntary prepayments of indebtedness made during such fiscal year. Based on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) at the end of fiscal 2026, no such prepayment will be required under the Term Loan Facility in fiscal 2027.

As of August 1, 2026, the borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate plus a margin of 3.00% or (ii) a SOFR rate plus a margin of 4.00%, provided that the SOFR rate shall never be less than 0.0%.

On December 8, 2025, the Company made a voluntary prepayment of $9 million on the Term Loan Facility funded with proceeds from the sale of the Bismarck, North Dakota, distribution center. In connection with this prepayment, the Company incurred an insignificant loss on debt extinguishment which was recorded within Interest expense, net in the Consolidated Statements of Operations in the second quarter of fiscal 2026.

ABL Credit Facility

On April 1, 2026, the Company entered into an amended and restated loan agreement (the “ABL Loan Agreement”), by and among the Company, SUPERVALU INC. (“Supervalu”), UNFI Wholesale, Inc., and UNFI Distribution Company, LLC (collectively, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Wells Fargo Bank, N.A. as administrative agent for the ABL Lenders, and the other parties thereto, which provides for a secured asset-based revolving credit facility (the “ABL Credit Facility”) with an aggregate principal amount available of up to $2,530 million, including Revolver Loans (as defined in the ABL Loan Agreement) of up to $2,400 million and a First In, Last Out (“FILO”) tranche of incremental ABL loans of $130 million (the “ABL FILO Loan”). The ABL Credit Facility is scheduled to mature on April 1, 2031. The ABL Credit Facility amended and restated the Company’s then-existing $2,730 million ABL credit facility dated as of June 3, 2022, as amended from time to time prior to April 1, 2026, including Revolver Loans of up to $2,600 million and a FILO tranche of incremental ABL loans of $130 million. Effective April 1, 2026, the Company used borrowings under the ABL Loan Agreement to repay all amounts outstanding under the then-existing $2,730 million ABL credit facility. The Company incurred an insignificant loss on debt extinguishment, which was recorded within Interest expense, net in the Consolidated Statements of Operations in the third quarter of fiscal 2026. Under the new ABL Loan Agreement, the Borrowers may, at their option, request an increase in the aggregate amount of the ABL Credit Facility in an amount of up to $750 million, subject to the satisfaction of certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.

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

	Range of Facility Rates and Fees (per annum)	August 1, 2026
Applicable margin for revolver base rate loans	0.125% - 0.375%	0.125%
Applicable margin for revolver SOFR and BA loans(1)	1.125% - 1.375%	1.125%
Applicable margin for FILO base rate loans	1.00% - 1.25%	1.00%
Applicable margin for FILO SOFR loans	2.00% - 2.25%	2.00%
Unutilized commitment fees	0.20%	0.20%
Letter of credit fees	1.25% - 1.50%	1.25%
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

The assets included in the Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis were as follows:

(in millions)	August 1, 2026	August 2, 2025
Certain inventory assets included in Inventories, net	$1,653	$1,830
Certain receivables included in Accounts receivable, net	630	780
Pharmacy prescription files included in Intangible assets, net	—	1
Total	$2,283	$2,611

As of August 1, 2026, the borrowing base was $2,293 million, reflecting the advance rates described above and $117 million of reserves, which is below the $2,530 million limit of availability. This resulted in total availability of $2,293 million for loans and letters of credit under the ABL Credit Facility. The Company’s unused credit under the ABL Credit Facility was as follows:

(in millions)	August 1, 2026
Total availability for ABL loans and letters of credit	$2,293
ABL loans outstanding	863
Letters of credit outstanding	199
Unused credit	$1,231

Senior Notes

On October 22, 2020, the Company issued $500 million of unsecured 6.750% senior notes due October 15, 2028 (the “Senior Notes”). The Senior Notes are guaranteed by most of the Company’s wholly owned subsidiaries, subject to customary exceptions and limitations.

On February 26, 2026 and July 29, 2026, the Company redeemed $115 million and $35 million, respectively, of aggregate principal amount of the Senior Notes. The redemptions were funded with incremental borrowings under the ABL Credit Facility. In connection with these redemptions, the Company incurred an insignificant loss on debt extinguishment related to unamortized debt issuance costs, which was recorded within Interest expense, net in the Consolidated Statements of Operations in fiscal 2026. Following the redemptions, $350 million aggregate principal amount of the Senior Notes remain outstanding.

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

The ABL Loan Agreement also subjects the Company to a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis, if the adjusted aggregate availability is ever less than the greater of (i) $204 million, or $194 million if no ABL FILO Loans are then outstanding at such time, and (ii) 10% of the borrowing base. The Term Loan Agreement and Senior Notes do not include any financial maintenance covenants.

NOTE 10—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component, net of tax, for fiscal 2026, 2025 and 2024 are as follows:

(in millions)	Other Cash Flow Derivatives	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 29, 2023	$—	$(21)	$(21)	$14	$(28)
Other comprehensive (loss) income before reclassifications	(2)	(3)	(3)	(1)	(9)
Amortization of amounts included in net periodic benefit income	—	2	—	—	2
Amortization of cash flow hedges	2	—	—	(14)	(12)
Net current period Other comprehensive (loss) income	—	(1)	(3)	(15)	(19)
Accumulated other comprehensive loss at August 3, 2024	$—	$(22)	$(24)	$(1)	$(47)
Other comprehensive (loss) income before reclassifications	(1)	5	1	4	9
Amortization of amounts included in net periodic benefit income	—	1	—	—	1
Amortization of cash flow hedges	1	—	—	(6)	(5)
Net current period Other comprehensive income (loss)	—	6	1	(2)	5
Accumulated other comprehensive loss at August 2, 2025	$—	$(16)	$(23)	$(3)	$(42)
Other comprehensive income (loss) before reclassifications	5	(1)	(1)	5	8
Amortization of amounts included in net periodic benefit income	—	(1)	—	—	(1)
Amortization of cash flow hedges	(2)	—	—	(1)	(3)
Net current period Other comprehensive income (loss)	3	(2)	(1)	4	4
Accumulated other comprehensive income (loss) at August 1, 2026	$3	$(18)	$(24)	$1	$(38)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

(in millions)	2026	2025	2024	Affected Line Item on the Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit (income) cost(1)	$(1)	$1	$2	Net periodic benefit income, excluding service cost
Income tax benefit	—	—	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$1	$2

Swap agreements:
Reclassification of cash flow hedge	$(1)	$(9)	$(19)	Interest expense, net
Income tax expense	—	3	5	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(1)	$(6)	$(14)

Other cash flow hedges:
Reclassification of cash flow hedge	$(3)	$2	$2	Cost of sales
Income tax expense (benefit)	1	(1)	—	Provision (benefit) for income taxes
Total reclassifications, net of tax	$(2)	$1	$2
(1)Reclassification of amounts included in net periodic benefit (income) cost include reclassification of net actuarial gain and reclassification of prior service cost as reflected in Note 13—Benefit Plans.

As of August 1, 2026, the Company expects to reclassify $6 million related to unrealized derivative gains out of Accumulated other comprehensive loss and primarily into Interest expense, net during the following twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities, net, are as follows (in millions):

Lease Type	Consolidated Balance Sheets Location	August 1, 2026	August 2, 2025
Operating lease assets	Operating lease assets	$1,334	$1,474
Finance lease assets	Property and equipment, net	12	15
Total lease assets		$1,346	$1,489

Operating liabilities	Current portion of operating lease liabilities	$143	$173
Finance liabilities	Current portion of long-term debt and finance lease liabilities	3	5
Operating liabilities	Long-term operating lease liabilities	1,316	1,400
Finance liabilities	Long-term finance lease liabilities	10	11
Total lease liabilities		$1,472	$1,589

During fiscal 2025, the Company entered into a lease agreement for a new distribution center in Sarasota, Florida. We recognized a $118 million right-of-use asset and operating lease liability for this distribution center in the Consolidated Balance Sheets upon its commencement in the first quarter of fiscal 2025.

The Company’s lease cost under ASC 842 is as follows (in millions):

Lease Expense Type	Consolidated Statements of Operations Location	2026	2025	2024
Operating lease cost	Operating expenses	$280	$316	$298
Short-term lease cost	Operating expenses	6	6	10
Variable lease cost	Operating expenses	92	94	87
Sublease income	Operating expenses	(2)	(4)	(5)
Sublease income	Net sales	(7)	(7)	(10)
Other operating lease cost, net(1)	Restructuring, acquisition and integration related expenses	20	6	—
Net operating lease cost		389	411	380
Amortization of leased assets	Operating expenses	4	6	6
Interest on lease liabilities	Interest expense, net	1	2	2
Finance lease cost		5	8	8
Total net lease cost		$394	$419	$388
(1)Includes $44 million, $32 million and $28 million of lease expense in fiscal 2026, 2025 and 2024, respectively, and $(24) million, $(26) million, and $(28) million of lease income in fiscal 2026, 2025 and 2024, respectively, that is recorded within Restructuring, acquisition and integration related expenses for assigned leases related to previously sold locations and surplus, non-operating properties for which the Company is restructuring its obligations.

In fiscal 2026, the Company recorded $24 million of non-cash asset impairment charges related to decisions to close certain leased retail store locations, of which $20 million related to operating lease assets. Additionally, the Company recorded $6 million of non-cash asset impairment charges related to decisions to discontinue operations at certain leased distribution centers, warehouses or offsite storage facilities as the Company continues to optimize its distribution center network. The fair value utilized in the Company’s impairment analyses was determined based on the income approach, and the impairment charges are recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

As discussed in Note 5—Property and Equipment, Net, the Company recorded a $24 million non-cash asset impairment charge related to our Allentown, Pennsylvania, distribution center during the third quarter of fiscal 2025, of which $13 million related to operating lease assets. The impairment charge is recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

As discussed in Note 5—Property and Equipment, Net, the Company recorded a $15 million non-cash impairment charge related to the decision to close certain leased and owned distribution center locations during the fourth quarter of fiscal 2024, of which $9 million related to operating lease assets. Additionally, the Company recorded a $7 million non-cash asset impairment charge related to the decision to close certain retail store locations during the third quarter of fiscal 2024, of which $3 million related to operating lease assets. The impairment charges are recorded within Loss (gain) on sale of assets and other asset charges in the Consolidated Statements of Operations.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) include payments to be made by the Company or certain third parties in the case of assigned noncancellable operating leases and finance leases. Future minimum lease and subtenant rentals (“Lease Receipts”) include expected cash receipts from operating subleases, and in the case of assigned noncancellable leases receipts for stores sold to third parties, which they operate. As of August 1, 2026, these Lease Liabilities and Lease Receipts consisted of the following (in millions):

	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases (2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2027	$274	$4	$(26)	$—	$248	$4
2028	272	3	(23)	—	249	3
2029	228	3	(19)	—	209	3
2030	236	3	(16)	—	220	3
2031	193	2	(10)	—	183	2
Thereafter	1,094	1	(22)	—	1,072	1
Total undiscounted lease liabilities and receipts	$2,297	$16	$(116)	$—	$2,181	$16
Less interest(3)	(838)	(3)
Present value of lease liabilities	1,459	13
Less current lease liabilities	(143)	(3)
Long-term lease liabilities	$1,316	$10
(1)There were no operating leases for which the extension options are reasonably certain of being exercised. Excludes $2 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)There were no finance leases for which the extension options are reasonably certain of being exercised, nor were there any excluded legally binding minimum lease payments for leases signed but not yet commenced.
(3)Calculated using the interest rate for each lease.

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	August 1, 2026	August 2, 2025
Weighted-average remaining lease term (years)
Operating leases	9.5 years	9.9 years
Finance leases	4.6 years	4.6 years
Weighted-average discount rate
Operating leases	9.7%	9.6%
Finance leases	9.4%	9.6%

Other Information
(in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$292	$311	$284
Operating cash flows from finance leases	$1	$2	$2
Financing cash flows from finance leases	$4	$7	$12
Leased assets obtained in exchange for new finance lease liabilities	$2	$5	$8
Leased assets obtained in exchange for new operating lease liabilities	$60	$321	$361

NOTE 12—SHARE-BASED AWARDS

As of August 1, 2026, the Company had restricted share unit (“RSU”) awards and performance-based restricted share unit (“PSU”) awards outstanding under the 2020 Equity Incentive Plan, as amended and restated from time to time (the “2020 Equity Incentive Plan”). The terms of each stock-based award are determined by the Board of Directors or the Compensation Committee at the time of grant and in accordance with the Company’s equity grant and settlement policy. As of August 1, 2026, the Company had 2.1 million shares authorized and available for grant under the 2020 Equity Incentive Plan.

Share-Based Compensation Expense

The following table presents information regarding share-based compensation expenses and the related tax impacts:

(in millions)	2026	2025	2024
Restricted share unit awards(1)	$41	$33	$33
Performance-based share awards	20	10	4
Share-based compensation expense recorded in Operating expenses	61	43	37
Income tax benefit	(17)	(12)	(10)
Share-based compensation expense, net of tax	$44	$31	$27

Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses	$—	$—	$2
Income tax benefit	—	—	(1)
Share-based compensation expense recorded in Restructuring, acquisition and integration related expenses, net of tax	$—	$—	$1
(1)Includes liability-classified awards of $14 million and equity-classified awards of $27 million for fiscal 2026, and liability-classified awards of $6 million and equity-classified awards of $27 million for fiscal 2025. Amounts recorded in fiscal 2024 are derived entirely from equity-classified awards.

Vesting requirements for awards are at the discretion of the Company’s Board of Directors or the Compensation Committee thereof. Time-based vesting RSUs issued to employees typically vest in three equal annual installments. Time-based vesting RSUs issued to non-employee directors have a minimum one-year vesting period. PSUs typically have a three-year cliff vest, subject to achievement of the performance objectives. As of August 1, 2026, there was $97 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including RSUs and PSUs). This cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of RSUs and PSUs are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. RSUs include liability-classified awards granted during fiscal 2025, that can or will be settled in cash. Liability-classified awards are remeasured at the end of each reporting period. The Company had liabilities for cash-settled share-based compensation awards of $14 million as of August 1, 2026, of which the entire amount was classified as current. The Company had liabilities for cash-settled share-based compensation awards of $6 million as of August 2, 2025, of which the entire amount was classified as current. Cash paid to settle liability-classified awards was $10 million, $0 million and $0 million for fiscal 2026, 2025 and 2024, respectively.

The following summary presents information regarding RSUs and PSUs:

	Equity-Classified		Liability-Classified
	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at July 29, 2023	3.2	$32.11	—	$—
Granted	3.7	15.99	—	—
Vested	(1.5)	14.56	—	—
Forfeited/Canceled	(0.8)	10.42	—
Outstanding at August 3, 2024	4.6	22.66	—	—
Granted	1.2	26.26	0.9	26.18
Vested	(1.6)	23.70	—	26.59
Forfeited/Canceled	(0.5)	20.02	(0.1)	27.32
Outstanding at August 2, 2025	3.7	21.83	0.8	27.01
Granted	1.8	33.43	—	40.04
Vested	(1.4)	30.44	(0.3)	34.36
Forfeited/Canceled	(0.3)	39.69	(0.1)	37.59
Outstanding at August 1, 2026	3.8	$26.26	0.4	$45.30

(in millions)	2026	2025	2024
Intrinsic value of restricted share units vested	$59	$37	$22

Performance-Based Share Unit Awards

During fiscal 2026, the Company granted 0.5 million equity-classified PSUs, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.5 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $34.86. These PSUs are tied to 3-year cumulative fiscal 2026, 2027 and 2028 performance metrics, including core adjusted earnings per share (“EPS”) and free cash flow. An insignificant amount of PSUs granted in fiscal 2026 were forfeited during fiscal 2026.

During fiscal 2025, the Company granted 0.5 million equity-classified PSUs, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 0.5 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $28.22. These PSUs are tied to 3-year cumulative fiscal 2025, 2026 and 2027 performance metrics, including core adjusted EPS and free cash flow. An insignificant amount of PSUs granted in fiscal 2025 were forfeited during fiscal 2026.

During fiscal 2024, the Company granted 0.8 million equity-classified PSUs, included in the granted number in the above table, to its executives and other senior leaders (subject to the issuance of up to 1.0 million additional shares if the Company’s performance exceeds specified targeted levels) with a weighted average grant-date fair value of $16.38. These PSUs were tied to fiscal 2024, 2025 and 2026 performance metrics, including core adjusted EPS and adjusted return on invested capital (“ROIC”). An insignificant amount of PSUs granted in fiscal 2024 were forfeited during fiscal 2026. Based on performance through the performance period ended August 1, 2026, 1.2 million shares underlying PSUs have been earned and will be issued in fiscal 2027.

NOTE 13—BENEFIT PLANS

The Company’s employees who participate are covered by various contributory and non-contributory pension, 401(k) plans, and other health and welfare benefits. The Company’s primary defined benefit pension plans are the SUPERVALU INC. Retirement Plan and certain supplemental executive retirement plans. All of these plans are closed to new participants. Service crediting in the SUPERVALU INC. Retirement Plan ended for all participants as of December 31, 2007, and pay increases were reflected in the amount of benefits accrued in this plan until December 31, 2012. Approximately 56% of the 11,341 union employees participate in multiemployer defined benefit pension plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

Defined Benefit Pension and Other Postretirement Benefit Plans

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation. The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	2026		2025
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Changes in Benefit Obligation
Benefit obligation at beginning of year	$1,418	$10	$1,505	$11
Actuarial gain	(42)	(1)	(50)	(1)
Benefits paid	(108)	(1)	(107)	(1)
Interest cost	67	1	70	1
Benefit obligation at end of year	1,335	9	1,418	10
Changes in Plan Assets
Fair value of plan assets at beginning of year	1,476	—	1,534	—
Actual return on plan assets	45	—	48	—
Benefits paid	(108)	(1)	(107)	(1)
Employer contributions	1	1	1	1
Fair value of plan assets at end of year	1,414	—	1,476	—
Funded (unfunded) status at end of year	$79	$(9)	$58	$(10)

The actuarial gain on projected pension benefit obligations in fiscal 2026 was primarily the result of a 44-basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan. The actuarial gain on projected pension benefit obligations in fiscal 2025 was primarily the result of a 28-basis point increase in the discount rate on the SUPERVALU INC. Retirement Plan.

The funded status of our pension benefits contains plans with individually funded and underfunded statuses. Our other postretirement benefits consist of one plan as shown above. The following table provides the funded status of individual projected pension benefit plan obligations and the fair value of plan assets for these plans:

(in millions)	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
August 1, 2026:
Fair value of plan assets at end of year	$1,414	$—	$1,414
Benefit obligation at end of year	(1,330)	(5)	(1,335)
Funded (unfunded) status at end of year	$84	$(5)	$79

	SUPERVALU INC. Retirement Plan	Other Pension Plan	Total Pension Benefits
August 2, 2025:
Fair value of plan assets at end of year	$1,476	$—	$1,476
Benefit obligation at end of year	(1,413)	(5)	(1,418)
Funded (unfunded) status at end of year	$63	$(5)	$58

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	2026		2025		2024
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit (Income) Cost
Expected return on plan assets	$(90)	$—	$(92)	$—	$(92)	$—
Interest cost	67	1	70	1	74	1
Amortization of prior service cost	—	—	—	2	—	3
Amortization of net actuarial gain	—	(1)	—	(1)	—	(1)
Net periodic benefit (income) cost	(23)	—	(22)	2	(18)	3
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	3	(1)	(6)	(1)	3	—
Amortization of prior service cost	—	—	—	(2)	—	(3)
Amortization of net actuarial loss	—	1	—	1	—	1
Total expense (benefit) recognized in Other comprehensive income (loss)	3	—	(6)	(2)	3	(2)
Total (benefit) expense recognized in net periodic benefit (income) cost and Other comprehensive income (loss)	$(20)	$—	$(28)	$—	$(15)	$1

Amounts recognized in the Consolidated Balance Sheets as of August 1, 2026 and August 2, 2025 consist of the following:

	August 1, 2026		August 2, 2025
(in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Other long-term assets	$85	$—	$63	$—
Pension and other postretirement benefit obligations	(5)	(8)	(5)	(9)
Accrued compensation and benefits	(1)	(1)	—	(1)
Total	$79	$(9)	$58	$(10)

Benefit Plan Assumptions

Weighted average assumptions used to determine benefit obligations and net periodic benefit (income) cost consisted of the following:

	2026	2025	2024
Benefit obligation assumptions:
Discount rate	5.81% - 5.88%	5.37% - 5.43%	5.09% - 5.12%
Net periodic benefit (income) cost assumptions:
Discount rate	5.37% - 5.43%	5.09% - 5.12%	5.01% - 5.03%
Rate of compensation increase	—	—	—
Expected return on plan assets(1)	6.25%	6.25%	6.25%
Interest credit	5.00%	5.00%	5.00%
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

For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 8.10% as of August 1, 2026. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2035, until it reaches the ultimate trend rate of 4.50%. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 6.40% as of August 1, 2026.

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

The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2026	2025
Fixed income	85.0%	84.8%	84.9%
Domestic equity	6.9%	5.2%	6.9%
Private equity	2.0%	2.0%	2.5%
International equity	4.1%	6.5%	4.1%
Real estate	2.0%	1.5%	1.6%
Total	100.0%	100.0%	100.0%

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

Government securities - Certain government securities are valued using prices provided by independent pricing services or other observable market inputs, including benchmark yields and matrix pricing methodologies.

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

Other - Consists primarily of U.S. Treasury securities valued at the closing price reported in active markets for identical securities, options, futures, and money market investments priced at $1 per unit.

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

The fair value of assets held in the master trust for defined benefit pension plans as of August 1, 2026, by asset category, consisted of the following:

(in millions)	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$49	$—	$—	$—	$49
Common collective trusts	—	513	—	—	513
Corporate bonds	—	557	—	—	557
Government securities	—	130	—	—	130
Mortgage-backed securities	—	25	—	—	25
Private equity and real estate partnerships	—	—	—	52	52
Other	86	2	—	—	88
Total plan assets at fair value	$135	$1,227	$—	$52	$1,414

The fair value of assets held in the master trust for defined benefit pension plans as of August 2, 2025, by asset category, consisted of the following:

(in millions)	Level 1	Level 2	Level 3	Measured at NAV as a Practical Expedient	Total
Common stock	$49	$—	$—	$—	$49
Common collective trusts	—	523	—	—	523
Corporate bonds	—	573	—	—	573
Government securities	—	148	—	—	148
Mortgage-backed securities	—	25	—	—	25
Private equity and real estate partnerships	—	—	—	60	60
Other	94	4	—	—	98
Total plan assets at fair value	$143	$1,273	$—	$60	$1,476

Contributions

No cash pension contributions were required to be made to the SUPERVALU INC. Retirement Plan under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2026. The Company expects to contribute approximately $1 million to its other defined benefit pension plans and $1 million to its postretirement benefit plans in fiscal 2027.

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

Estimated Future Benefit Payments

The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in millions):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2027	$115	$1
2028	115	1
2029	115	1
2030	114	1
2031	113	1
Years 2032-2036	539	4

Defined Contribution Plan

The Company sponsors a defined contribution and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax Roth basis. The Company matches a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by the Company to the plan is determined by plan provisions or at the Company’s discretion. Total employer contribution expenses for this plan were $29 million, $31 million and $30 million for fiscal 2026, 2025 and 2024, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

As of August 1, 2026 there was $3 million of Accrued compensation and benefits and $1 million of Other long-term liabilities recognized in the Consolidated Balance Sheets. As of August 2, 2025 there was $3 million of Accrued compensation and benefits and $1 million of Other long-term liabilities.

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

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status relates to the plans’ most recent fiscal year-end for which information is available. The zone status is based on information that we received from the plan or that the plan otherwise makes available and is annually certified by each plan’s actuary. Among other factors, deep red zone status or critical and declining plans are generally less than 65% funded and are projected to become insolvent within 15 to 20 years, red zone status plans are generally less than 65% funded and are considered in critical status, yellow zone status plans are less than 80% funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. The American Rescue Plan Act of 2021 (“ARPA”) established the Special Financial Assistance (“SFA”) Program to permit financially troubled multiemployer plans to apply to receive a cash payment intended to keep plans solvent and able to pay benefits through 2051. As of August 1, 2026, three plans to which the Company contributes have received SFA.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. The collective bargaining agreements specify the contribution rates per unit to these plans and do not specify a minimum dollar amount.

At the date the financial statements were issued, Form 5500 for these plans were generally not available for the plan years ending in 2025.

The following table contains information about the Company’s significant multiemployer plans from which the Company has not withdrawn (in millions):

			Pension Protection Act Zone Status		Contributions
Pension Fund	EIN-Pension Plan Number	Plan Month/Day End Date	Most Recent Available	FIP/RP Status Pending/Implemented	2026	2025	2024	Surcharges Imposed(1)
Teamsters Retirement Pension Plan (f/k/a/ Minneapolis Food Distributing Industry Pension Plan)	416047047-001	12/31	Green	No	$11	$11	$11	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	410905139-001	2/28	Red	Implemented	10	10	11	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	832598425-001	12/31	NA	NA	3	3	3	NA
Central States, Southeast & Southwest Areas Pension Plan	366044243-001	12/31	Red	Implemented	3	5	5	No
UFCW Unions and Participating Employers Pension Fund	526117495-002	12/31	Red	Implemented	2	3	3	No
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	No	15	14	12	No
All Other Multiemployer Pension Plans(2)					1	2	2
Total					$45	$48	$47
(1)    PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.
(2)    All Other Multiemployer Pension Plans includes 3 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contributions 2025
Teamsters Retirement Pension Plan (f/k/a/ Minneapolis Food Distributing Industry Pension Plan)	5/31/2030	1	5/31/2030	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	3/4/2028	1	3/4/2028	100.0%	☒
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Plan	3/4/2028	1	3/4/2028	100.0%	☒
Central States, Southeast and Southwest Areas Pension Plan	5/31/2027 - 6/1/2030	4	5/31/2029	67.7%	☐
UFCW Unions and Participating Employers Pension Fund	7/11/2026(2)	2	7/11/2026(2)	69.9%	☒
Western Conference of Teamsters Pension Plan	9/20/2026 - 1/17/2030	18	3/20/2027	43.8%	☐
(1)Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees represented under the applicable collective bargaining agreements.
(2)These collective bargaining agreements have been extended.

As of August 1, 2026, accrued multiemployer pension plan withdrawal liabilities included in Other long-term liabilities and Accrued compensation and benefits were $68 million and $6 million, respectively, for 14 multiemployer plans. As of August 2, 2025 amounts included in Other long-term liabilities and Accrued compensation and benefits were $61 million and $6 million, respectively. Payments associated with these liabilities are required to be made over varying time periods, but principally over the next 20 years.

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

The Company contributed $104 million, $90 million and $88 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.

Collective Bargaining Agreements

As of August 1, 2026, we had 23,431 full and part-time employees, 11,341 of whom were covered by 64 collective bargaining agreements, including existing agreements under negotiation. During fiscal 2026, eight collective bargaining agreements covering 1,956 employees were renegotiated, including five collective bargaining covering 1,244 employees that have tentative agreements in place, pending ratification. During fiscal 2026, four collective bargaining agreements covering 853 employees expired without their terms being renegotiated. Extensions are in place, and negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. Additionally, seven new collective bargaining agreements covering 1,328 employees were negotiated. During fiscal 2027, 24 collective bargaining agreements covering 2,424 employees are scheduled to expire.

NOTE 14—INCOME TAXES

Income Tax Expense (Benefit)

The domestic and foreign components of income (loss) before income taxes were as follows:

(in millions)	2026	2025	2024
U.S. operations	$90	$(163)	$(145)
Foreign operations	12	9	8
Total	$102	$(154)	$(137)

The income tax expense (benefit) was allocated as follows:

(in millions)	2026	2025	2024
Income tax expense (benefit)	$18	$(39)	$(27)
Other comprehensive income (loss)	2	2	(6)
Total	$20	$(37)	$(33)

Total income tax expense (benefit) consisted of the following:

(in millions)	2026	2025	2024
Current:
U.S. Federal	$(14)	$11	$15
State and Local	2	3	5
Foreign	3	3	2
Total current	(9)	17	22
Deferred:
U.S. Federal	17	(42)	(41)
State and Local	10	(14)	(8)
Foreign	—	—	—
Total deferred	27	(56)	(49)
Total	$18	$(39)	$(27)

As a result of the adoption of ASU 2023-09, certain items in the effective tax rate reconciliation have been reclassified between categories to conform with current period presentation. These reclassifications did not have a material impact on any individual line items or the overall effective income tax rate. The reconciliation of the provision for income taxes at the U.S. federal income tax rate to the Company’s income tax provision for the fiscal years 2026, 2025 and 2024 is as follows:

	2026		2025		2024
(in millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$22	21.0%	$(32)	21.0%	$(29)	21.0%
State and local income tax, net of federal income tax effect(1)	10	9.9	(8)	4.9	(4)	2.9
Tax credits(2)	(10)	(9.3)	(4)	2.5	(4)	2.5
Changes in valuation allowances	—	—	5	(3.4)	2	(1.9)
Nontaxable or nondeductible items:
Compensation related items(3)	(3)	(2.6)	2	(1.8)	5	(3.3)
Changes in unrecognized tax benefits	(6)	(6.3)	—	—	—	—
Other adjustments(4)	5	4.9	(2)	2.1	3	(1.5)
Effective income tax rate	$18	17.6%	$(39)	25.3%	$(27)	19.7%
(1)For fiscal 2026, state taxes in Virginia, California, and Pennsylvania contributed to the majority (greater than 50%) of the tax effect in this category. For fiscal 2025, state taxes in California, Maryland and Minnesota contributed to the majority (greater than 50%) of the tax effect in this category. For fiscal 2024, state taxes in California and Minnesota contributed to the majority (greater than 50%) of the tax effect in this category.

(2)Reflects all tax credits reportable as general business credits and includes investment, research and development, and employment tax credits.
(3)This category includes the impact of share-based compensation as well as other nontaxable and nondeductible compensation items.
(4)Foreign tax effects on the effective rate are included in Other adjustments due to immateriality for all periods presented and relate to Canada.

Cash Payments (Refunds) for Income Taxes, Net

Total cash payments, net of refunds received, for income taxes consisted of the following:

(in millions)	2026	2025	2024
U.S. Federal	$—	$—	$(1)
State and Local:
California	2	*	(2)
Illinois	*	1	(9)
Maryland	(1)	*	*
Minnesota	1	(4)	*
New York	*	1	*
Pennsylvania	*	1	(3)
Virginia	—	*	(1)
Other state and local (1)	3	1	1
Foreign (2)	2	4	1
Total	$7	$4	$(14)
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
(1)For fiscal 2026, income taxes paid to Virginia meet the 5% disaggregation threshold but are included in Other state and local taxes due to rounding. For fiscal 2025, income taxes paid to the following jurisdictions meet the 5% disaggregation threshold but are included in Other state and local taxes due to rounding: Florida, Missouri, New Hampshire, New Jersey, New York City, and Texas.
(2)Foreign cash taxes relate to Canada for all periods presented.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)	2026	2025	2024
Unrecognized tax benefits at beginning of period	$8	$7	$11
Unrecognized tax benefits added during the period	—	2	1
Decreases in unrecognized tax benefits due to statute expiration	(1)	—	(3)
Decreases in unrecognized tax benefits from a prior period	(5)	—	—
Decreases in unrecognized tax benefits due to settlements	—	(1)	(2)
Unrecognized tax benefits at end of period	$2	$8	$7

In addition, the Company has nothing paid on deposit to any governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2026, 2025 and 2024, total accrued interest and penalties was $1 million, $2 million and $2 million, respectively.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of August 1, 2026, the Company is no longer subject to comprehensive federal income tax examinations for fiscal years before 2021 and in most states is no longer subject to state income tax examinations for fiscal years before 2021.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 1, 2026 and August 2, 2025 are presented below:

(in millions)	August 1, 2026	August 2, 2025
Deferred tax assets:
Compensation and benefits related	$28	$33
Accounts receivable, principally due to allowances for uncollectible accounts	9	9
Accrued expenses	26	39
Capitalized research and development	47	56
Net operating loss carryforwards	18	18
Other tax carryforwards	123	107
Foreign tax credits	1	1
Intangible assets	28	37
Lease liabilities	387	414
Interest rate swap agreements	—	1
Other deferred tax assets	7	3
Total gross deferred tax assets	674	718
Less valuation allowance	(20)	(17)
Net deferred tax assets	$654	$701
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$119	$126
Inventories	22	25
Lease right of use assets	353	388
Interest rate swap agreements	2	—
Total deferred tax liabilities	496	539
Net deferred tax assets	$158	$162

Tax Credits and Valuation Allowances

At August 1, 2026, the Company had gross deferred tax assets of approximately $674 million. The Company regularly reviews its deferred tax assets for recoverability to evaluate whether it is more likely than not that they will be realized. In making this evaluation, the Company considers the statutory recovery periods for the assets, along with available sources of future taxable income, including reversals of existing taxable temporary differences, tax planning strategies, history of taxable income, and projections of future income. The Company gives more significance to objectively verifiable evidence, such as the existence of deferred tax liabilities that are forecast to generate taxable income within the relevant carryover periods, and a history of earnings. A valuation allowance is provided when the Company concludes, based on all available evidence, that it is more likely than not that the deferred tax assets will not be realized during the applicable recovery period. The Company has reviewed these factors in evaluating the recoverability of its deferred tax assets. As of August 1, 2026, the Company anticipates sufficient future taxable income to realize all of its deferred tax assets within the applicable recovery periods with the exception of certain foreign tax credits, charitable contribution carryovers and state net operating losses. Accordingly, the Company has established valuation allowances against that portion of its charitable contribution carryovers, state net operating losses and foreign tax credits that, in the Company’s judgment, are not likely to be realized within the applicable recovery periods.

At August 1, 2026, the Company had gross disallowed charitable contribution carryforwards of approximately $97 million that are available for carryforward over five years. As of August 1, 2026, the Company anticipates sufficient future taxable income to utilize $58 million of these gross charitable contribution carryovers within the applicable five-year carryforward periods. The Company has established a valuation allowance against the gross $39 million of charitable contribution carryovers that, in the Company’s judgment, are not likely to be realized within the applicable recovery period.

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

NOTE 15—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

(in millions, except per share data)	2026	2025	2024
Basic weighted average shares outstanding	60.7	60.2	59.3
Net effect of dilutive stock awards based upon the treasury stock method	2.1	—	—
Diluted weighted average shares outstanding	62.8	60.2	59.3

Basic earnings (loss) per share(1)	$1.39	$(1.95)	$(1.89)
Diluted earnings (loss) per share(1)	$1.34	$(1.95)	$(1.89)

Anti-dilutive share-based awards excluded from the calculation of diluted earnings (loss) per share	—	3.1	2.1
(1)Earnings (loss) per share amounts are calculated using actual unrounded figures.

NOTE 16—BUSINESS SEGMENTS

The Company has three reportable segments: Natural, Conventional and Retail. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.

The Natural reportable segment is engaged in the wholesale distribution of natural, organic and specialty food and non-food products and services and includes the Company’s portfolio of natural owned brands and natural and organic snack food manufacturing business. The Conventional reportable segment is engaged in the wholesale distribution of conventional food and non-food products and services and includes the Company’s portfolio of conventional owned brands. The Retail reportable segment derives revenues from the sale of groceries and other products at the Company’s grocery and liquor stores operating under the Cub® Foods and Shoppers® banners. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Intersegment transactions are generally recorded at amounts that approximate market value.

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

Unallocated corporate overhead includes a portion of centrally-managed corporate functions, which include, but are not limited to, certain enterprise-wide information technology, finance and accounting, corporate legal operations, corporate affairs, human resources, investor relations, treasury, and other corporate operating expenses that are not integral to segment performance. Unallocated corporate overhead excludes items such as restructuring, acquisition and integration related expenses and share-based compensation. These items are excluded from the definition of Adjusted EBITDA and are added back to reconcile segment Adjusted EBITDA to Income (loss) before income taxes.

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

The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM, and exclude the same items that are excluded from Segment Adjusted EBITDA. The following tables provide financial information for each reportable segment, along with a reconciliation to Income (loss) before income taxes:

	2026
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$17,088	$11,907	$2,157	$31,152
Intersegment Net sales	44	1,067	—	1,111
	17,132	12,974	2,157	$32,263
Elimination of intersegment Net sales				(1,111)
Net sales				$31,152
Less:
Cost of sales	14,906	11,511	1,629
Distribution expenses	1,308	880	—
Other(1)	391	313	553
Segment Adjusted EBITDA	527	270	(25)	$772

Adjustments:
Elimination of intersegment profit				2
Unallocated corporate overhead				(73)
Net income attributable to noncontrolling interests				—
Net periodic benefit income, excluding service cost				23
Interest expense, net				(126)
Other expense, net				(6)
Depreciation and amortization				(303)
Share-based compensation				(61)
LIFO charge				(19)
Restructuring, acquisition, and integration related expenses				(52)
Loss (gain) on sale of assets and other asset charges				(27)
Multi-employer pension plan withdrawal charges				(3)
Other retail expense				(1)
Business transformation costs				(34)
Cybersecurity incident				21
Other adjustments				(11)
Income before income taxes				$102
(1)Other segment items for each reportable segment include:
•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

	2025
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$15,964	$13,478	$2,342	$31,784
Intersegment Net sales	53	1,189	—	1,242
	16,017	14,667	2,342	$33,026
Elimination of intersegment Net sales				(1,242)
Net sales				$31,784
Less:
Cost of sales	13,904	13,137	1,746
Distribution expenses	1,263	1,003	—
Other(1)	408	353	590
Segment Adjusted EBITDA	442	174	6	$622

Adjustments:
Elimination of intersegment loss				(2)
Unallocated corporate overhead				(68)
Net income attributable to noncontrolling interests				3
Net periodic benefit income, excluding service cost				20
Interest expense, net				(146)
Other income, net				3
Depreciation and amortization				(321)
Share-based compensation				(43)
LIFO benefit				2
Restructuring, acquisition, and integration related expenses				(94)
Loss (gain) on sale of assets and other asset charges				(42)
Business transformation costs				(47)
Cybersecurity incident				(26)
Other adjustments				(15)
Loss before income taxes				$(154)
(1)Other segment items for each reportable segment include:
•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

	2024
(in millions)	Natural	Conventional	Retail	Total
Net sales (revenues from external customers)	$14,869	$13,675	$2,436	$30,980
Intersegment Net sales	79	1,271	—	1,350
	14,948	14,946	2,436	$32,330
Elimination of intersegment Net sales				(1,350)
Net sales				$30,980
Less:
Cost of sales	12,939	13,368	1,815
Distribution expenses	1,230	1,009	—
Other(1)	429	350	613
Segment Adjusted EBITDA	350	219	8	$577

Adjustments:
Elimination of intersegment profit				5
Unallocated corporate overhead				(64)
Net income attributable to noncontrolling interests				2
Net periodic benefit income, excluding service cost				15
Interest expense, net				(162)
Other income, net				2
Depreciation and amortization				(319)
Share-based compensation				(37)
LIFO charge				(7)
Restructuring, acquisition, and integration related expenses				(36)
Loss (gain) on sale of assets and other asset charges				(57)
Business transformation costs				(52)
Other adjustments				(4)
Loss before income taxes				$(137)
(1)Other segment items for each reportable segment include:
•Natural and Conventional – other operating costs such as selling, general and administrative expenses and certain allocated corporate costs
•Retail – other operating costs such as store compensation and occupancy costs, selling and administrative expenses as well as an adjustment for Net income attributable to noncontrolling interests, which is excluded from Adjusted EBITDA

The following table provides other significant items by reportable segment, along with a reconciliation to consolidated totals:

	Fiscal Year Ended
(in millions)	August 1, 2026 (52 weeks)	August 2, 2025 (52 weeks)	August 3, 2024 (53 weeks)
Depreciation and amortization:
Natural	$105	$103	$101
Conventional	163	178	172
Retail	32	36	35
Total segments	300	317	308
Unallocated corporate	3	4	11
Consolidated total	$303	$321	$319

Payments for capital expenditures:
Natural	$103	$164	$171
Conventional	74	43	140
Retail	33	20	24
Total segments	210	227	335
Unallocated corporate	7	4	10
Consolidated total	$217	$231	$345

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain lease obligations of various retailers as of August 1, 2026. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees. The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of August 1, 2026, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $14 million ($11 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, as of August 1, 2026, the Company has recorded a de minimis total estimated loss in the Consolidated Balance Sheets.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of August 1, 2026, the Company had approximately $787 million of non-cancelable future purchase obligations, most of which will be paid and utilized in the ordinary course within one year.

Legal Proceedings

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic. Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 40 suits pending in the United States District Court for the Northern District of Ohio where thousands of cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. (“New Albertson’s”) and the Company (the “Stock Purchase Agreement”), the Company believes that New Albertson’s has an obligation to defend and indemnify UNFI in a majority of the cases. New Albertson’s originally agreed to do so under a reservation of rights, however, New Albertson’s is disputing its obligation to do so. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019. To date, no discovery has been conducted against UNFI in any of the actions. On October 7, 2022, the MDL Court issued an order directing the Company and numerous other non-litigating defendants to submit by November 1, 2022, a list of opioid cases where the Company is named and opioid dispensing and distribution data. The Company produced the data in compliance with the order. On March 8, 2023, the Company received a subpoena from the Consumer Protection Division of the Maryland Attorney General’s Office seeking records related to the distribution and dispensing of opioids. On May 19, 2023, the Company provided an initial production in response to the subpoena and is waiting for further direction from the Maryland Attorney General on additional documents requested. At an April 24, 2024 status conference, the MDL Court directed that the plaintiffs and non-litigating defendants, which includes the Company, determine whether the cases will be dismissed, litigated or mediated. In the first quarter of fiscal 2026, the Company reached an agreement to settle these cases for $23.4 million. The Company has executed the settlement agreements, and all amounts owed related to the settlement have been paid as of August 1, 2026. The settlement notice and administration process is ongoing.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators’ allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. The relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertson’s in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant to the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by the relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. On August 5, 2019, the Court granted one of the relators’ summary judgment motions finding that the defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. On July 2, 2020, the Court granted the defendants’ summary judgment motion and denied the relators’ motion, dismissing the case. On July 9, 2020, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals. On August 12, 2021, the Seventh Circuit affirmed the District Court’s decision granting summary judgment in defendants’ favor. On June 1, 2023, the Supreme Court reversed and vacated the lower court’s judgment and remanded the case to the Seventh Circuit for further proceedings. On July 27, 2023, the Seventh Circuit vacated the summary judgment order and remanded the case to the District Court. On August 22, 2023, the District Court set the trial date for April 29, 2024. On October 11, 2023, each of the Company and the relators filed a motion for summary judgment. On February 16, 2024, the defendants filed a motion to reconsider the Court’s August 5, 2019 partial grant of summary judgment to the relators and to continue the trial date. On February 27, 2024, the Court granted the defendants’ motion for a trial date continuance and vacated the April 29, 2024 trial date. On April 26, 2024, the Court denied the defendants’ motion to reconsider the partial grant of summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment and on September 30, 2024, the Court denied both parties’ motions for summary judgment on scienter and granted the relators’ motion for summary judgment on materiality. On March 4, 2025, after a three-week jury trial, the jury found in favor of the Company, determining that the Company has no liability. On April 1, 2025, the relators filed a motion asking the District Court to alter or amend the judgment to enter judgment for the relators on penalties and a new trial on damages. The Company filed its response in opposition to the motion on April 29, 2025. On October 31, 2025, the Court denied the relators’ motions. On November 26, 2025, the relators filed a notice of appeal with the Seventh Circuit Court of Appeals and the Company filed its cross appeal on December 5, 2025. The parties have briefed the appeal and oral argument is set for November 10, 2026.

The Company, J. Alexander Miller Douglas, John Howard and Chris Testa are named in a putative securities class action that was originally filed on March 29, 2023. In Dan Sills, et al. v. United Natural Foods, Inc., et al., pending in the U.S. District Court for the Southern District of New York, the plaintiffs allege that defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose material facts about the Company’s business, operations and prospects. The defendants filed a Motion to Dismiss on December 21, 2023, and on September 13, 2024, the court issued an opinion granting in part and denying in part the motion. On October 28, 2024, the Company answered the complaint denying the allegations. On March 7, 2025, the plaintiffs filed a motion for class certification and the Company filed its response on June 13, 2025. In the third quarter of fiscal 2026, the Company reached an agreement to settle this case for $39 million, which will be funded directly by the Company’s insurers to the settlement administrator, and is in the process of finalizing the settlement agreement. The Company has recorded a liability related to this agreement within Accrued expenses and other current liabilities, and an offsetting receivable for insurance recoveries within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

From time to time, the Company receives notice of claims or potential claims or becomes involved in litigation, alternative dispute resolution, such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law, including wage and hour (including class actions); pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay in the context of labor contract negotiations and other matters; supplier, customer and service provider contract terms and claims, including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; product liability claims, including those where the supplier may be insolvent and customers or consumers are seeking recovery against the Company; real estate and environmental matters, including claims in connection with its ownership and lease of a substantial amount of real property, both retail and warehouse properties; and antitrust. Additionally, costs could result from claims from customers or suppliers related to the June 2025 cybersecurity incident. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. Management regularly monitors the Company’s exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. Management has made provisions where it believes the loss contingency is probable and can be reasonably estimated. As of August 1, 2026, amounts accrued for these legal proceedings and other loss contingencies not quantified above are not material, individually or in the aggregate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 1, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of August 1, 2026, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of August 1, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Financial Statements and Supplementary Data in Part II, Item 8 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Securities Exchange Act of 1934, as amended Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended August 1, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 15, 2026 (the “Proxy Statement”) under the captions “Directors and Nominees for Director,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” if applicable, “Anti-Hedging and Insider Trading Policies,” “Committees of the Board of Directors,” “Nomination of Directors” and “Stockholder Director Recommendations and Proxy Access” and is incorporated herein by this reference.

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

10.1
Term Loan Agreement, dated October 22, 2018, by and among United Natural Foods, Inc., SUPERVALU INC., Goldman Sachs Bank USA, as administrative agent for the lenders, and the lenders party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.2
Amendment No. 1 to Term Loan Agreement, dated as of February 11, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2021).

10.3
Amendment No. 2 to Term Loan Agreement, dated as of November 10, 2021, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).

10.4
Amendment No. 3 to Term Loan Agreement, dated June 3, 2022, by and among the Registrant and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and the other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

10.5
Amendment No. 4 to Term Loan Agreement, dated May 1, 2024, by and among the Registrant, UNFI Wholesale, Inc., UNFI Distribution Company, LLC and SUPERVALU INC., Credit Suisse AG, Cayman Islands Branch and other lender parties thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.6*
Amendment No. 5 to Term Loan Agreement, dated June 18, 2026, by and among the Registrant, UNFI Wholesale, Inc., UNFI Distribution Company, LLC and SUPERVALU INC., JPMorgan Chase Bank, N.A., and the other lender parties thereto.

10.7
Indenture, dated October 22, 2020, among the Registrant, its subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 26, 2020).

10.8
Amended and Restated Loan Agreement, dated April 1, 2026, by and among the Registrant, SUPERVALU INC., UNFI Distribution Company, LLC, UNFI Wholesale, Inc., and UNFI Canada, Inc., as borrowers, the financial institutions that are parties thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2026).

Exhibit No.	Description
10.9+
Amended and Restated Agreement for the Distribution of Products, dated May 21, 2024, between Whole Foods Market Services, Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.10**
Amended and Restated CEO Severance Agreement, dated June 3, 2024, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024).

10.11**
CEO Change in Control Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.12**
CEO Indemnification Agreement, dated effective August 9, 2021, between the Registrant and J. Alexander Miller Douglas (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2021).

10.13**	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2018).
10.14**	Form of Amended and Restated Severance Agreement, effective as of October 23, 2022 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 30, 2022).
10.15**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
10.16**
Form of Indemnification Agreement (for agreements entered into after February 29, 2024) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2024).

10.17**	United Natural Foods, Inc. Executive Severance Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 2, 2025).
10.18**	Amended and Restated 2020 Equity Incentive Plan, as amended on June 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021).
10.19**
Second Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan, effective as of March 3, 2023 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023).

10.20**	Third Amended and Restated United Natural Foods, Inc. 2020 Equity Plan Incentive (Filed as Annex A to the Registrant’s Proxy Statement on FORM DEF14A filed on November 8, 2023).
10.21**	Fourth Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed on November 6, 2024).
10.22**	Fifth Amended and Restated United Natural Foods, Inc. 2020 Equity Incentive Plan (filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed on November 5, 2025).
10.23**
Form of RSU Award Agreement (CEO) (for grants made after September 21, 2023) pursuant to the Registrant’s Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).

10.24**
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

10.28**	Form of PSU Award Agreement (CEO, Retail) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024).
10.29**
Form of RSU Award Agreement (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.30**
Form of PSU Award Agreement (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.31**
Form of RSU Award Agreement (CEO) (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

Exhibit No.	Description
10.32**
Form of PSU Award Agreement (CEO) (for grants made on or after December 19, 2024), pursuant to the Registrant’s Fourth Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2025).

10.33**
United Natural Foods, Inc. Annual Incentive Plan, as further amended, effective as of September 26, 2024 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 3, 2024).

10.34**	Offer Letter, dated July 7, 2026, between the Company and Alfredo Luchini (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2026).
10.35**	Offer Letter, dated July 7, 2026, between the Company and Matteo Tarditi (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2026).
19*	UNFI Amended and Restated Policy Regarding Trading in Company Securities.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Erroneously Awarded Incentive-Based Compensation Clawback Policy, effective October 2, 2023 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 29, 2023).
101*
The following materials from the United Natural Foods, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 1, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2026, formatted in Inline XBRL (included in Exhibit 101).
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

UNITED NATURAL FOODS, INC.
/s/ ALFREDO LUCHINI
Alfredo Luchini Chief Financial Officer (Principal Financial Officer)
Dated: September 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. ALEXANDER MILLER DOUGLAS	Chief Executive Officer (Principal Executive Officer) and Director	September 11, 2026
J. Alexander Miller Douglas
/s/ ALFREDO LUCHINI	Chief Financial Officer (Principal Financial Officer)	September 11, 2026
Alfredo Luchini
/s/ HONG T. DINH	Chief Accounting Officer (Principal Accounting Officer)	September 11, 2026
Hong T. Dinh
/s/ JACK L. STAHL	Chairman	September 11, 2026
Jack L. Stahl
/s/ LYNN S. BLAKE	Director	September 11, 2026
Lynn S. Blake
/s/ GLORIA R. BOYLAND	Director	September 11, 2026
Gloria R. Boyland
/s/ DAPHNE J. DUFRESNE	Director	September 11, 2026
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 11, 2026
Michael S. Funk
/s/ JAMES M. LOREE	Director	September 11, 2026
James M. Loree
/s/ JAMES L. MUEHLBAUER	Director	September 11, 2026
James L. Muehlbauer
/s/ JAMES C. PAPPAS	Director	September 11, 2026
James C. Pappas
/s/ MOHAMMAD SHAMIM	Director	September 11, 2026
Mohammad Shamim